Form 10-Q
period 1996-06-30
TRINET CORPORATE REALTY TRUST INC
filed 1996-08-06
CIK 899162

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         Commission file number 1-11918

                       TRINET CORPORATE REALTY TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

               Maryland                                  94-3175659
       (State of incorporation)             (I.R.S. Employer Identification No.)

Four Embarcadero Ctr., Suite 3150, San Francisco, CA                     94111
         (Address of principal executive offices)                     (Zip Code)

                                 (415) 391-4300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     13,847,667 shares of Common Stock, $.01 par value as of August 1, 1996

                       TRINET CORPORATE REALTY TRUST, INC.
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1996

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

   Item 1.        Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 1996
                  and December 31, 1995.                                      3

                  Consolidated Statements of Operations for the six months
                  and three months ended June 30, 1996 and 1995.              4

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1996 and 1995.                        5

                  Notes to Consolidated Financial Statements                  6

   Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               9

PART II - OTHER INFORMATION

   Item 1.        Legal Proceedings                                           12

   Item 2.        Changes in Securities                                       12

   Item 3.        Defaults Upon Senior Securities                             12

   Item 4.        Submission of Matters to a Vote of Security Holders         12

   Item 5.        Other Information                                           12

   Item 6.        Exhibits and Reports on Form 8-K                            12

   Signatures                                                                 14

                       TRINET CORPORATE REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
           (Unaudited and dollars in thousands, except per share data)




                                                                          June 30, 1996    December 31, 1995
                                                                          -------------    -----------------
                                                                           (Unaudited)         (Audited)

          ASSETS

Real estate, at cost:
          Land                                                             $    110,306        $  95,748
          Depreciable property                                                  510,449          442,969
          Other real estate                                                      22,239               --
                                                                           ------------        ---------
                                                                                642,994          538,717
          Less accumulated depreciation                                         (34,749)         (30,260)
                                                                           ------------        ---------
                                                                                608,245          508,457
          Investment in joint venture                                             6,565               --
                                                                           ------------        ---------
               Total real estate                                                614,810          508,457
Cash and cash equivalents                                                         4,843            9,376
Restricted cash and investments                                                   3,963           12,242
Deferred rent receivable                                                         13,755           11,456
Interest rate protection agreements and loan costs, net                          16,780           16,312
Other assets, net                                                                 1,858            1,884
                                                                           ------------        ---------
                                                                           $    656,009        $ 559,727
                                                                           ============        =========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
          Debt                                                             $    292,891        $ 244,750
          Dividends payable                                                       8,586            8,582
          Other liabilities                                                      20,681           17,055
                                                                           ------------        ---------
                 Total liabilities                                              322,158          270,387
                                                                           ------------        ---------
Stockholders' equity:
          Preferred stock, $.01 par value, 10,000,000 shares
                 authorized, issued and outstanding: 2,000,000
                 shares at June 30, 1996 and no shares at
                 December 31, 1995, respectively (aggregate
                 liquidation preference $50,000,000)                                 20               --
          Common stock, $.01 par value, 40,000,000 shares
                 authorized, issued and outstanding: 13,847,667
                 shares at June 30, 1996 and 13,841,667 shares
                 at December 31, 1995, respectively                                 138              138
          Paid-in-capital                                                       360,724          312,904
          Distributions in excess of net income                                 (27,031)         (23,702)
                                                                           ------------        ---------
                 Total stockholders' equity                                     333,851          289,340
                                                                           ------------        ---------
                                                                           $    656,009        $ 559,727
                                                                           ============        =========

   The accompanying notes are an integral part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited and dollars in thousands, except per share data)




                                                                        Six Months Ended                  Three Months Ended
                                                                             June 30,                           June 30,
                                                                             --------                           --------
                                                                     1996              1995              1996              1995
                                                                     ----              ----              ----              ----

Revenue:
         Rent                                                     $    35,356       $    25,355       $    18,623       $    13,618
         Joint venture income                                              15                --                15                --
         Other                                                            356               337               275               159
                                                                  -----------       -----------       -----------       -----------
                 Total revenue                                         35,727            25,692            18,913            13,777


Expenses:
         Property operating costs                                       1,218               575               856               335
         General and administrative                                     2,256             2,056             1,233             1,011
         Interest                                                      10,513             7,448             5,650             4,129
         Depreciation                                                   6,416             4,780             3,271             2,571
         Amortization                                                   1,485             1,929               754               967
                                                                  -----------       -----------       -----------       -----------

                 Net income                                       $    13,839       $     8,904       $     7,149       $     4,764
                                                                  ===========       ===========       ===========       ===========

                 Earnings available to common shares              $    13,683       $     8,904       $     6,993       $     4,764
                                                                  ===========       ===========       ===========       ===========

         Earnings available per common share                      $      0.99       $      0.84       $      0.51       $      0.44
                                                                  ===========       ===========       ===========       ===========


         Weighted average number of common
                 shares outstanding                                13,841,766        10,558,794        13,841,865        10,841,667
                                                                  ===========       ===========       ===========       ===========


         Dividends declared per common share to stockholders
         of record as of June 28 and March 29, 1996,
         and June 30 and March 31, 1995                           $      1.24       $      1.22       $      0.62       $      0.61
                                                                  ===========       ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited and dollars in thousands)


                                                                             Six Months Ended
                                                                                 June 30,
                                                                                 --------
                                                                           1996            1995
                                                                           ----            ----
Cash flows from operating activities:
          Net income                                                   $  13,839        $   8,904
          Noncash income and expenses included in net income:
                Depreciation and amortization                              7,901            6,709
                Straight line rent adjustments                            (2,326)          (2,017)
                Gain on sale of property                                      (1)              --
          Cash provided by (used for) operating
              assets and liabilities:
                Other assets                                                 203              (73)
                Other liabilities                                          3,631              536
                                                                      ----------        ---------
                       Net cash provided by operating activities          23,247           14,059
                                                                      ----------        ---------
Cash flows from investing activities:
          Real estate acquisitions                                      (113,933)        (109,639)
          Proceeds from sale of property                                   1,321               --
          Other capital expenditures                                        (208)            (749)
                                                                       ---------        ---------
                       Net cash used in investing activities            (112,820)        (110,388)
                                                                       ---------        ---------

Cash flows from financing activities:
          1995 Acquisition Facility proceeds                             135,811               --
          1995 Acquisition Facility payments                            (179,615)              --
          Mortgage note proceeds                                              --          108,095
          Mortgage note principal payments                               (57,750)         (39,415)
          Proceeds from issuance of common stock                             148           40,713
          Proceeds from senior unsecured debt offering                   149,691               --
          Proceeds from issuance of preferred stock                       47,691               --
          Common dividends paid                                          (17,164)         (12,251)
          Decrease (increase) in restricted cash and investments           8,279             (401)
          Increase in interest rate protection agreements,
              loan costs, and other assets                                (2,051)            (534)
                                                                       ---------        ---------
                       Net cash provided by financing activities          85,040           96,207
                                                                       ---------        ---------

Decrease in cash and cash equivalents                                     (4,533)            (122)
Cash and cash equivalents, at beginning of period                          9,376            9,311
                                                                       ---------        ---------

Cash and cash equivalents,  at end of period                           $   4,843        $   9,189
                                                                       =========        =========

   The accompanying notes are an integral part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited and dollars in thousands, except per share data)


1.   Financial Statements:

        Principles of Consolidation and Basis of Presentation:

              The accompanying consolidated financial statements include the accounts of TriNet Corporate Realty Trust, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              In the opinion of the Company's management, all material adjustments considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the six and three month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

        Earnings Per Share:

              The computation of earnings per share is based on the weighted average number of outstanding common shares during the period. For the purpose of these calculations, earnings are reduced by the preferred stock dividend requirement.

2.   Real Estate and Depreciation:

              On March 21, 1996 the Company's 1.2 million square foot warehouse/distribution property located in New Orleans, Louisiana was destroyed by fire. The building is fully insured by both the tenant and the Company. In addition, the Company's triple net lease with the tenant requires the tenant to rebuild the property and to continue paying rent to the Company during the reconstruction period. As a result, the Company stopped recording depreciation on the property as of March 21, 1996 and the net book value is reflected as "Other real estate" on the balance sheet as of June 30, 1996.

              The following table sets forth the components of depreciation expense for the periods indicated:

                                         For the six months       For the three months
                                           ended June 30,            ended June 30,
                                         1996         1995         1996         1995
                                         ----         ----         ----         ----
Real estate                             $6,331       $4,726       $3,231       $2,537
Corporate furniture and equipment           85           54           40           34
                                        ------       ------       ------       ------
                                        $6,416       $4,780       $3,271       $2,571
                                        ======       ======       ======       ======

3.   Investment in Joint Venture:

              In June 1996, the Company contributed $6,100 in cash in exchange for a 44.7% sole general partner interest in TriNet Sunnyvale Partners, L.P. The partnership owns a four-building research and development campus in Sunnyvale, California, subject to a $17,000 non-recourse first mortgage. Interest on the mortgage is due monthly at the London Interbank Offer Rate ("LIBOR") plus a margin of 2.00%, with the principal balance due on April 1, 1998. The Company accounts for its partnership investment under the equity method. The limited partners' interest is convertible into 258,894 shares of the Company's common stock after two years.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited and dollars in thousands, except per share data)

4.  Debt:

              Debt consists of the following:


                                     Balance          Balance               Rate              Maturity
           Loan                   June 30, 1996   December 31, 1995   as of June 30, 1996       Date
- -----------------------------     -------------   -----------------   -------------------    ------------
1994 Mortgage Loan                  $110,000           $110,000          LIBOR + 1.25%*      12/01/2004
7.30% $100,000 Notes due 2001         99,768                 --              7.30%           05/15/2001
7.95% $50,000 Notes due 2006          49,927                 --              7.95%           05/15/2006
1995 Acquisition Facility             33,196             77,000          LIBOR + 1.50%       10/03/1997**
NationsBank Mortgage Loan                 --             29,250               --                  --
CIGNA Mortgage Loan                       --             28,500               --                  --
                                    --------           --------
                                    $292,891           $244,750
                                    ========           ========

         * On July 1, 1996, the Company prepaid $35,000 of the 1994 Mortgage Loan, which reduced the interest rate on the remaining balance of $75,000 from LIBOR plus 1.25% to LIBOR plus 1.00%.

         ** The Company has an option to extend to a maturity date of October 3, 1998, subject to certain conditions.

              On May 22, 1996, the Company completed a public offering of $100,000 of its 7.30% Notes due 2001 (the "2001 Notes") and $50,000 of
       its 7.95% Notes due 2006 (the "2006 Notes" and, together with the 2001 Notes, the "Notes"). The 2001 Notes were sold at a price of 99.764% of the face value, and the 2006 Notes were sold at a price of 99.853% of the face value resulting in proceeds (net of the price discount and issuance costs) of approximately $147,800. The Notes are senior unsecured obligations of the Company and rank equally with the Company's other unsecured and unsubordinated indebtedness. Subject to certain conditions, the Notes are redeemable at any time at the option of the Company. Interest on the Notes is paid semi-annually in arrears. The discounts on the Notes are being amortized over the respective lives of the loans using the effective interest method.

              The 30-day LIBOR as of June 30, 1996 was 5.50%. During 1995, the Company entered into interest rate protection agreements with a financial institution which, together with certain existing interest rate cap agreements, effectively fix the interest rates on up to $160,000 of the Company's LIBOR based borrowings at 5.58% plus the applicable margin. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited and dollars in thousands, except per share data)

                  The following table represents the costs and accumulated amortization associated with these loans and unsecured notes as of June 30, 1996:

                                              Accumulated
                                 Balance      Amortization
                                 -------      ------------

Loan origination and debt
  issuance costs                 $10,471       $ 1,980
Protection agreement costs         9,845         1,556
                                 -------       -------
                                 $20,316       $ 3,536
                                 =======       =======

                  The following table sets forth the components of amortization expense for the periods indicated:

                                  For the six months      For the three months
                                    ended June 30,           ended June 30,
                                  1996         1995         1996         1995
                                  ----         ----         ----         ----
Loan origination and debt
  issuance costs                 $  976       $1,063       $  496       $  534
Protection agreement costs          492          857          246          428
                                 ------       ------       ------       ------
                                 $1,468       $1,920       $  742       $  962
                                 ======       ======       ======       ======


5.         Stockholders' Equity:

                  On June 19, 1996, the Company completed a public offering of 2,000,000 shares of 9 3/8% Series A Cumulative Preferred Stock (the "Preferred Stock") which generated proceeds of $47,691 (net of underwriters' discount and offering expenses). Dividends on the Preferred Stock are paid quarterly in arrears at the rate of 9 3/8% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.34375 per share) in March, June, September, and December. The Preferred Stock is not redeemable prior to June 15, 2001. The Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

 6.        Subsequent Events:

                 On July 3, 1996, the Company sold a 124,950 square foot office building occupied by Linvatec Corporation and located in Largo, Florida to Largo Lakes-1 Limited Partnership for a sale price of approximately $11,000. The Company recognized a gain of approximately $650 on this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The amounts shown are in thousands, except share and per share data.

RESULTS OF OPERATIONS - JUNE 30, 1996 TO JUNE 30, 1995

         Rental revenues for the first six months of 1996 increased by $10,001 or 39% compared to the first six months of 1995. The growth in rental revenue is consistent with the Company's growth through the acquisition of 16 properties since June 30, 1995. As of June 30, 1996, the Company had 108 properties. However, five of these properties were not purchased until the last few days of June and therefore did not contribute significantly to rental revenues for the quarter. On July 3, 1996, the Company sold one property for approximately $11,000 resulting in a gain of approximately $650. The proceeds from the sale were used to reduce outstanding borrowings under the 1995 Acquisition Facility.

         For the six months ended June 30, 1996, property operating costs increased by $643 compared to the same period in 1995. This increase was primarily due to the acquisition of the Federal Express property in March 1996, which is subject to a net lease where the Company is responsible for up to $1,452 in annual operating costs. General and administrative expenses increased by $200 compared to the same period in 1995 as a result of the Company's increased size. However as a percentage of total revenue, general and administrative expenses decreased from 8.0% for the six months ended June 30, 1995 to 6.0% for the same period in 1996.

         Interest expense increased $3,065 to $10,513 for the six months ended June 30, 1996. This increase was due to a combination of an increased weighted average level of debt outstanding offset in part by a decreased weighted average interest rate in 1996. The weighted average debt outstanding was $288,000 during the six months ended June 30, 1996 vs. $198,000 during the same period of 1995. This increase in weighted average debt was primarily due to borrowings to finance the acquisition of the 16 new properties, offset by periodic payments on the 1995 Acquisition Facility and the repayment of the NationsBank and the CIGNA mortgage loans as a result of the Notes offering, the Preferred Stock offering and excess cash flow. The weighted average interest rate during the six months ended June 30, 1996 was 7.27% vs. 7.53% during the same period of 1995. This decrease is attributable to the decrease in the 30-day LIBOR from 6.0625% at June 30, 1995 to 5.50% at June 30, 1996, and the .25% decrease in the interest rate on the 1995 Acquisition Facility on April 1, 1996 as a result of the Company obtaining investment grade ratings. The effect of these factors was offset in part by the higher average interest rates payable on the Company's recently issued fixed rate term debt, the 2001 Notes and 2006 Notes, than on the variable rate debt replaced.

         Depreciation expense for the six months ended June 30, 1996 increased by $1,636 when compared to the same period in 1995 as a result of the Company's larger asset base. Amortization expense decreased by 23% to $1,485 for the six months ended June 30, 1996 compared to $1,929 in the same period of 1995 as a result of the debt refinancing that occurred in the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased $9,188 to $23,247 for the first six months of 1996 compared to the same period in 1995. The increase was primarily due to rent from the 16 additional properties offset by the increased expenses due to the increased portfolio size. Net cash used for investing activities was $112,820 for the first six months of 1996 which was used primarily to acquire the Lever Brothers property in Missouri, the Federal Express property in Tennessee, the MJDesigns property in Texas, the Lockheed Martin property in Pennsylvania, and the following properties in California: the Lam Research property, the Fresenius and Teradyne properties and the Sunnyvale Research Center.

         Following is an analysis of the Company's capital expenditures for the six months ended June 30,

                                    1996           1995
                                 --------       --------
Real estate acquisitions         $113,933       $109,639
Building improvements                  43            612
Corporate FF&E                        165            137
                                 --------       --------
                                 $114,141       $110,388
                                 ========       ========

         The Company did not incur any leasing costs or tenant improvement expenditures during the six months ended June 30, 1996, and it does not anticipate incurring either cost until at least 1997, the first scheduled lease expiration date in the current portfolio. The Company anticipates approximately $800 in capital expenditures for the remainder of 1996 and approximately $1,400 in 1997.

         Net cash provided by financing activities for the six months ended June 30, 1996 was $85,040 resulting from the issuance of the Notes and the Preferred Stock offering described below, offset by payments of mortgage indebtedness and payments on the 1995 Acquisition Facility. In addition, on July 1, 1996, the Company borrowed $35,000 under the 1995 Acquisition Facility to make a $35,000 prepayment on the 1994 Mortgage Loan, which resulted in the interest rate on the 1994 Mortgage Loan decreasing by 25 basis points.

         In April 1996, the Company received unsecured debt ratings of Baa2, BBB, BBB and BBB- and preferred stock ratings of Baa3, BBB-, BBB- and BB+ from Moody's Investors Service, Fitch Investors Service, Duff & Phelps and Standard & Poors Corporation, respectively.

         On May 22, 1996, the Company completed a public offering of $100,000 of its 2001 Notes and $50,000 of its 2006 Notes. The Notes are senior unsecured obligations of the Company. The 2001 Notes were sold at a price of 99.764% of the face value, and the 2006 Notes were sold at a price of 99.853% of the face value. The proceeds (net of the price discount and issuance costs) of approximately $147,800 were used to repay the remaining $28,300 balance of a $29,250 mortgage loan from NationsBank of Texas, N.A. and to reduce indebtedness under the 1995 Acquisition Facility.

         On June 3, 1996, the Company repaid the $28,500 mortgage loan with CIGNA with funds borrowed under the 1995 Acquisition Facility.

        On June 19, 1996, the Company completed a public offering of 2,000,000 shares of 9 3/8% Series A Cumulative Preferred Stock (the "Preferred Stock") which generated proceeds of $47,691 (net of underwriters' discount and offering expenses). Dividends on the Preferred Stock are paid quarterly in arrears at the rate of 9 3/8% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.34375 per share) in March, June, September, and December. The Preferred Stock is not redeemable prior to June 15, 2001. The Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

         The Company expects to meet certain long-term liquidity requirements, such as property acquisitions and scheduled debt maturities, by long-term secured and unsecured borrowings and the issuance of debt securities or preferred and common stock of the Company. As of June 30, 1996, the Company had on file with the Securities and Exchange Commission two Form S-3 Registration Statements with a combined remaining availability of $171,000. The exact amount of debt, preferred stock and common stock issued will depend on market conditions, acquisitions, asset sales and the Company's senior unsecured debt and preferred stock ratings at the time of issuance. Subject to market and other conditions the Company currently anticipates issuing preferred stock during the third quarter of 1996.

       The debt outstanding as of June 30, 1996 consists of mortgage notes and notes payable totaling $292,891. There are no scheduled principal amortization payments in 1996.

FUNDS FROM OPERATIONS

         The Company believes that to facilitate a clear understanding of the operating results of the Company, Funds From Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only on real estate related assets), less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income as an indication of the Company's performance or as a substitute for cash flow as a measure of its liquidity. For the quarter ended June 30, 1996, FFO totaled $10,230 vs. $7,300 for the quarter ended June 30, 1995. For the six months ended June 30, 1996, FFO totaled $20,020 vs. $13,630 for the six months ended June 30, 1995. Dividends declared for the six months ended June 30, 1996 totaled $17,167. In the same period in 1995, dividends declared totaled $13,226.

                                              For the six months          For the three months
                                                 ended June 30,              ended June 30,

                                             1996           1995            1996          1995
                                             ----           ----            ----          ----

Net income                                 $ 13,839        $ 8,904       $  7,149        $4,764
Real estate depreciation                      6,331          4,726          3,231         2,536
Joint venture income                            (15)            --            (15)           --
Joint venture FFO                                22             --             22            --
Gain on sale of property                         (1)            --             (1)           --
Preferred stock dividends                      (156)            --           (156)           --
                                           --------        -------       --------        ------
         Total funds from operations       $ 20,020        $13,630       $ 10,230        $7,300
                                           ========        =======       ========        ======

                                     PART II

OTHER INFORMATION

     Item 1. Legal Proceedings

         None.

     Item 2.  Changes in Securities

         None.

     Item 3.  Defaults Upon Senior Securities

         None.

     Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on May 22, 1996. The stockholders voted to elect Willis Andersen Jr., Jay H. Shidler, and Stephen B. Oresman as Class III Directors of the Company until 1999. 9,762,939 votes were cast for, and 51,693 votes were withheld from the election of Mr. Andersen, 9,769,994 votes were cast for, and 44,638 votes were withheld from the election of Mr. Shidler, 9,761,041 votes were cast for, and 53,591 votes were withheld from the election of Mr. Oresman. Mark S. Whiting and Robert D. Morris will continue to serve as Class I Directors until their present terms expire in 1997 and their successors are duly elected. Robert W. Holman and John G. McDonald will continue to serve as Class II Directors until their present terms expire in 1998 and their successors are duly elected.

         The stockholders also voted to ratify the Board of Directors' selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1996. 9,748,581 votes were cast in favor of this proposal, and 22,252 votes were cast against it. (No broker non-votes were recorded.)

     Item 5.  Other Information

         None.

     Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

              1.1 Definitive Underwriting Agreement dated June 14, 1996 relating to the sale of 9 3/8% Series A Cumulative Preferred Stock, par value $.01 per share (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated June 14, 1996 of TriNet Corporate Realty Trust, Inc.)

              3.1 Definitive Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock (Incorporated by reference to Exhibit 1 of Form 8-A/A of TriNet Corporate Realty Trust, Inc., dated June 26, 1996, filed with the Securities and Exchange Commission on June 28, 1996.)

              4.1 Definitive Supplemental Indenture No. 1, dated as of May 22, 1996, relating to the 7.30% Notes due 2001 and the 7.95% Notes due 2006 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 14, 1996 of TriNet Corporate Realty Trust, Inc.)

              4.2 Definitive Indenture, dated as of May 22, 1996 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 14, 1996 of TriNet Corporate Realty Trust, Inc.)

             27.   Financial Data Schedule

         Reports on Form 8-K.

              1. On May 2, 1996, the Company filed a report on Form 8-K/A with the Securities and Exchange Commission to report the audited historical financial statements and pro forma financial statements relating to the six acquisitions reported in the Form 8-K filed with the Securities and Exchange Commission on April 12, 1996.

              2. On May 10, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the Form T-1 for the unsecured debt offering completed in May 1996.

              3. On May 21, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the underwriting agreement for the unsecured debt offering completed in May, 1996.

              4. On May 22, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report changes in the Board of Directors.

              5. On July 1, 1996 the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide certain documents relating to the Notes offering and the Preferred Stock offering.

              6. On July 17, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the acquisition of nine additional properties and the sale of two properties since the April 12th Form 8-K filing.

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TRINET CORPORATE REALTY TRUST, INC.
                                           (Registrant)

                                            BY: /s/ A. William Stein
                                            ------------------------------------
                                               A. William Stein
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Authorized Officer of the
                                               Registrant and Principal
                                               Financial Officer)

DATE: August 6, 1996