Form 10-Q
period 1996-09-30
TRINET CORPORATE REALTY TRUST INC
filed 1996-11-13
CIK 899162

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                  ------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    13,902,667 shares of Common Stock, $.01 par value as of November 6, 1996

                       TRINET CORPORATE REALTY TRUST, INC.

                FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1996
                                   ----------

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                        PAGE
------------------------------                                                                        ----
       Item 1.      Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of September 30, 1996
                    and December 31, 1995                                                               3

                    Consolidated Statements of Operations for the nine months
                    and three months ended September 30, 1996 and 1995                                  4

                    Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 1996 and 1995                                                   5

                    Notes to Consolidated Financial Statements                                          6

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                10

PART II - OTHER INFORMATION

       Item 1.      Legal Proceedings                                                                  13

       Item 2.      Changes in Securities                                                              13

       Item 3.      Defaults Upon Senior Securities                                                    13

       Item 4.      Submission of Matters to a Vote of Security Holders                                13

       Item 5.      Other Information                                                                  13

       Item 6.      Exhibits and Reports on Form 8-K                                                   13

       Signatures                                                                                      14

                       TRINET CORPORATE REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   ----------

                                                                                     September 30, 1996   December 31, 1995
                                                                                     ------------------   -----------------
                                                                                        (Unaudited)           (Audited)
         ASSETS
 Real estate, at cost:
        Land                                                                             $    108,059        $     95,748
        Depreciable property                                                                  517,872             442,969
        Real estate held for sale                                                              17,231                --
        Other real estate                                                                      22,239                --
                                                                                         ------------        ------------
                                                                                              665,401             538,717
        Less accumulated depreciation                                                         (32,874)            (30,260)
                                                                                         ------------        ------------
                                                                                              632,527             508,457
        Investment in joint venture                                                             6,788                --
                                                                                         ------------        ------------
             Total real estate                                                                639,315             508,457
Cash and cash equivalents                                                                       5,141               9,376
Restricted cash and investments                                                                 3,703              12,242
Deferred rent receivable                                                                       15,051              11,456
Interest rate protection agreements and loan costs, net                                        14,987              16,312
Other assets, net                                                                               2,270               1,884
                                                                                         ------------        ------------
                                                                                         $    680,467        $    559,727
                                                                                         ============        ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Debt                                                                             $    283,107        $    244,750
        Dividends payable                                                                      10,530               8,582
        Other liabilities                                                                      24,879              17,055
                                                                                         ------------        ------------
              Total liabilities                                                               318,516             270,387
                                                                                         ------------        ------------
Stockholders' equity:
        Preferred stock, $.01 par value, 10,000,000 shares authorized:
              Series A: issued and outstanding 2,000,000 shares
              at September 30, 1996 and no shares at December 31, 1995
              (aggregate liquidation preference $50,000)                                           20                --
              Series B: issued and outstanding 1,300,000 shares
              at September 30, 1996 and no shares at December 31, 1995
              (aggregate liquidation preference $32,500)                                           13                --
        Common stock, $.01 par value, 40,000,000 shares authorized:
              issued and outstanding 13,887,667 shares at September 30, 1996
               and 13,841,667 shares at December 31, 1995, respectively                           139                 138
        Paid-in-capital                                                                       392,755             312,904
        Distributions in excess of net income                                                 (30,976)            (23,702)
                                                                                         ------------        ------------
             Total stockholders' equity                                                       361,951             289,340
                                                                                         ------------        ------------
                                                                                         $    680,467        $    559,727
                                                                                         ============        ============



                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited and dollars in thousands, except per share data)
                                   ----------

                                                                     Nine Months Ended                 Three Months Ended
                                                                       September 30,                      September 30,
                                                                       -------------                      -------------
                                                                   1996              1995             1996              1995
                                                                   ----              ----             ----              ----
Revenues:
       Rent                                                    $     55,042      $     40,666     $     19,686      $     15,311
       Joint venture income                                             238              --                223              --
       Other                                                            525               506              170               169
                                                               ------------      ------------     ------------      ------------
              Total revenues                                         55,805            41,172           20,079            15,480


Expenses:
       Property operating costs                                       1,995               925              777               350
       General and administrative                                     3,853             2,973            1,597               917
       Interest                                                      15,537            12,546            5,024             5,098
       Depreciation                                                   9,843             7,642            3,427             2,862
       Amortization                                                   2,242             2,892              757               963
                                                               ------------      ------------     ------------      ------------
       Income before gain on sale and extraordinary charge           22,335            14,194            8,497             5,290

       Gain on sale of real estate                                      660              --                659              --
                                                               ------------      ------------     ------------      ------------

       Income before extraordinary charge                            22,995            14,194            9,156             5,290
       Extraordinary charge from early
          extinguishment of debt                                     (1,165)             --             (1,165)             --
                                                               ------------      ------------     ------------      ------------

              Net income                                       $     21,830      $     14,194     $      7,991      $      5,290
                                                               ============      ============     ============      ============

              Earnings available to common shares              $     20,104      $     14,194     $      6,421      $      5,290
                                                               ============      ============     ============      ============

Per common share:
       Income available before extraordinary charge,
         net of preferred dividend requirement                 $       1.53      $       1.33     $       0.54      $       0.49
       Extraordinary charge                                    $      (0.08)     $       --       $      (0.08)     $       --
                                                               ------------      ------------     ------------      ------------
       Earnings available                                      $       1.45      $       1.33     $       0.46      $       0.49
                                                               ============      ============     ============      ============

 Weighted average number of common
        shares outstanding                                       13,847,470        10,653,432       13,858,754        10,841,667
                                                               ============      ============     ============      ============


 Dividends declared per common share                           $       1.86      $       1.83     $       0.62      $       0.61
                                                               ============      ============     ============      ============


                     The accompanying notes are an integral
                       part of these financial statements
                                       -4-

                       TRINET CORPORATE REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited and dollars in thousands)
                                   ----------

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                  -------------
                                                                              1996             1995
                                                                              ----             ----
Cash flows from operating activities:
       Net income                                                          $  21,830        $  14,194
       Noncash income and expenses included in net income:
          Extraordinary charge from early
               extinguishment of debt                                          1,158             --
          Depreciation and amortization                                       12,085           10,534
          Straight line rent adjustments                                      (3,716)          (3,288)
          Gain on sale of real estate                                           (660)            --
          Joint venture income                                                  (238)            --
       Cash provided by (used for) operating assets and liabilities:
          Other assets                                                          (442)            (426)
          Other liabilities                                                    7,901           11,864
                                                                           ---------        ---------
               Net cash provided by operating activities                      37,918           32,878
                                                                           ---------        ---------

Cash flows from investing activities:
       Real estate acquisitions                                             (151,493)        (127,197)
       Proceeds from sale of real estate                                      12,212             --
       Other capital expenditures                                               (532)            (853)
                                                                           ---------        ---------
               Net cash used in investing activities                        (139,813)        (128,050)
                                                                           ---------        ---------

Cash flows from financing activities:
       1995 Acquisition Facility proceeds                                    209,711             --
       1995 Acquisition Facility payments                                   (228,311)            --
       Mortgage note proceeds                                                   --            114,913
       Mortgage note principal payments                                      (92,750)         (39,415)
       Proceeds from issuance of common stock                                  1,119           40,713
       Proceeds from senior unsecured debt offering                          149,691             --
       Proceeds from issuance of preferred stock                              78,766             --
       Preferred dividends paid                                               (1,407)            --
       Common dividends paid                                                 (25,749)         (18,865)
       Decrease (increase) in restricted cash and investments                  8,539             (546)
       Increase in interest rate protection agreements,
           loan costs, and other assets                                       (1,949)            (566)
                                                                           ---------        ---------
               Net cash provided by financing activities                      97,660           96,234
                                                                           ---------        ---------

(Decrease) increase in cash and cash equivalents                              (4,235)           1,062
Cash and cash equivalents, at beginning of period                              9,376            9,311
                                                                           ---------        ---------

Cash and cash equivalents, at end of period                                $   5,141        $  10,373
                                                                           =========        =========



                     The accompanying notes are an integral
                       part of these financial statements
                                       -5-

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited and dollars in thousands, except per share data)
                                   ----------


1.    Consolidated Financial Statements:

       Principles of Consolidation and Basis of Presentation:

           The accompanying consolidated financial statements include the accounts of TriNet Corporate Realty Trust, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

           In the opinion of the Company's management, all material adjustments considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine and three month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

       Earnings Available Per Common Share:

              The computation of earnings available per common share is based on the weighted average number of common shares outstanding during the period. For the purpose of these calculations, net income is reduced by the preferred stock dividend requirement for the period.

2.    Real Estate and Depreciation

              On March 21, 1996 the Company's 1.2 million square foot warehouse/distribution property located in New Orleans, Louisiana was destroyed by fire. The building is fully insured by both the tenant and the Company. In addition, the Company's triple net lease with the tenant requires the tenant to rebuild the property and to continue paying rent to the Company during the reconstruction period. As a result, the Company stopped recording depreciation on the property as of March 21, 1996. On September 26, 1996, the Company and the tenant agreed to the terms of a settlement that will compensate the Company for the destruction of the property, waive the requirement that the tenant rebuild, and result in the cancellation of the lease. The settlement is subject to the resolution of certain issues. During the interim, the Company will continue to receive rent payments from the tenant. The net book value of the property is reflected as "Other real estate" on the balance sheet as of September 30, 1996.

              During the nine months ended September 30, 1996, the Company sold two properties: one of the five Schwegmann Giant Super Markets properties (the "Schwegmann Denham Springs Property") and the Linvatec Corporation property (the "Linvatec Property"). The 32,000 square foot Schwegmann Denham Springs Property, located in Denham Springs, Louisiana, was sold in April 1996 for gross proceeds of $1,321, resulting in a gain of $1. The 124,950 square foot Linvatec Property, located in Largo, Florida, was sold in July 1996 for gross proceeds of $10,891, resulting in a gain of $659. The proceeds from these sales were primarily used to reduce the Company's indebtedness.

              On September 30, 1996, the Company entered into an agreement for the sale of its 34 retail properties leased to REX Stores Corporation. The completion of this sale is subject to certain conditions. The net book value of this real estate is reflected as "Real estate held for sale" on the balance sheet as of September 30, 1996.

              The following table sets forth the components of depreciation expense for the periods indicated:

                                        For the nine months      For the three months
                                        ended September 30,       ended September 30,
                                         1996         1995         1996         1995
                                        ------       ------       ------       ------
Real estate                             $9,714       $7,552       $3,383       $2,826
Corporate furniture and equipment          129           90           44           36
                                        ------       ------       ------       ------
                                        $9,843       $7,642       $3,427       $2,862
                                        ======       ======       ======       ======

                      TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per share data)
                                 -------------


3.    Investment in Joint Venture:

              In June 1996, the Company contributed $6,100 in cash in exchange for a 44.7% sole general partner interest in TriNet Sunnyvale Partners, L.P. (the "Partnership"). The Partnership owns a four building research and development campus in Sunnyvale, California, subject to a $17,000 non-recourse first mortgage. Interest on the mortgage is due monthly at the London Interbank Offered Rate ("LIBOR") plus a margin of 2.00%, with the principal balance due on April 1, 1998. The Company accounts for its partnership investment under the equity method. The limited partners' interest is convertible into 258,894 shares of the Company's common stock in June 1998.

4.    Debt:

              Debt consists of the following:

                                               Balance           Balance        Rate as of        Maturity
                   Loan                  September 30, 1996  December 31, 1995 September 30, 1996   Date
--------------------------------------   ------------------  ----------------- ------------------ --------
7.30% $100,000 Notes due 2001                $ 100,000        $    --             7.30%          5/15/2001
Unamortized discount on Notes due 2001            (221)            --              --                --
1994 Mortgage Loan                              75,000          110,000       LIBOR + 1.00%      12/01/2004
1995 Acquisition Facility                       58,400           77,000       LIBOR + 1.20% *    10/03/1997 *
7.95% $50,000 Notes due 2006                    50,000             --             7.95%          5/15/2006
Unamortized discount on Notes due 2006             (72)            --              --
NationsBank Mortgage Loan                         --             29,250            --                --
CIGNA Mortgage Loan                               --             28,500            --                --
                                             ---------        ---------
                                             $ 283,107        $ 244,750
                                             =========        =========

              * On October 15, 1996, the borrowing agreement for the 1995 Acquisition Facility was amended such that the margin on LIBOR based borrowings was reduced from 1.50% to 1.20% effective September 30, 1996, and the maturity date was extended to October 3, 1999.

              On May 22, 1996, the Company completed a public offering of $100,000 of its 7.30% Notes due 2001 (the "2001 Notes") and $50,000 of
        its 7.95% Notes due 2006 (the "2006 Notes" and, together with the 2001 Notes, the "Notes"). The 2001 Notes were sold at a price of 99.764% of the face value, and the 2006 Notes were sold at a price of 99.853% of the face value resulting in proceeds (net of the price discount and issuance costs) of approximately $147,800. The Notes are senior unsecured obligations of the Company and rank equally with the Company's other unsecured and unsubordinated indebtedness. Subject to certain conditions, the Notes are redeemable at any time at the option of the Company. Interest on the Notes is paid semi-annually in arrears. The discounts on the Notes are being amortized over the respective lives of the Notes the effective interest method.

              On July 1, 1996, the Company prepaid $35,000 of the 1994 Mortgage Loan, which reduced the interest rate on the remaining balance of $75,000 from LIBOR plus 1.25% to LIBOR plus 1.00%. Additionally, this prepayment resulted in an extraordinary charge of $1,165 of which $1,158 was non-cash.

              The 30-day LIBOR as of September 30, 1996 was 5.43%. During 1995, the Company entered into interest rate protection agreements with a financial institution which, together with certain existing interest rate cap agreements, effectively fix the interest rates on varying amounts of indebtedness, currently up to $160,000 of the Company's LIBOR based borrowings, at 5.58% plus the applicable margin. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

                      TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per share data)

                              -------------------

              The following table represents the costs and accumulated amortization associated with these loans and unsecured notes as of September 30, 1996:

                                                                 Accumulated
                                                    Balance      Amortization
                                                    -------      ------------

Loan origination and debt issuance costs            $ 9,211       $ 2,267
Interest rate protection agreement costs              9,845         1,802
                                                    -------       -------
                                                    $19,056       $ 4,069
                                                    =======       =======


              The following table sets forth the components of amortization expense associated with these loans and unsecured notes for the periods indicated:

                                  For the nine months     For the three months
                                  ended September 30,     ended September 30,
                                  1996       1995         1996      1995
                                  ----       ----         ----      ----
Loan origination and debt
issuance costs                    $1,485     $1,592       $  505     $  529
Interest rate protection
agreement costs                      739      1,286          246        429
                                  ------     ------       ------     ------
                                  $2,224     $2,878       $  751     $  958
                                  ======     ======       ======     ======






5.    Stockholders' Equity:

              On June 19, 1996, the Company completed a public offering of 2,000,000 shares of 9.375% Series A Cumulative Preferred Stock (the "Series A Preferred Stock") which generated proceeds of $47,691 (net of underwriters' discount and offering expenses). Dividends on the Series A Preferred Stock are paid quarterly in arrears at the rate of 9.375% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.34375 per share) in March, June, September, and December. The Series A Preferred Stock is not redeemable prior to June 15, 2001. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

              On August 13, 1996, the Company completed a public offering of 1,300,000 shares of 9.20% Series B Cumulative Preferred Stock (the "Series B Preferred Stock") which generated proceeds of $31,075 (net of underwriters' discount and offering expenses). Dividends on the Series B Preferred Stock are paid quarterly in arrears at the rate of 9.20% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.30 per share) in March, June, September, and December. The Series B Preferred Stock is not redeemable prior to August 15, 2001. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

                      TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited and dollars in thousands, except per share data)

                              -------------------


6.    Subsequent Events:

              On October 15, 1996, the Company amended certain terms of the $200,000 1995 Acquisition Facility. The Company obtained a reduction of 30 basis points on its current LIBOR based borrowings cost from LIBOR + 1.50% to LIBOR +1.20%. The commitment fee on the average undrawn commitment was reduced from 25 basis points to 20 basis points. In addition, the expiration date of the facility was extended two years and will mature in October 1999. All of the available commitment under the facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The revised terms were effective September 30, 1996.

              On October 30, 1996, the Company completed the purchase of a 563,210 square foot warehouse/distribution center located in Spartanburg, South Carolina for $18,300 in cash. The property is net leased to adidas America, Inc. pursuant to a lease which expires in December 2003.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The dollar amounts shown are in thousands, except per share data.

        RESULTS OF OPERATIONS - SEPTEMBER 30, 1996 TO SEPTEMBER 30, 1995

              Rental revenues for the first nine months of 1996 increased by $14,376 or 35% compared to the first nine months of 1995. The growth in rental revenue is consistent with the Company's growth through the acquisition of 18 properties since September 30, 1995. However, two of these properties were purchased during September and therefore did not contribute significantly to rental revenues for the quarter. Included in total revenue for the nine months ended September 30, 1996 is $238 of joint venture income from the Company's investment in TriNet Sunnyvale Partners, L.P. As of September 30, 1996, the Company owned 109 properties, including the properties owned by TriNet Sunnyvale Partners, L.P.

              For the nine months ended September 30, 1996, property operating costs increased by $1,070 compared to the same period in 1995. This increase was primarily due to the acquisition of the Federal Express property in Memphis, Tennessee, which is subject to a net lease whereby the Company is responsible for up to $1,452 in annual operating costs. General and administrative expenses increased by $880 compared to the same period in 1995 due to the Company's increase in personnel and related overhead as a result of the growth in the Company's portfolio since September 30, 1995. However, as a percentage of total revenue, general and administrative expenses decreased from 7.2% for the nine months ended September 30, 1995 to 6.9% for the same period in 1996.

              Interest expense increased $2,991 to $15,537 for the nine months ended September 30, 1996, when compared to the same period in 1995. This increase was due to an increased weighted average level of debt outstanding, offset in part by a decreased weighted average interest rate in 1996. The weighted average debt outstanding was $278,687 during the nine months ended September 30, 1996 compared to $219,210 during the same period of 1995. This increase was primarily due to borrowings to finance the acquisition of the 18 new properties, offset by periodic payments on the 1995 Acquisition Facility and the repayment of the NationsBank and the CIGNA mortgage loans as a result of the Notes offering, the Series A Preferred Stock and the Series B Preferred Stock offerings and excess cash flow. The weighted average interest rate during the nine months ended September 30, 1996 was 7.29% compared to 7.55% during the same period of 1995. This decrease is attributable to the decrease in the 30-day LIBOR from 5.875% at September 30, 1995 to 5.434% at September 30, 1996, and the .25% decrease in the interest rate on the 1995 Acquisition Facility on April 1, 1996 as a result of the Company obtaining investment grade ratings. The effect of these factors was offset in part by the higher average interest rates payable on the Company's fixed rate term debt, the 2001 Notes and the 2006 Notes compared to the variable rate debt replaced.

              Depreciation expense for the nine months ended September 30, 1996 increased by $2,201 when compared to the same period in 1995 as a result of the Company's larger asset base. Amortization expense decreased by 22% to $2,242 for the nine months ended September 30, 1996 compared to $2,892 in the same period of 1995 as a result of the write off of deferred loan costs in connection with various debt refinancings. During the nine months ended September 30, 1996, the Company prepaid a portion of the 1994 Mortgage Loan which resulted in an extraordinary charge of approximately $1,165. This charge represents the deferred financing and other costs written off in connection with the early satisfaction of this mortgage loan.

              During the nine months ended September 30, 1996, the Company sold two properties: one of the five Schwegmann Giant Super Markets, Inc. properties (the "Schwegmann Denham Springs Property") and the Linvatec Corporation property (the "Linvatec Property"). The 32,000 square foot Schwegmann Denham Springs Property, located in Denham Springs, Louisiana, was sold in April 1996 for gross proceeds of $1,321, resulting in a gain of $1. The 124,950 square foot Linvatec Property, located in Largo, Florida, was sold in July 1996 for gross proceeds of $10,952, resulting in a gain of $659. The proceeds from these sales were primarily used to reduce the Company's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

              Net cash provided by operating activities increased $5,040 to $37,918 for the first nine months of 1996 compared to the same period in 1995. The increase was primarily due to rent from the 18 additional properties offset by the increased expenses due to the increased portfolio size. Net cash used for investing activities was $139,813 for the first nine months of 1996 compared to $128,050 for the same period of 1995. Net cash used for investing activities in 1996 includes the offsetting effect of $12,212 in gross proceeds from the sale of the Schwegmann Denham Springs Property and the Linvatec Property. The properties acquired during 1996 are as follows: the Lever Brothers property in Missouri; the Federal Express property in Tennessee; the MJDesigns property and the Northern Telecom property in Texas; the Lockheed Martin property in Pennsylvania; the Lam Research property and the Fresenius and Teradyne properties in California; the Olympus property in New York; and the investment in TriNet Sunnyvale Partners, L.P., which owns the Sunnyvale Research Center in California.

              Following is an analysis of the Company's capital expenditures for the nine months ended September 30,

                                             1996           1995
                                             ----           ----

Real estate acquisitions                    $151,493       $127,197
Building improvements                            334            637
Corporate FF&E                                   198            216
                                            --------       --------
                                            $152,025       $128,050
                                            ========       ========

              The Company did not incur any leasing costs or tenant improvement expenditures during the nine months ended September 30, 1996, and it does not anticipate incurring any such costs until at least 1997, the first scheduled lease expiration date in the current portfolio. The Company anticipates approximately $350 in capital expenditures for the remainder of 1996 and approximately $1,400 in 1997.

              Net cash provided by financing activities for the nine months ended September 30, 1996 was $97,660 resulting primarily from the issuance of the Notes and the Series A Preferred Stock and Series B Preferred Stock offerings described below, offset by payments of mortgage indebtedness and payments on the 1995 Acquisition Facility.

              In April 1996, the Company received unsecured debt ratings of Baa2, BBB, BBB, and BBB- and preferred stock ratings of Baa3, BBB-, BBB-and BB+ from Moody's Investors Service, Fitch Investors Service, Duff & Phelps and Standard & Poors Corporation, respectively.

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

              On June 19, 1996, the Company completed a public offering of 2,000,000 shares of 9.375% Series A Preferred Stock which generated proceeds of $47,691 (net of underwriters' discount and offering expenses). Dividends on the Series A Preferred Stock are paid quarterly in arrears at the rate of 9.375% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.34375 per share) in March, June, September, and December. The Series A Preferred Stock is not redeemable prior to June 15, 2001. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

              On July 1, 1996, the Company prepaid $35,000 of the 1994 Mortgage Loan, which reduced the interest rate on the remaining balance of $75,000 from LIBOR plus 1.25% to LIBOR plus 1.00%. Additionally, this prepayment resulted in an extraordinary charge of $1,165 of which $1,158 was non-cash.

              On August 13, 1996, the Company completed a public offering of 1,300,000 shares of 9.20% Series B Preferred Stock which generated proceeds of $31,075 (net of underwriters' discount and offering expenses). Dividends on the Series B Preferred Stock are paid quarterly in arrears at the rate of 9.20% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.30 per share) in March, June, September, and December. The Series B Preferred Stock is not redeemable prior to August 15, 2001. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

              On October 15, 1996, the Company amended certain terms of the $200,000 1995 Acquisition Facility. The Company obtained a reduction of 30 basis points on its current LIBOR based borrowings cost from LIBOR + 1.50% to LIBOR +1.20%. The commitment fee on the average undrawn commitment was reduced from 25 basis points to 20 basis points. In addition, the expiration date of the facility was extended two years and will mature in October 1999. All of the available commitment under the facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The revised terms were effective September 30, 1996.

              The Company expects to meet certain long-term liquidity requirements, such as property acquisitions and scheduled debt maturities, by long-term secured and unsecured borrowings and the issuance of debt securities or preferred and common stock of the Company. As of September 30, 1996, the Company had on file with the Securities and Exchange Commission two Form S-3 Registration Statements with combined remaining availability of $138,750. The exact amount of debt, preferred stock and common stock issued will depend on market conditions, acquisitions, asset sales and the Company's senior unsecured debt and preferred stock ratings at the time of issuance.

              The debt outstanding as of September 30, 1996 consisted of mortgage notes and notes payable totaling $283,107. There are no scheduled principal amortization payments in 1996.

              The Company has learned that one of its tenants, New Orleans based Schwegmann Giant Super Markets ("Schwegmann") is experiencing financial difficulties due to an increasingly competitive grocery retailing environment. The Company owns four retail properties leased to Schwegmann, which represent approximately 5% of current total annualized rental revenues. Schwegmann recently curtailed operations at two of the properties as a cost savings measure, and is working with the Company to explore possible sale or subleasing options for these properties to alternative retail users. While Schwegmann continues to meet its rental obligations to the Company, there can be no assurance of timely payments in the future.

              Consistent with its stated strategy of reducing its ownership in retail properties, the Company recently entered into a contract to sell its 34 retail properties leased to REX Stores Corporation. Subject to satisfaction of certain conditions, this sale is expected to be completed before December 31, 1996 and is expected to result in a gain.

FUNDS FROM OPERATIONS

              The Company believes that to facilitate a clear understanding of the operating results of the Company, Funds From Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only on real estate related assets), less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO should not be considered as a substitute for net income as an indication of the Company's performance or as a substitute for cash flow as a measure of its liquidity. For the quarter ended September 30, 1996, FFO totaled $10,440 versus $8,116 for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, FFO totaled $30,460 versus $21,746 for the nine months ended September 30, 1995. Common dividends declared for the nine months ended September 30, 1996 totaled $25,778. In the same period in 1995, common dividends declared totaled $19,840.

                                   For the nine months    For the three months
                                   ended September 30,    ended September 30,

                                     1996      1995        1996     1995
                                     ----      ----        ----     ----
Income before gain and
extraordinary charge                $ 22,335  $ 14,194    $  8,497  $  5,290
Real estate depreciation               9,714     7,552       3,383     2,826
Joint venture income                    (238)       --        (223)       --
Joint venture FFO                        375        --         353        --
Preferred dividend requirement        (1,726)       --      (1,570)       --
                                    --------  --------    --------  --------
       Total Funds From Operations  $ 30,460  $ 21,746    $ 10,440  $  8,116
                                    ========  ========    ========  ========

                                     PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         1.1 Definitive Underwriting Agreement, dated August 8, 1996, relating to the sale of 1,300,000 shares of 9.20% Series B Cumulative Preferred Stock, par value $.01 per share. (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated August 8, 1996, filed with the Securities and Exchange Commission on August 16, 1996.)

         3.1 Definitive Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock (Series B Preferred Stock). (Incorporated by reference to Exhibit 1 of Form 8-A/A of TriNet Corporate Realty Trust, Inc., dated August 9, 1996, filed with the Securities and Exchange Commission on August 12, 1996.)

         10.1 Amended and Restated Agreement of Limited Partnership between TriNet Corporate Realty Trust, Inc. and the O'Donnell Revocable Trust, the Donald S. Grant Revocable Trust and John
                  W. Hopkins, dated June 26, 1996. (Incorporated by reference to
                  Exhibit 10.1 of Form 8-K of TriNet Corporate Realty Trust, Inc., and dated July 3, 1996, filed with the Securities and Exchange Commission on July 17, 1996 and as amended by Form 8-K/A of TriNet Corporate Realty Trust, Inc., dated July 3, 1996, filed with the Securities and Exchange Commission on August 7, 1996.)

         10.2 Amended and Restated Revolving Credit Agreement among TriNet Corporate Realty Trust, Inc., as borrower, Morgan Guaranty Trust Company of New York, as lead agent, and First National Bank of Boston, as managing co-agent, dated October 9, 1996.

         27.      Financial Data Schedule

         Reports on Form 8-K

         1. On August 7, 1996, the Company filed a report on Form 8-K/A with the Securities and Exchange Commission to report the audited historical financial statements and pro forma financial statements relating to the acquisition of nine additional properties and the sale of two properties reported in the Form 8-K filed with the Securities and Exchange Commission on July 17, 1996.

         2. On August 16, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide certain documents relating to the Series B Preferred Stock Offering.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TRINET CORPORATE REALTY TRUST, INC.

                              (Registrant)

                              BY:      /s/ A. William Stein
                                       -----------------------------------------
                                       A. William Stein
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Authorized Officer of the Registrant and
                                       Principal Financial Officer)

DATE:    November 12, 1996