Form 10-K
period 1996-12-31
TRINET CORPORATE REALTY TRUST INC
filed 1997-03-11
CIK 899162

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                   or
---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-11918

                      TRINET CORPORATE REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

           MARYLAND                             94-3175659
    (State of incorporation)     (I.R.S. employer identification no.)

4 EMBARCADERO CENTER, SUITE 3150                   (415) 391-4300
   SAN FRANCISCO, CA 94111                  (Registrant's telephone number)
(Address of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

                        PREFERRED STOCK, $.01 PAR VALUE
                                (Title of class)

                            NEW YORK STOCK EXCHANGE
                     (Name of exchange on which registered)

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.    YES     X        NO
                                                 -------        ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $703.2 million based on the closing price on the New York Stock Exchange for such stock on March 7, 1997.

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 20,236,667 AS OF
                                 MARCH 7, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 TriNet Corporate Realty Trust, Inc. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 28, 1997 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

Item                              Description                                                             Page
----                              -----------                                                             ----
                                     PART I

1.       Business.....................................................................................        3
2.       Properties...................................................................................       10
3.       Legal Proceedings............................................................................       12
4.       Submission of Matters to a Vote of Security Holders..........................................       12


                                    PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters .......................       13
6.       Selected Financial Data......................................................................       14
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........       15
8.       Financial Statements and Supplementary Data..................................................       22
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........       22


                                    PART III

10.      Directors and Executive Officers of the Registrant ..........................................       23
11.      Executive Compensation.......................................................................       23
12.      Security Ownership of Certain Beneficial Owners and Management...............................       23
13.      Certain Relationships and Related Transactions...............................................       23


                                    PART IV

14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K............................       24

                                     PART I

ITEM 1.          BUSINESS

THE COMPANY


         TriNet Corporate Realty Trust, Inc. (the "Company" or "TriNet") is a self-administered and self-managed real estate investment trust ("REIT") that acquires, owns and manages predominantly office and industrial properties leased to major corporations nationwide, including corporate headquarters and strategically important distribution facilities. The Company believes that operating a national portfolio of real estate reduces the risk of exposure to economic downturns in any one market. Within its current national operating strategy, TriNet's acquisition efforts are focused on markets with growing employment, increasing real estate occupancy rates and rising rents.

         As of December 31, 1996, TriNet's portfolio consisted of 79 properties (the "Properties"), including four properties owned by TriNet Sunnyvale Partners, L.P. (the "Sunnyvale Partnership"). The Properties comprise more than 12 million square feet in 23 states. All of the Properties are 100% leased. Sixty-one properties were acquired concurrently with the consummation of the Company's initial public offering in June 1993 (the "Initial Offering"). Since the Initial Offering and through December 31, 1996, the Company has acquired 55 additional properties for an aggregate purchase price of approximately $615.0 million. During 1996, the Company sold 36 properties for approximately $37.1 million, resulting in an aggregate gain of approximately $6.8 million. Additionally, on December 13, 1996, the Company received a $30.0 million cash settlement as compensation for the destruction by fire of a warehouse/distribution building in New Orleans, of which $3.5 million represented consideration for the termination of the lease. As a result, the Company realized an extraordinary gain of approximately $3.2 million which was offset by an extraordinary charge of approximately $1.0 million. At December 31, 1996, the Company had 52 tenants, and the Company's largest single tenant accounted for approximately 8% of the Company's annualized rental income.

         TriNet generally seeks to include provisions in the leases that place on its tenants, to the greatest extent possible, the economic costs of ownership of its properties (such as real property taxes and assessments, insurance, operating expenses, responsibility for structural repairs and maintenance, and the duty to restore or relinquish to TriNet any insurance proceeds or condemnation awards in case of casualty or condemnation). In some cases, TriNet has agreed to retain responsibility for some of these obligations. As used herein, the terms "triple net lease" and "net lease" refer to leases in which the tenant is responsible for all or most of such obligations.

         The Company also seeks to include in its leases, (i) clauses providing for periodic rent increases, either fixed or based on an index, such as the All Urban Consumer Price Index, (ii) change of control and restrictive operating and financial covenants, (iii) covenants providing that the tenant must indemnify the Company against environmental and other contingent liabilities (although such lease provisions may not entirely protect the Company as an owner in the event of a tenant's inability to satisfy an adverse judgment),
(iv) guarantees from parent companies or other parties, (v) additional security through recourse to other assets or letters of credit and (vi) cross-default provisions in leases in multiple property transactions.

         The Company employs experienced individuals with backgrounds in real estate and credit analysis, finance and asset management who use established procedures and systems to identify, acquire and manage commercial net leased real estate assets. TriNet's senior management team has developed an extensive network of contacts with bankers, brokers and senior corporate managers which it uses to identify new investment opportunities. The Company currently employs 47 individuals.

         The Company was incorporated under the laws of the State of Maryland on March 4, 1993. The Company's principal executive offices are located at Four Embarcadero Center, Suite 3150, San Francisco, California 94111, and its telephone number is (415) 391-4300. TriNet's web site address is http://www.tricorp.com. The Company also maintains regional offices in Florida and Pennsylvania.

BUSINESS OBJECTIVE

         TriNet's business objective is to maximize the total return to stockholders through (i) growth in Funds From Operations per common share and
(ii) increases in dividends per common share. As a result of additional revenues from the properties acquired since the Initial Offering and contractual rent increases, TriNet has been able to increase annualized dividends on its common shares from $2.19 in June 1993 to $2.52 as of December 31, 1996. The Company will seek to continue to grow its Funds From Operations per common share and to further increase dividends per common share through the structuring of additional purchase/leaseback transactions, the acquisition of additional net leased properties and contractual rent increases. (Funds From Operations is defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations.") The Company generally intends to hold its net leased properties for long-term investment. However, the Company may dispose of a property if it deems such a disposition to be in its best interest, and may either reinvest the proceeds of such a disposition or distribute the proceeds to stockholders.

         The Company's primary investment focus is the acquisition of strategically important office and industrial properties leased to major corporations. The Company will not acquire hotels, health care facilities, restaurants or land unrelated to a corporate facility or the future operating requirements of a corporate tenant. The Company does not intend to finance the development of properties, but it does intend to enter into contracts to acquire build-to-suit properties with identified tenants upon completion of construction and when it can do so by taking minimal risk of construction completion. The Company also may permit its tenants, under certain circumstances, to develop or further expand properties they lease from the Company.

BUSINESS STRATEGIES

         Internal Growth Strategy. TriNet seeks to grow its income internally by negotiating leases which have scheduled rent increases and by renegotiating expiring leases at higher rents.

         External Growth Strategy. TriNet acquires new properties and increases rent income by focusing on three primary acquisition strategies: (i) structuring purchase/leaseback transactions with corporations, (ii) acquiring properties subject to existing leases and (iii) working with corporations and developers on build-to-suit transactions. From the Initial Offering through December 31, 1996, TriNet completed over $615.0 million in acquisitions.

         In a typical purchase/leaseback transaction, TriNet purchases the land and building from an operating company and simultaneously leases them back to the operating company under a long term (i.e., more than five years) operating lease. These transactions are structured to provide TriNet with a consistent stream of income which typically increases periodically pursuant to the lease. In addition, TriNet may realize a capital gain upon sale if the property appreciates in value. A purchase/leaseback transaction enables an operating company (the seller/tenant) to realize the value of its owned real estate while continuing occupancy on a long-term basis. A purchase/leaseback transaction also may provide the seller with accounting, earnings and market value benefits. For example, the lease on a property may be structured by the operating company as an off-balance sheet operating lease, consistent with generally accepted accounting principles, which may increase the seller's earnings, net worth and borrowing capacity.

         In addition to purchase/leaseback transactions, the Company also acquires properties that are subject to existing net leases where the Company believes the terms are favorable.

         The Company seeks to negotiate with third-party developers and corporations to acquire properties under development. In these transactions, TriNet typically acquires the property after construction is completed, subject to certain conditions, which generally include: (i) completion of the building within a specified period of time; (ii) execution of a lease; (iii) receipt of a certificate of occupancy; and (iv) the tenant's occupancy of the building.

INVESTMENT FOCUS

         In acquiring properties, the Company seeks types of transactions and seller circumstances that will allow it to obtain favorable terms, including:

         Market Focus. Pursuant to its national operating strategy, the Company focuses its acquisition efforts on markets with growing employment, increasing real estate occupancy rates and rising rents. The Company's current target markets include, but are not limited to, northern California and the metropolitan areas of Denver, Colorado and Dallas, Texas, in all of which markets the Company completed acquisitions in 1996.

         Corporate Finance Solutions. The Company focuses its purchase/leaseback activities on businesses that are trying to achieve corporate financial and strategic goals and objectives, including repayment of high-cost debt and obtaining infusions of working capital for growth, rather than on businesses that are simply solving specific real estate financing problems.

         Tenant Credit Characteristics. The Company concentrates on businesses that possess strong or improving credit quality characteristics, successful operating histories, potential for growth, recognized business franchises and market presence. The Company will consider transactions with tenants of diverse credit quality provided the real estate meets the Company's standards and the Company believes that the property is strategically important to the prospective corporate tenant. The Company's tenants may include public and private companies which may be unrated or rated investment grade or below investment grade.

         Multiple Property Transactions. The Company believes that there is significantly less competition for purchase/leaseback transactions and net leased property acquisitions involving portfolios containing a number of properties located in more than one geographic region. The Company believes its national presence, acquisition experience and access to capital allow it to compete effectively for such transactions.

UNDERWRITING EXPERTISE

         In underwriting a purchase/leaseback transaction or the purchase of a property subject to an existing net lease, the Company undertakes the following analyses, each of which the Company believes is critical to the long-term profitability of the investment:

         Real Estate Analysis. The Company evaluates the value of the property, present and anticipated conditions in the local real estate market and the prospects for selling or re-tenanting the property on favorable terms in the event of a vacancy. The Company seeks to acquire general purpose commercial properties that can accommodate single or multiple tenants and that may be easily re-leased to new tenants without significant investment by TriNet.

         Tenant Credit Analysis. The Company evaluates the prospective tenant's business and financial outlook to determine the prospective tenant's ability to meet its ongoing obligations under the lease and the need to obtain additional security for these obligations, such as letters of credit and guarantees from parent companies or other parties.

         Strategic Factors. The Company evaluates a number of strategic factors, including the position of the prospective tenant in its industry, the strength of the prospective tenant's business franchise and the importance of the property to the prospective tenant's business.

OPERATING AND FINANCING STRATEGIES

         The Company monitors, on an ongoing basis, compliance by its tenants with their lease obligations and the factors that could affect the financial performance of each of its properties. The Company reviews periodic financial statements with respect to each of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. The Company also monitors real estate market conditions, including market rents and occupancy trends in the areas where its properties are located. The Company will respond to changes in such market conditions as appropriate, including by negotiating to extend the lease terms or by selling the property subject to the existing lease.

         The Company's tenants generally are responsible for most operating and capital expenses relating to the properties they occupy, including real estate taxes, utilities, insurance, maintenance and capital improvements. As a result, the Company's operating costs are lower than would be the case if it invested in properties that were not net leased.

         Consistent with its investment policies, the Company employs leverage, when available on favorable terms, in connection with funding purchase/leaseback transactions and acquiring net leased properties to enable it to acquire more properties than it otherwise could. The Company seeks to maintain its operating flexibility and reduce its financing costs through unsecured borrowings, such as the Acquisition Facility (defined hereafter) and the Notes (defined hereafter), and by reducing its Funds From Operations (FFO) payout ratio over time as FFO increases (FFO is defined in "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Funds From Operations").

         The Company may re-evaluate its financing policies and decrease or increase its ratio of debt to total capitalization from time to time in response to economic conditions, relative costs to the Company of debt and equity capital, growth and acquisition opportunities and other facts and circumstances.

COMPETITION

         The Company faces competition for the acquisition of predominantly office and industrial properties net leased to major corporations from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. The Company also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. The Company believes its management's experience in real estate, credit underwriting and transaction structuring will allow the Company to compete effectively for strategically important office and industrial properties.

ENVIRONMENTAL MATTERS

         Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste (collectively, "Hazardous Materials") releases on, under, in or from such property, and may be held liable to governmental entities or to third parties for certain damage and for investigation and cleanup costs incurred by such parties in connection with the release or threatened release of Hazardous Materials. Such laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of Hazardous Materials, and the liability under such laws has been interpreted to be joint and several under certain circumstances. The Company's leases generally provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations. Such a contractual arrangement does not eliminate the Company's statutory liability or preclude claims against the Company by governmental authorities or persons who are not a party to such an arrangement. Contractual arrangements in the Company's leases may provide a basis for the Company to recover from the tenant damages or costs for which the Company has been found liable.

         The cost of investigation and cleanup of Hazardous Materials on, under, in or from property can be substantial, and the fact that the property has had a release of Hazardous Materials, even if remediated, may adversely affect the value of the property and the owner's ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on a property in favor of the government for damages and costs it incurs in connection with the release or threatened release of Hazardous Materials, and certain state environmental laws provide that such a lien has priority over all other encumbrances on the property or that a lien can be imposed on other property owned by the responsible party. Finally, the presence of Hazardous Materials on a property could result in a claim by a private party for personal injury or a claim by a neighboring property owner for property damage.

         Other federal, state and local laws and regulations govern the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of building remodeling, renovation or demolition. Still other federal, state and local statutes, regulations and ordinances may require the removal or upgrading of underground storage tanks that are out of service or out of compliance. In addition, federal, state and local laws, regulations and ordinances may impose prohibitions, limitations and operational standards on, or require permits, approvals and notifications in connection with, the discharge of wastewater and other water pollutants, the emission of air pollutants and operation of air polluting equipment, the generation and management of Hazardous Materials, and workplace health and safety. Non-compliance with environmental or health and safety requirements may also result in the need to cease or alter operations at a property, which could affect the financial health of a tenant and its ability to make lease payments. Furthermore, if there is a violation of such a requirement in connection with a tenant's operations, it is possible that the Company, as the owner of the property, could be held accountable by governmental authorities for such violation and could be required to correct the violation.

         The Company typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Where warranted, Phase I and/or Phase II assessments are performed by independent environmental consulting and engineering firms. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company may acquire a property which is known to have had a release of Hazardous Materials in the past, subject to a determination of the level of risk and potential cost of remediation. The Company normally requires property sellers to fully indemnify it against any environmental problem existing as of the date of purchase. Additionally, the Company normally structures its leases to require the tenant to assume all responsibility for environmental compliance or environmental remediation relating to the tenants operations and to provide that non-compliance with environmental laws is deemed a lease default. In certain instances, the Company may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the Company providing the protection.

         Some of the Properties are located in urban and industrial areas where fill or current or historic industrial uses of the areas may have caused site contamination at the Properties. In addition, the Company is aware of environmental conditions at certain of the Properties that require some degree of remediation. All such environmental conditions are primarily the responsibility of the respective tenants under their leases. The Company and its consultants estimate that the aggregate cost of addressing environmental conditions known to require remediation at the Properties is approximately $2.0 million, the majority of which is covered by existing letters of credit and corporate guarantees. The Company believes that its tenants are taking or will soon be taking all required remedial action with respect to any material environmental conditions at the Properties. However, the Company could be responsible for some or all of these costs if one or more of the tenants fails to perform its obligations or to indemnify the Company. Furthermore, no assurance can be given that the environmental assessments that have been conducted at the Properties disclosed all environmental liabilities, that any prior owner did not create a material environmental condition not known to the Company, or that a material condition does not otherwise exist as to any of the Properties.

RECENT DEVELOPMENTS



         Acquisitions. During 1996, the Company acquired 19 Properties (the "1996 Acquired Properties") with an aggregate of approximately 3.3 million net rentable square feet for an aggregate purchase price of approximately $250.0 million. Fifteen of the 1996 Acquired Properties were acquired by wholly-owned subsidiaries of the Company and four were acquired by the Sunnyvale Partnership. The 1996 Acquired Properties are expected to provide an approximately 11.1% unleveraged return on cost (computed as the weighted average property annual contractual net operating income from leases in place at the date of acquisition divided by total acquisition cost). The 1996 Acquired Properties are located primarily in the Company's current target markets, including the Denver, Colorado metropolitan area, the greater Dallas, Texas metropolitan area, northern California and the Greenville/Spartanburg area of South Carolina, which is one of the Company's newest target markets.



                            1996 ACQUIRED PROPERTIES

                                                                                                                   NET
                                                                                               NO. OF            RENTABLE
TENANT OR GUARANTOR                                     PROPERTY TYPE                        PROPERTIES  STATE  SQUARE FEET
Wholly-Owned Properties

Federal Express Corporation............................ Office/World HQ                            1       TN      241,927
Olympus America Inc.................................... Office/Corp. HQ                            1       NY      270,000
MJD Investments, Inc. (d/b/a "MJDesigns").............. Warehouse Distribution/Corp. HQ            1       TX      510,654
Pure Atria Corporation................................. Office/Corp. HQ                            1       CA      101,373
Galileo International Partnership...................... Office                                     1       CO      137,900
adidas America, Inc.................................... Warehouse/Distribution                     1       SC      563,210
Lever Brothers Company................................. Warehouse/Distribution                     1       MO      402,192
Blue Cross & Blue Shield United of Wisconsin........... Office/Corp. HQ                            1       WI      229,888
Lucent Technologies Inc................................ Office                                     1       CO      158,146
Lam Research Corporation............................... Office/R&D                                 1       CA      120,576
Fresenius USA, Inc..................................... Office/R&D                                 1       CA       85,000
Northern Telecom Inc................................... Office                                     1       TX       60,000
Teradyne, Inc.......................................... Office/R&D                                 1       CA       60,000
Lockheed Martin Corporation............................ Office/R&D                                 1       PA      118,800
Frontier Corporation .................................. Office/Corp. HQ                            1       CO       55,310
                                                                                                  --             ---------
    Subtotal...........................................                                           15             3,114,976

Sunnyvale Partnership Properties

Mitsubishi Electronics America, Inc.................... Office/Division HQ                         3       CA      181,715
National Semiconductor Corporation/Kanematsu USA Inc... Office                                     1       CA       33,766
                                                                                                  --             ---------
     Subtotal...........................................                                           4               215,481
                                                                                                  --             ---------
     Total..............................................                                          19             3,330,457
                                                                                                  ==             =========

         1997 Acquisitions. On February 18, 1997, the Company acquired an operations center leased to International Business Machines Corporation ("IBM") for approximately $9.9 million. The 222,267 square-foot operations center property is located in Farmers Branch, Texas, which is six miles north of downtown Dallas, Texas.

         On March 6, 1997, the Company acquired two office buildings, totaling 444,362 square feet located in Atlanta, Georgia and primarily leased to IBM, for approximately $60.0 million.

         Property Dispositions. The company continually evaluates local market conditions and property-related factors and will sell a property when it believes it is to the Company's advantage to do so. During 1996, the Company disposed of 37 properties. Thirty-five of these properties were sold as part of the Company's strategy to reposition its portfolio by reducing its retail holdings. On April 24, 1996, the Company sold its property in Denham Springs, Louisiana to Schwegmann Giant Super Markets ("Schwegmann"), the former tenant, for approximately

$1.3 million, which resulted in an immaterial gain. On November 26, 1996, the Company sold 34 retail stores net leased to REX Stores Corporation for $24.8 million. The Company recognized a gain of approximately $6.2 million in connection with this sale. In addition, in July 1996, the Company sold a 124,950 square foot office building occupied by Linvatec Corporation and located in Largo, Florida to Largo Lakes-1 Limited Partnership for a sale price of approximately $11.0 million. The Company recognized a gain of approximately $650,000 in connection with the sale. The proceeds of these dispositions were used primarily to reduce borrowings under the Company's $200.0 million unsecured revolving credit facility (the "Acquisition Facility").

         On March 21, 1996, a property leased to an affiliate of MacFrugal's Bargains o Close-Outs, Inc. ("MacFrugal's") was destroyed by fire. On December 13, 1996, the Company received a $30.0 million cash settlement from MacFrugal's as compensation for the destruction of this warehouse/distribution building and as consideration for the termination of the lease. Through December 13, 1996, the Company continued to receive rent payments from MacFrugal's in accordance with the lease. The Company used approximately $20.0 million of the proceeds from this cash settlement to partially repay the 1994 Mortgage Loan (as hereinafter defined) and used the approximately $10.0 million balance to reduce borrowings outstanding under the Acquisition Facility. The Company recognized an extraordinary gain of approximately $3.2 million from the settlement proceeds and an extraordinary charge of approximately $1.0 million due to early debt extinguishment. The $30.0 million cash settlement included a lease cancellation fee of $3.5 million and a structuring fee of approximately $300,000.

         Financing Activities. In April 1996, the Company received unsecured debt ratings of Baa2, BBB, BBB, and BBB- and preferred stock ratings of baa3, BBB-,BBB-, and BB+ from Moody's Investors Service, Fitch Investors Service,
Duff & Phelps Credit Rating Co. and Standard & Poor's Corporation, respectively.

         The financing for the 1996 Acquired Properties was facilitated by draws on the Acquisition Facility, an unsecured debt offering in May 1996 and preferred stock offerings in June and August 1996.

         On May 22, 1996, the Company completed a public offering of $100.0 million of its 7.30% Notes due May 15, 2001 (the "2001 Notes") and $50.0 million of its 7.95% Notes due May 15, 2006 (the "2006 Notes" and together with the 2001 Notes, the "Notes"). The Notes are senior unsecured obligations of the Company. The net proceeds of the offering of the Notes were used to repay outstanding borrowings, principally under the Acquisition Facility.

         On June 19, 1996, the Company completed a public offering of 2,000,000 shares of 9 3/8% Series A Cumulative Preferred Stock (the "Series A Preferred Stock"). The approximately $47.7 million in net proceeds of the offering were used to repay borrowings under the Acquisition Facility. Subsequently, on July 1, 1996, the Company borrowed $35.0 million under the Acquisition Facility to partially repay a $110.0 million term loan entered into in 1994 (the "1994 Mortgage Loan"). Following such repayment, the interest rate on the remaining balance of $75.0 million under the 1994 Mortgage Loan was reduced from the London Interbank Offered Rate ("LIBOR") plus 1.25% to LIBOR plus 1.00% per annum. The 1994 Mortgage Loan is secured by first mortgage liens on 18 of the Properties. Additionally, as discussed above, approximately $20.0 million of the 1994 Mortgage Loan was repaid in December 1996.

         On August 13, 1996, the Company completed a public offering of 1,300,000 shares of 9.20% Series B Cumulative Preferred Stock (the "Series B Preferred Stock"). The approximately $31.1 million in net proceeds were used to repay borrowings under the Acquisition Facility.

         Effective September 30, 1996, the Company amended the Acquisition Facility to obtain a reduction of 30 basis points on the interest rate for outstanding borrowings, which reduced the interest rate to LIBOR plus 1.20% per annum. In addition, the commitment fee on the average undrawn commitment was reduced from 25 basis points to 20 basis points and the expiration of the facility was extended by two years to October 8, 1999.

         On February 28, 1997, the Company completed a follow-on public offering for a total of 6,000,000 shares of Common Stock. The offering was priced at $33.625 per share resulting in net proceeds of approximately $190.2 million (net of underwriters' discount and offering expenses). The Company used approximately $111.7 million of such net proceeds to pay down the balance on the Acquisition Facility and the balance of $78.5 million will be used to finance future acquisitions and for general corporate purposes. In connection with this offering, the Company granted to the underwriters a 30-day option to purchase up to 900,000 additional shares at the same price solely to cover over-allotments. On March 7, 1997, the underwriters purchased 250,000 shares pursuant to this over-allotment option at $33.625 per share resulting in net proceeds of approximately $8.0 million (net of underwriters' discount). The net proceeds will be used to fund future aquisitions.

ITEM 2.          PROPERTIES.

         As of December 31, 1996, the Company's portfolio consisted of 79 Properties, all of which were 100% leased. The Properties include office (including research and development), industrial (e.g., warehouse and distribution) and retail facilities, which are located in 23 states and are leased to tenants in a variety of industries. Set forth below is certain information relating to the Properties.


                                                                                                                         PERCENT OF
                                                                       NO. OF            NET RENTABLE   CURRENT TOTAL   TOTAL ANNUAL
TENANT OR GUARANTOR                     PROPERTY TYPE                PROPERTIES  STATE    SQUARE FEET  ANNUAL RENTS(1)      RENTS

WHOLLY-OWNED PROPERTIES
AT&T Corporation (2) (3)..............  Office/Corp. HQ                    2     FL, NJ      466,002     $ 6,766,032          8.22%
Unisys Corporation (2)................  Office                             3     IL, PA      755,157       6,171,000          7.50%
Schwegmann Giant Super Markets (4)....  Retail                             4     LA          381,933       4,137,796          5.03%
Caterair International Corporation....  Industrial/Distribution           12     7 states    493,617       4,124,376          5.01%
Federal Express Corporation (5).......  Office/World HQ                    1     TN          241,927       3,991,796          4.85%
GATX Logistics, Inc.(2)...............  Warehouse/Distribution             6     NY        1,135,500       3,260,756          3.96%
Olympus America Inc...................  Office/Corp. HQ                    1     NY          270,000       2,929,209          3.56%
Volkswagen of America, Inc. (2).......  Distribution Centers               3     CA, FL, IL  628,716       2,864,000          3.48%
NIKE, Inc. (2)........................  Warehouse/Distribution             1     TN          812,697       2,247,405          2.73%
MJD Investments, Inc.
     (d/b/a "MJDesigns")..............  Warehouse/Distribution/Corp. HQ    1     TX          510,654       2,173,000          2.64%
Pure Atria Corporation................  Office/Corp. HQ                    1     CA          101,373       2,128,800          2.58%
Ralphs Grocery Company................  Warehouse/Distribution             1     CA          272,236       2,128,770          2.58%
SPX Corporation.......................  Office/Corp. HQ                    2     MI          214,454       1,937,500          2.35%
Galileo International Partnership.....  Office                             1     CO          137,900       1,877,547          2.28%
adidas America, Inc...................  Warehouse/Distribution             1     SC          563,210       1,856,445          2.25%
Lever Brothers Company................  Warehouse/Distribution             1     MO          402,192       1,724,392          2.10%
Blue Cross & Blue Shield United of
     Wisconsin........................  Office/Corp. HQ                    1     WI          229,888       1,609,600          1.96%
Unison Industries, L.P. (2)...........  Office/Corp. HQ                    1     FL          135,000       1,554,243          1.89%
Primerica Life Insurance Company .....  Office/Regional HQ                 1     GA          190,000       1,425,000          1.73%
Lucent Technologies, Inc..............  Office                             1     CO          158,146       1,344,241          1.63%
Certified Grocers of
     California, Ltd. (2).............  Office/Corp. HQ                    1     CA          108,000       1,293,750          1.57%
PNC Mortgage Corporation of
     America, Inc. (6)................  Office/Corp. HQ                    1     IL          102,208       1,265,335          1.54%
First Health Strategies, Inc..........  Office/Corp. HQ                    1     UT          173,107       1,245,046          1.51%
Microsoft Corporation (2) (7).........  Office                             1     TX           87,635       1,226,890          1.49%
Sears Logistics Services (2) (8)......  Warehouse/Distribution             1     OH          398,471       1,217,432          1.48%
Cirrus Logic, Inc. (2)................  Office/R&D/Corp. HQ                2     CA          121,582       1,207,104          1.47%
TRW, Inc..............................  Office                             1     CA          124,400       1,179,924          1.43%
Nissan Motor Acceptance Corporation...  Office                             1     TX          174,421       1,159,635          1.41%
Lam Research Corporation..............  Office/R&D                         1     CA          120,576       1,157,530          1.41%
Lockheed Martin Aerospace
     Corporation (2)..................  Office/Division HQ                 1     CA          174,600         987,694          1.20%
REX Stores Corporation (2)............  Warehouse/Distribution/Corp. HQ    1     OH          345,325         799,248          0.97%
Tech Data Corporation.................  Warehouse/Distribution             1     IN          225,000         783,750          0.95%
Fresenius USA, Inc....................  Office/R&D                         1     CA           85,000         739,500          0.90%
Universal Technical Institute.........  Office/Corp. HQ                    1     AZ          106,763         729,157          0.89%
Deluxe Corporation (2)................  Office                             1     MN           73,150         694,560          0.84%
Northern Telecom Inc..................  Office                             1     TX           60,000         690,332          0.84%
Dunham' s Athleisure Corporation......  Warehouse/Distribution             1     IN          249,920         647,500          0.79%
Teradyne, Inc.........................  Office/R&D                         1     CA           60,000         540,000          0.66%
Kelley-Clarke, Inc....................  Office/Regional HQ                 1     CA           44,000         534,864          0.65%
Compaq Computer Corporation...........  Warehouse/Distribution             1     TX          251,850         513,774          0.62%
Northern States Power Company (2).....  Office/Operations Center           1     MN           41,574         509,282          0.62%
Arrow Electronics, Inc................  Warehouse/Distribution             1     CO          119,200         500,482          0.61%
HomeSide Lending, Inc. (2)............  Office                             1     FL           49,344         479,047          0.58%
Uarco Incorporated....................  Warehouse/Distribution             1     IL          140,000         478,800          0.58%
Art Line, Inc.........................  Warehouse/Corp. HQ                 1     IL          172,846         475,326          0.58%
Fluid Systems Corporation.............  Office/R&D/Corp. HQ                1     CA           90,500         470,000          0.57%
Lockheed Martin Corporation (9).......  Office/R&D                         1     PA          118,800         469,260          0.57%
PepsiCo, Inc. (10)....................  Warehouse/Distribution             1     KS          105,600         353,040          0.43%
Frontier Corporation (11).............  Office/Corp. HQ                    1     CO           55,310         345,847          0.42%
                                                                         ---             -----------    ------------        -------
     Subtotal.........................                                    75              12,079,784      78,946,017         95.91%
SUNNYVALE PARTNERSHIP PROPERTIES (12)
Mitsubishi Electronics America, Inc...  Office/Division HQ                 3     CA          181,715       2,878,366          3.50%
National Semiconductor Corporation/
     Kanematsu USA Inc................  Office                             1     CA           33,766         480,841          0.59%
                                                                         ---             -----------    ------------        -------
     Subtotal.........................                                     4                 215,481       3,359,207          4.09%
                                                                         ---             -----------    ------------        -------
         Total........................                                    79              12,295,265    $ 82,305,224        100.00%
                                                                         ===             ===========    ============        =======

_______________________


1. Contractual rent payments on a cash basis not taking into account a straight-line method of accounting. Annual rent is calculated by multiplying monthly rent in effect at December 31, 1996 by 12.

2. Certain Properties leased to this tenant are encumbered by a first mortgage lien securing borrowings under the 1994 Mortgage Loan. See
         Schedule III included elsewhere in this Form 10-K.

3. AT&T is the lessee under one lease and the guarantor under the other lease, for which the lessee is AT&T Capital Corporation. The annual rent at December 31, 1996 for the property leased to AT&T includes $481,212 during the initial term of the lease for tenant improvements made by the previous landlord. The annual rent at December 31, 1996 for the Property leased to AT&T Capital Corporation has been calculated before deducting an annual management incentive fee payable to a third party manager, which the Company estimates is currently $750,000.

4. In the event that Schwegmann determines to permanently vacate any of these Properties, it must offer to repurchase such Property at the greater of TriNet's original purchase price or fair market value (subject to the lease, including extension options), and if TriNet elects not to sell the Property to Schwegmann, the lease for such Property will terminate. In February 1997, an entity formed by Kohlberg & Co., L.L.C. (the "Kohlberg Entity"), acquired Schwegmann's retail grocery operations. See "Management's Discussion and Analysis-Liquidity and Capital Resources."

5. The Company has a maximum annual obligation under the lease for operating expenses and taxes of $1,451,562.

6. This Property was subleased to Komatsu America International Company ("Komatsu") effective July 29, 1996. Komatsu has executed a direct lease with the Company that commences in July 2002.

7. The Company has a maximum annual obligation under the lease for operating expenses of $526,634.

8. The Company has a maximum annual obligation under the lease for taxes and insurance of $134,518.

9. Chesapeake Park, Inc. a subsidiary of Lockheed Martin Corporation, is lessee. Lockheed Martin Corporation, which occupies the Property, is not a guarantor on the lease.

10. The Company holds fee title to the land and a leasehold interest in the building for this Property.

11. This Property is occupied by ConferTech International, Inc. a subsidiary of the lessee, Frontier Corporation. Concurrently with the acquisition of this Property, the Company entered into an agreement to purchase a second office building that is being constructed as a build-to-suit for Frontier Corporation. The build-to-suit property will comprise approximately 62,100 square feet upon completion, which is expected in June 1997.

12. In connection with the acquisition of the Sunnyvale Research Center, comprised of four office properties, the Sunnyvale Partnership assumed $17.0 million of non-recourse first mortgage debt owed to Chase Manhattan Bank. The Sunnyvale Partnership's limited partnership agreement places certain restrictions on the Sunnyvale Partnership's ability to sell the acquired properties prior to June 1998. The Company owns approximately 45% of the equity interest in the Sunnyvale Partnership. The limited partners of the Sunnyvale Partnership are entitled to receive from the Sunnyvale Partnership's distributable cash a priority return currently equal to approximately 9% per annum on their approximately $7.6 million investment with further distributions made to the Company and the limited partners in a 99:1 ratio. In addition, beginning in June 1998, the limited partners have the right, under certain circumstances, to request the redemption of their interests in the Sunnyvale Partnership, and the Company may satisfy the redemption request with shares of the Company's common stock or cash.

LEASE EXPIRATIONS
         The following table shows scheduled lease expirations for all leases for the Properties as of December 31, 1996.




                                                                                                                 PERCENT OF CURRENT
YEAR OF LEASE EXPIRATION (1)                       NUMBER OF    NET RENTABLE SQUARE   CURRENT TOTAL ANNUAL       TOTAL ANNUAL RENTS
                                                    LEASES       FEET SUBJECT TO      RENTS UNDER EXPIRING         REPRESENTED BY
                                                   EXPIRING      EXPIRING LEASES           LEASES (2)             EXPIRING LEASES
                                                                                        (IN THOUSANDS)
  1997 ....................................            1              148,595                     $525                   0.64%
  1998 ....................................            1               17,725                      269                   0.33%
  1999 ....................................            4              548,944                    2,675                   3.25%
  2000 ....................................            8            1,580,706                   11,429                  13.89%
  2001 ....................................            8            1,329,898                    5,217                   6.34%
  2002 ....................................            5            1,002,277                    7,376                   8.96%
  2003 ....................................            6            1,280,777                    8,030                   9.76%
  2004 ....................................           10            2,335,116                   12,824                  15.58%
  2005 ....................................            2              134,500                    1,005                   1.22%
  2006 ....................................            5              824,045                    9,090                  11.04%
  2007 and thereafter......................           26            3,092,682                   23,865                  28.99%
                                                                 ------------             ------------           ------------
       Total...............................                        12,295,265                  $82,305                 100.00%
                                                                 ============             ============           ============

_______________________
  (1) Lease expirations, assuming tenants do not exercise existing renewal, termination or purchase options.

  (2) Reflects monthly base rent provided for under the terms of each expiring lease as in effect on December 31, 1996 multiplied by 12 and does not take into account any contractual rent escalations.


PORTFOLIO COMPOSITION
         The following table sets forth the composition of the Properties as of December 31, 1996.





                                       CURRENT TOTAL   PERCENT OF TOTAL
                                        ANNUAL RENTS     ANNUAL RENTS
                                        BY PROPERTY     REPRESENTED BY
                                          TYPE(1)        PROPERTY TYPE
                                       (IN THOUSANDS)
Office .............................        $52,019             63.00%
Industrial .........................         26,148             32.00%
Retail .............................          4,138              5.00%
                                       ------------      ------------
    Total ..........................        $82,305            100.00%
                                       ============      ============

_______________________
  (1) Reflects monthly base rent provided for under the terms of each expiring lease as in effect on December 31, 1996 multiplied by 12 and does not take into account any contractual rent escalations.



ITEM 3.          LEGAL PROCEEDINGS

         None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 1996.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

    (a)  Market Information

         The Company's Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "TRI." The high and low sales prices per share of Common Stock and the distributions declared per share of Common Stock are set forth below for the periods indicated.

                                                                COMMON STOCK
                QUARTER ENDED         HIGH         LOW       DIVIDENDS DECLARED
                1995
                March 31            $ 29 3/8     $ 26              $ 0.61
                June 30             $ 29 1/4     $ 24 1/4          $ 0.61
                September 30        $ 29 1/2     $ 26 7/8          $ 0.61
                December 31         $ 29 1/2     $ 26              $ 0.62

                1996
                March 31            $ 30 3/8     $ 27              $ 0.62
                June 30             $ 30 7/8     $ 27 1/8          $ 0.62
                September 30        $ 32 3/8     $ 29 1/8          $ 0.62
                December 31         $ 35 1/2     $ 31 1/8          $ 0.63

         On March 7, 1997, the reported closing sale price per share of Common Stock on the NYSE was $34 3/4.

    (b)  Holders

         The Company had 385 record stockholders of Common Stock as of March 7, 1997.

    (c)  Dividends

         In addition to the dividends declared to holders of Common Stock, the Company also declared dividends to holders of its Series A Preferred Stock and Series B Preferred Stock. The Company declared dividends of $0.5664 per share on its Series A Preferred Stock for the period from June 19, 1996 to September 15, 1996 and $0.5859 per share for the period from September 16, 1996 to December 15, 1996. The Company declared dividends of $0.2108 per share on its Series B Preferred Stock for the period from August 13, 1996 to September 15, 1996 and $0.5750 per share for the period from September 16, 1996 to December 15, 1996.

         Prior to the consummation of the Initial Offering, the Company did not pay any distributions to its stockholders. Since the consummation of the Initial Offering, the Company has paid regular and uninterrupted distributions. The Company intends to continue to declare quarterly distributions on its Common Stock. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's earnings, financial condition, capital requirements and such other factors as the Company's Board of Directors deems relevant.

ITEM 6.          SELECTED FINANCIAL DATA



         The following sets forth summary financial, operating and other data on an historical basis for the Company and, for periods prior to the Initial Offering, the properties that were owned by seven predecessor partnerships. The Company's operating data is presented for the years ended December 31, 1992 through 1996. The balance sheet data is presented at December 31st of the corresponding year. This data should be read in conjunction with the financial statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                                                                                      Year Ended December 31,
                                                             ----------------------------------------------------------------
                                                                    1996         1995         1994         1993         1992
                                                            ---------------- ------------  ----------   ----------  --------
                                                                       (in thousands, except per share and property data)
OPERATING DATA:
Rent revenues                                                    $75,252      $56,199      $35,020      $17,511      $11,222
Income before gain on sale of real estate, extraordinary
     items, depreciation, and amortization (1)                    41,193       34,396       25,384       11,756        4,558
Gain on sale of real estate                                        6,807            0            0            0            0
Income before extraordinary items                                 31,642       20,234       15,912        6,767          829
Extraordinary gain from casualty loss                              3,178            0            0            0            0
Extraordinary charge from early
     extinguishment of debt                                       (2,191)      (9,561)           0            0            0
Net income                                                       $32,629      $10,673      $15,912       $6,767         $829

Earnings available per common share                                $2.09        $0.95        $1.84            0            0
Dividends declared per common share                                $2.49        $2.45        $2.38        $1.27           $0

OTHER DATA:
Funds From Operations (2)                                        $41,551      $30,642      $22,380      $10,440       $3,845
Total properties (at end of period)                                   79           97           82           67           42
Total net rentable square feet (at end
    of period, in thousands)                                      12,295       10,747        8,590        5,851        1,834

BALANCE SHEET DATA (AT END OF PERIOD):
Real estate, before accumulated depreciation (3)                $697,517     $538,717     $377,522     $221,477      $91,066
Total assets                                                     708,238      559,727      401,241      229,099       86,277
Total unsecured debt                                             251,918       77,000            0            0            0
Total secured debt                                                55,013      167,750      204,415      114,912       88,302
Total liabilities                                                342,190      270,387      214,554      120,151       92,326
Stockholders' equity (net deficit)                               366,048      289,340      186,687      108,948       (6,049)

     ________________________
(1) Income before gain on sale of real estate, extraordinary items, depreciation and amortization for 1996 includes a provision for portfolio repositioning of $6.8 million related to the four retail Properties leased to Schwegmann. Effective October 1, 1996, the Company ceased recognizing straight-line rental income from three of the Schwegmann Properties. See discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(2) Funds From Operations has been calculated in accordance with the National Association of Real Estate Investments Trust, Inc.'s definition of "Funds From Operations," that is, net income, computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization (in each case only for real estate related assets) and after adjustments for unconsolidated partnerships and joint ventures, less preferred stock dividends. Funds From Operations should not be considered as a substitute for net income as an indication of the Company's performance or as a substitute for cash flow as a measure of its liquidity. Straight-line rent adjustments for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 were $4,824, $4,226, $2,917,
$1,301 and $408, respectively.

(3) Does not include the four Properties owned by the Sunnyvale Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
         The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section have the meanings ascribed to them in such financial statements and the notes thereto.


RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995:

         For the year ended December 31, 1996, rent revenues increased $19.1 million, or 34%, to $75.3 million, from $56.2 million for the same period in 1995. This significant increase is the result of the Company's acquisitions during 1996 and 1995. The 1996 Acquired Properties, not including the Properties owned by the Sunnyvale Partnership, contributed $11.5 million to rent revenues during 1996. The remaining net increase of $7.6 million is primarily due to rents received for a full year of operations on the 1995 Acquired Properties (defined hereafter) and to scheduled rent increases, offset by a decrease of approximately $1.0 million due to the properties which were sold during the year.

         The Company's joint venture investment in the Sunnyvale Partnership contributed $455,000 to revenues in 1996 from the acquisition date of June 26, 1996 through December 31, 1996. Compared to 1995, other revenue for 1996 increased by 61% to $1.1 million. The increase is primarily due to a fee from the sale of the 34 retail stores leased to REX Stores Corporation and a settlement structuring fee from the settlement with MacFrugal's, which together comprise approximately $500,000 of other revenue in 1996.

         Property operating costs were $2.9 million for the year ended December 31, 1996, compared to $1.3 million in 1995. Expenses relating to the Federal Express Property, which was acquired in March 1996, contributed to $1.2 million of this $1.6 million increase. The Company has a maximum annual obligation under the Federal Express lease for operating expenses and taxes of approximately $1.5 million. The remaining increase of approximately $400,000 is due to the continued growth in the Company's real estate portfolio.

         General and administrative expenses were $5.2 million for the year ended December 31, 1996, compared to $3.9 million for 1995. This increase of $1.3 million, or 34%, is attributable to increased personnel and related overhead as a result of the Company's growth. Although general and administrative expenses have increased for 1996 when compared to 1995, these expenses remained at 6.9% of rent revenues for both years.

         Interest expense for the year ended December 31, 1996 was $20.8 million compared to $17.3 million for 1995. This increase of $3.5 million, or 20%, was due to an increased weighted average level of debt outstanding, offset in part by a decreased weighted average interest rate during 1996. The weighted average debt outstanding was $279.5 million for 1996 compared to $235.8 million in 1995. The increase in the weighted average debt outstanding in 1996 was primarily due to borrowings to finance the 1996 Acquired Properties, offset by the net proceeds from the preferred stock offerings which were used to reduce mortgage loans and borrowings under the Acquisition Facility. The weighted average interest rate for 1996 was 7.27% compared to 7.35% in 1995. The decrease is due to a 0.25% decrease in the spread over LIBOR on the 1994 Mortgage Loan and to a 0.25% decrease in the spread over LIBOR on the Acquisition Facility due to the Company's attainment of investment grade ratings. The overall decrease was offset in part by the higher average interest rates payable on the Company's fixed rate term debt compared to the variable rate debt replaced.

         Depreciation expense for the year ended December 31, 1996 was $13.5 million compared to $10.5 million in 1995. This increase of approximately $3.0 million, or 28%, is primarily a result of the Company's larger asset base. Amortization expense for the year ended December 31, 1996 was $2.9 million compared to $3.6 million in 1995. This decrease of approximately $700,000, or 19%, is primarily the result of significantly less amortization on the Acquisition Facility compared to the amortization on the loans repaid in connection with the debt refinancing that occurred in the fourth quarter of 1995. In addition, amortization expense has decreased during 1996 due to the two partial repayments on the 1994 Mortgage Loan that occurred during 1996. Partially offsetting this decrease is amortization relating to the 2001 Notes and the 2006 Notes, which were issued in May 1996.

         As of December 31, 1996, the Company owned four Properties leased to Schwegmann (the "Schwegmann Properties"), which represented approximately 5% of annualized rental revenues as of such date. On February 14, 1997, an entity formed by Kohlberg & Co., L.L.C. (the "Kohlberg Entity"), a privately owned investment firm, acquired the retail grocery operations of Schwegmann and, in connection therewith, assumed the lease on the Schwegmann Property in New Orleans for the remaining 18 years of the primary lease term. In addition, the Kohlberg Entity has subleased the three other Schwegmann Properties for one year, during which time the Company and Schwegmann intend to market these Properties for sale or sublease. There will be approximately 20 Schwegmann-owned properties leased to the Kohlberg Entity. The agreement also provides that TriNet will receive a $100,000 transaction structuring fee over the next two years and that Schwegmann will pay for all of the Company's legal costs related to this transaction. No assurance, however, can be given that the Company will be able to sell or Schwegmann will be able to sublease these Properties. Obligations with respect to the Schwegmann Properties are secured by a first mortgage and assignment of rents on a separate property that is owned by Schwegmann and leased to the Kohlberg Entity; that property generates approximately $500,000 in annual rents. All current lease guarantees will stay in place for the remaining 18-year term on all four Schwegmann Properties.

         Schwegmann has been experiencing financial difficulties due to an increasingly competitive grocery retailing environment. In consideration of the Company's focus on decreasing its retail holdings and in response to Schwegmann's deteriorating financial condition, the Company recorded, in accordance with Statement of Financial Accounting Standards No. 121, a provision for portfolio repositioning in its financial statements as of December 31, 1996 in the amount of $6.8 million.

         While to date Schwegmann has met its lease obligations, there can be no assurance that timely lease and sublease payments from Schwegmann and the Kohlberg Entity will be made in the future. Moreover, if either Schwegmann or the Kohlberg Entity is unable, because of its financial condition, to make the required lease or sublease payments, or if Schwegmann seeks protection under bankruptcy laws, there can be no assurance that the Company's reserve of $6.8 million will be adequate. In addition, if Schwegmann were to seek such protection, there can be no assurance that all or any of the Company's leases with Schwegmann would be assumed.

         During 1996, the Company sold 36 real estate properties for an aggregate gain of approximately $6.8 million. On April 24, 1996, the Company sold its property in Denham Springs, Louisiana to Schwegmann, the former tenant, for approximately $1.3 million, which resulted in an insignificant gain. On July 3, 1996, the Company sold a 124,950 square foot office building occupied by Linvatec Corporation and located in Largo, Florida to Largo Lakes-1 Limited Partnership for a sale price of approximately $11.0 million. The Company recognized a gain of approximately $650,000 in connection with the sale. On November 26, 1996, the Company sold 34 retail stores net leased to REX Stores Corporation for $24.8 million. The Company recognized a gain of approximately $6.2 million in connection with this sale.

         On March 21, 1996, a property leased to an affiliate of MacFrugal's was destroyed by fire. On December 13, 1996, the Company received a $30.0 million cash settlement from MacFrugal's as compensation for the destruction of this warehouse/distribution building and as consideration for termination of the lease. Through December 13, 1996, the Company continued to receive rent payments from MacFrugal's in accordance with the lease. The Company recognized an extraordinary gain of approximately $3.2 million from the settlement proceeds. The $30.0 million cash settlement included a lease cancellation fee of $3.5 million, which will be amortized over the remainder of the original lease term. The Company used approximately $20.0 million of the proceeds from this cash settlement to partially repay the 1994 Mortgage Loan, which resulted in an extraordinary charge as discussed below.

         During the third quarter of 1996, the Company prepaid $35.0 million of the 1994 Mortgage Loan. In connection with this transaction and the prepayment on the 1994 Mortgage Loan made with the proceeds from the

MacFrugal's settlement, the Company incurred certain fees and recognized certain unamortized loan costs previously paid by the Company, which resulted in an extraordinary charge of $2.2 million, of which $400,000 was cash and $1.8 million was non-cash.

         During 1996, the Company completed two preferred stock offerings (see Liquidity and Capital Resources). For the year ended December 31, 1996, the dividends applicable to the preferred stock were $3.6 million. This amount was reflected as the dividend requirement in the statement of operations for the year ended December 31, 1996, and effectively reduced earnings available to common shares.



COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994:

         For the year ended December 31, 1995, rent revenues increased by 60% to $56.2 million, compared to $35.0 million for the same period in 1994.
During 1995, the Company acquired 15 additional properties (the "1995 Acquired Properties"). The 1995 Acquired Properties contributed $8.8 million to rent revenue during 1995. The remaining $12.4 million increase was primarily a result of a full year's operations on the 15 properties acquired during 1994 (the "1994 Acquired Properties"). Compared to 1994, other revenue increased by 53% for 1995 to $693,000. The increase is primarily due to larger cash balances resulting in increased interest income.

         Property operating costs were $1.3 million for the year ended December 31, 1995, compared to $804,000 in 1994. This increase of approximately $500,000 is primarily due to a full year of operations on the Microsoft Property, which was acquired in August 1994. The Company has a maximum annual obligation under the Microsoft lease for operating expenses of approximately $500,000.

         General and administrative expenses were $3.9 million for the year ended December 31, 1995, compared to $2.6 million for 1994. Although these expenses increased $1.3 million, or 52%, for the year ended December 31, 1995, when compared to the same period in 1994, these expenses actually decreased as a percentage of rent revenues. For the year ended December 31, 1995, general and administrative expenses were 6.9% of rent revenues compared to 7.3% for 1994.

         Interest expense for the year ended December 31, 1995 was $17.3 million compared to $6.7 million for 1994. This increase of $10.6 million, or 158%, is attributable to higher average LIBOR rates and the increased borrowings in 1995 to fund the $160.4 million of real estate acquisitions in 1995. The amount of outstanding debt for 1995 on a weighted average basis was approximately $235.8 million compared to approximately $102.2 million in 1994, with a significantly higher asset base in 1995. The weighted average interest rate for 1995 was 7.35% compared to 6.59% in 1994.

         Depreciation expense for the year ended December 31, 1995 was $10.5 million compared to $6.5 million in 1994. The increase of approximately $4.0 million, or 62% is primarily a result of the Company's larger asset base. Amortization increased $675,000 in 1995 when compared to the year ended December 31, 1994. However, amortization decreased by 25% to approximately $700,000 in the fourth quarter of 1995 compared to $1.0 million in the third quarter of 1995 due to the debt refinancing which occurred in the fourth quarter, described hereafter.

         In the fourth quarter of 1995, the Company recognized a $9.6 million extraordinary charge due to the early extinguishment of a $50.0 million REMIC (the "1993 Mortgage Loan") and early termination of a $150.0 million revolving acquisition facility (the "1993 Acquisition Facility"). In connection with entering into the Acquisition Facility, the Company repaid in full all outstanding borrowings under the 1993 Acquisition Facility and purchased U.S. Treasury securities that were held as substitute collateral in connection with the refinancing of the 1993 Mortgage Loan. As a result of these transactions, the Company incurred certain fees and recognized certain unamortized loan costs previously paid by the Company, which resulted in a cash charge of $3.7 million and a non-cash charge of $5.9 million.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased $7.9 million, or 20%, to $46.7 million for the year ended December 31, 1996 when compared to the same period in 1995. The increase was primarily due to rent from the 1996 Acquired Properties and the 1995 Acquired Properties, offset by increased expenses due to the increased portfolio size. Net cash used for investing activities was $162.7 million in 1996 compared to $161.5 million in 1995. The results for 1996 include real estate acquisitions of $229.0 million in 1996 compared to $160.4 million in 1995. Additionally, net cash used for investing activities during 1996 was offset by $66.8 million of proceeds from the sale of 36 properties and the disposal of one property.

         The following table sets forth the Company's capital expenditures for each of the years ended December 31, 1996, 1995 and 1994.





                                              1996          1995          1994
                                              ----          ----          ----
Real estate acquisitions                    $228,962      $160,389      $155,873
Building improvements                            379           806           172
Corporate FF&E                                   303           279           307
                                          ----------    ----------    ----------
                                            $229,644      $161,474      $156,352
                                          ==========    ==========    ==========


         The Company did not incur any leasing costs or tenant improvement expenditures in 1996, but does anticipate incurring such costs in 1997 in connection with scheduled lease expirations. During 1997, the Company currently expects to incur approximately $1.0 million in capital expenditures on existing properties and approximately $300,000 in expenditures on corporate furniture and equipment.

         In April 1996, the Company received unsecured debt ratings of Baa2, BBB, BBB, and BBB- and preferred stock ratings of baa3, BBB-,BBB-, and BB+ from Moody's Investors Service, Fitch Investors Service, Duff & Phelps Credit Rating Co. and Standard & Poor's Corporation, respectively.

         On May 22, 1996, the Company completed a public offering of $100.0 million of its 2001 Notes and $50.0 million of its 2006 Notes. The 2001 Notes were sold at a price of 99.764% of the face value and the 2006 Notes were sold at a price of 99.853% of the face value. The proceeds (net of the price discount and offering expenses) of approximately $147.8 million were used to repay the remaining $28.3 million balance of a mortgage loan from NationsBank of Texas, N.A. and to reduce indebtedness under the Acquisition Facility.

         On June 3, 1996, the Company repaid a $28.5 million mortgage loan from Connecticut General Life Insurance Company with funds borrowed under the Acquisition Facility.

         On June 19, 1996, the Company completed a public offering of 2,000,000 shares of 9 3/8% Series A Preferred Stock which generated proceeds of $47.7 million (net of underwriters' discount and offering expenses). The net proceeds were used to repay borrowings under the Acquisition Facility. Subsequently, on July 1, 1996, the Company borrowed $35.0 million under the Acquisition Facility to partially repay the 1994 Mortgage Loan. Following such repayment, the interest rate on the remaining balance of $75.0 million under the 1994 Mortgage Loan was reduced from LIBOR plus 1.25% to LIBOR plus 1.00%. Additionally, this prepayment resulted in an extraordinary charge of $1.2 million, all of which was non-cash.

         On August 13, 1996, the Company completed a public offering of 1,300,000 shares of 9.20% Series B Preferred Stock which generated proceeds of $31.1 million (net of underwriters' discount and offering expenses). The net proceeds from the offering were used to repay borrowings under the Acquisition Facility.

         Effective September 30, 1996, the Company amended the Acquisition Facility to obtain a reduction of 30 basis points on the interest rate for outstanding borrowings, which reduced the interest rate to LIBOR plus 1.20% per annum. In addition, the commitment fee on the average undrawn commitment was reduced from 25 basis points to 20 basis points and the expiration date of the facility was extended by two years to October 8, 1999.

         On December 13, 1996, the Company received $30.0 million in proceeds from the settlement of the MacFrugal's property and prepaid approximately $20.0 million of the 1994 Mortgage Loan with such proceeds.

This payment resulted in an extraordinary charge of $1.0 million, of which approximately $600,000 was non-cash. The Company used the remaining $10.0 million of the proceeds from the MacFrugal's settlement to reduce borrowings under the Acquisition Facility.

         The Company expects to meet certain long-term liquidity requirements, such as property acquisitions and scheduled debt maturities, by long-term secured and unsecured borrowings and the issuance of debt securities or preferred and common stock of the Company. As of December 31, 1996, the Company had on file with the Securities and Exchange Commission two Form S-3 registration statements with combined remaining availability of $139.0 million. Additionally, on December 31, 1996, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission which replaced the previous Form S-3 registration statements and authorized the Company to issue up to $400.0 million of common stock, preferred stock or debt securities. The exact amount of debt, preferred stock and common stock issued will depend on market conditions, acquisitions, asset sales and the Company's senior unsecured debt and preferred stock ratings at the time of issuance.

         On February 28, 1997, the Company completed a follow-on public offering for a total of 6,000,000 shares of Common Stock. The offering was priced at $33.625 per share resulting in net proceeds of approximately $190.2 million (net of underwriters' discount and offering expenses). The Company used approximately $111.7 million of such net proceeds to pay down the balance on the Acquisition Facility, and the balance of $78.5 million will be used to finance future acquisitions and for general corporate purposes. In connection with this offering, the Company granted to the underwriters a 30-day option to purchase up to 900,000 additional shares at the same price solely to cover over-allotments. On March 7, 1997, the underwriters purchased 250,000 shares pursuant to this over-allotment option at $33.625 per share resulting in net proceeds of approximately $8.0 million (net of underwriters' discount). The net proceeds will be used to fund future acquisitions.

         Outstanding debt as of December 31, 1996 consisted of mortgage notes and notes payable totaling $307.2 million. There are no scheduled principal amortization payments in 1997.

         As of December 31, 1996, the Company owned four Properties leased to Schwegmann, which represented approximately 5% of annualized rental revenues as of such date. On February 14, 1997, the Kohlberg Entity acquired the retail grocery operations of Schwegmann and, in connection therewith, assumed the lease on the Schwegmann Property in New Orleans for the remaining 18 years of the primary lease term. In addition, the Kohlberg Entity has subleased the three other Schwegmann Properties for one year, during which time the Company and Schwegmann intend to market these Properties for sale or sublease. There will be approximately 20 Schwegmann-owned properties leased to the Kohlberg Entity. The agreement also provides that TriNet will receive a $100,000 transaction structuring fee over the next two years and that Schwegmann will pay for all of the Company's legal costs related to this transaction. No assurance, however, can be given that the Company will be able to sell or Schwegmann will be able to sublease these Properties. Obligations with respect to the Schwegmann Properties are secured by a first mortgage and assignment of rents on a separate property that is owned by Schwegmann and leased to the Kohlberg Entity; that property generates approximately $500,000 in annual rents. All current lease guarantees will stay in place for the remaining 18-year term on all four Schwegmann Properties.

         Schwegmann has been experiencing financial difficulties due to an increasingly competitive grocery retailing environment. In consideration of the Company's focus on decreasing its retail holdings and in response to Schwegmann's deteriorating financial condition, the Company recorded, in accordance with Statement of Financial Accounting Standards No. 121, a provision for portfolio repositioning in its financial statements as of December 31, 1996 in the amount of $6.8 million.

         While to date Schwegmann has met its lease obligations, there can be no assurance that timely lease and sublease payments from Schwegmann and the Kohlberg Entity will be made in the future. Moreover, if either Schwegmann or the Kohlberg Entity is unable, because of its financial condition, to make the required lease or sublease payments, or if Schwegmann seeks protection under bankruptcy laws, there can be no assurance that the Company's reserve of $6.8 million will be adequate. In addition, if Schwegmann were to seek such protection, there can be no assurance that all or any of the Company's leases with Schwegmann would be assumed.

         On February 18, 1997, the Company acquired an operations center leased to IBM for a purchase price of approximately $9.9 million. This acquisition was funded by a draw on the Company's Acquisition Facility. The 222,267 square-foot operations center property is located in Farmers Branch, Texas, which is six miles north of downtown Dallas, Texas. On March 6, 1997, the Company acquired two office buildings totaling 444,362 square feet located in Atlanta, Georgia and primarily leased to IBM, for approximately $60.0 million. The Company used proceeds from the Common Stock offering completed in February 1997 to fund this aquisition.

FUNDS FROM OPERATIONS



         The Company believes that to facilitate a clear understanding of the operating results of the Company, Funds From Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only real estate related assets), less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Previously, the Company utilized a method which included adjustments to net income for amortization of loan costs and interest rate protection agreements and straight-line rents. FFO for the year ended December 31, 1994 has been restated in accordance with the clarified definition. FFO should not be considered as a substitute for net income as an indication of the Company's performance or as a substitute for cash flow as a measure of its liquidity.
The table below presents the calculations for FFO on a quarterly basis for the years ended December 31, 1996, 1995 and 1994:




                                                                            FOR THE THREE MONTHS ENDED:
                                                           --------------------------------------------------------------
                                                           DECEMBER 31   SEPTEMBER 30   JUNE 30    MARCH 31       TOTAL
                                                           -----------   ------------   -------    --------      -------
                                                                                   (in thousands)
1996
Funds From Operations:
  Income before gain on sale of real estate
  and extraordinary items                                      $2,500       $8,497       $7,148       $6,690      $24,835
  Real estate depreciation                                      3,579        3,383        3,231        3,100       13,293
  Joint venture income                                           (217)        (223)         (15)           -         (455)
  Joint venture FFO                                               349          353           22            -          724
  Provision for portfolio repositioning                         6,800            -            -            -        6,800
  Preferred dividend requirement                               (1,920)      (1,570)        (156)           -       (3,646)
                                                          -----------  -----------  -----------  -----------  -----------
  Total Funds From Operations                                 $11,091      $10,440      $10,230       $9,790      $41,551
                                                          ===========  ===========  ===========  ===========  ===========
  Common dividends declared                                    $8,799       $8,610       $8,586       $8,582      $34,577
                                                          ===========  ===========  ===========  ===========  ===========
  Weighted average number of
       common shares outstanding                               13,913       13,859       13,842       13,842       13,864
                                                          ===========  ===========  ===========  ===========  ===========

1995
Funds From Operations:
  Income before extraordinary charge                           $6,040       $5,290       $4,764       $4,140      $20,234
  Real estate depreciation                                      2,856        2,826        2,536        2,190       10,408
                                                          -----------  -----------  -----------  -----------  -----------
  Total Funds From Operations                                  $8,896       $8,116       $7,300       $6,330      $30,642
                                                          ===========  ===========  ===========  ===========  ===========
  Common dividends declared                                    $8,583       $6,613       $6,613       $6,613      $28,422
                                                          ===========  ===========  ===========  ===========  ===========
  Weighted average number of
       common shares outstanding                               12,896       10,842       10,842       10,273       11,219
                                                          ===========  ===========  ===========  ===========  ===========

1994
Funds From Operations:
  Net income                                                   $3,969       $4,917       $4,216       $2,810      $15,912
  Real estate depreciation                                      2,102        1,553        1,449        1,364        6,468
                                                          -----------  -----------  -----------  -----------  -----------
  Total Funds From Operations                                  $6,071       $6,470       $5,665       $4,174      $22,380
                                                          ===========  ===========  ===========  ===========  ===========
  Common dividends declared                                    $5,637       $5,545       $5,453       $3,619      $20,254
                                                          ===========  ===========  ===========  ===========  ===========
  Weighted average number of
       common shares outstanding                                9,242        9,242        9,231        6,838        8,647
                                                          ===========  ===========  ===========  ===========  ===========

INFLATION

         The structure of the majority of the Company's leases generally reduces the risk to the Company of the adverse effects of inflation. The Company's leases generally provide for rent adjustments during their initial lease terms and during any option periods. Because net leases require tenants to pay for some or all operating expenses, property taxes, property repair and maintenance costs and insurance, some or all of the inflationary impact of these expenses will be borne by the tenants and not by the Company. An increase in inflation, however, could result in an increase in the Company's borrowing costs and its general and administrative costs.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 28, 1997.

ITEM 11.         EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 28, 1997.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 28, 1997.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 28, 1997.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
            FORM 8-K

 (A) (1)    FINANCIAL STATEMENTS
                                                                                                       Reference
                                                                                                       ---------
            Report of Independent Accountants                                                             F-2
            Consolidated Balance Sheets as of December 31, 1996 and 1995                                  F-3
            Consolidated Statements of Operations for the Years
                     Ended December 31, 1996, 1995 and 1994                                               F-4
            Consolidated Statements of Changes in Stockholders' Equity
                     for the Years Ended December 31, 1996, 1995 and 1994                                 F-5
            Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 1996, 1995 and 1994                                                     F-6
            Notes to Consolidated Financial Statements                                                    F-7
 (A) (2)    FINANCIAL STATEMENT SCHEDULES
            Schedule III - Real Estate and Accumulated Depreciation                                       F-19
            Notes to Schedule III                                                                         F-24

 (A) (3)         EXHIBITS

         EXHIBIT NO.                                                DESCRIPTION

         3.1 (i) - Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 (i) to the Registration Statement on Form S-11 of TriNet Corporate Realty Trust, Inc., Registration No. 33-59836.)

         3.2 (i) - Definitive Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock (Series A Preferred Stock). (Incorporated by reference to Exhibit 1 of Form 8-A/A of TriNet Corporate Realty Trust, Inc., dated June 26, 1996, filed with the Securities and Exchange Commission on June 28, 1996.)

         3.3 (i) - Definitive Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock (Series B Preferred Stock). (Incorporated by reference to Exhibit 1 of Form 8-A/A of TriNet Corporate Realty Trust, Inc., dated August 9, 1996, filed with the Securities and Exchange Commission on August 12, 1996.)

         3.4 (ii)- Amended and Restated Bylaws.  (Incorporated by reference to
                 Exhibit 3.1 (ii) to the Registration Statement on Form S-11 of TriNet Corporate Realty Trust, Inc., Registration No. 33-59836.)

         4.1 - Definitive Supplemental Indenture No. 1, dated as of May 22, 1996, relating to the 7.30% Notes due 2001 and the 7.95% Notes due 2006. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 14, 1996 of TriNet Corporate Realty Trust, Inc.)

         4.2 - Definitive Indenture, dated as of May 22, 1996. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June 14, 1996 of TriNet Corporate Realty Trust, Inc.)

         10.1 - TriNet Corporate Realty Trust, Inc. Amended and Restated 1993 Stock Incentive Plan. (Incorporated by reference to
                 Exhibit 10.24 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust, Inc., Registration No. 33-59836.)

        10.2 - Loan Agreement dated December 6, 1994, by and among Nomura Asset Capital Corporation, Pacific Mutual Life Insurance Company and TriNet Essential Facilities XII, Inc. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on form S-3, of TriNet Corporate Realty Trust, Inc., Registration No. 33-87256.)

        10.3 - Interest Rate Protection Agreement dated May 21, 1993, between certain of the Company's subsidiaries and UBS Securities (Swaps), Inc. (Incorporated by reference to Exhibit
                 10.32 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust, Inc., Registration No. 33-74284)

        10.4 - Reorganization Agreement dated as of May 21, 1993, between the Company and Holman/Shidler Corporate Capital, Inc. (Incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust, Inc., Registration No. 33-74284.)

        10.5 - Form of Noncompetition Agreement dated as of June 2, 1993, between the Company and certain of its executive officers. (Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust, Inc., Registration No. 33-59836.)

        10.6 - Form of Option Agreement between the Company and its executive officers. (Incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust, Inc., Registration No. 33-59836.)

        10.7 - Indemnification Agreements between the Company and the Independent Directors. (Incorporated by reference to Exhibit 10 to Form 10-Q of TriNet Corporate Realty Trust, Inc., dated August 12, 1993, Commission file No. 1-11918.)

        10.8 - TriNet Corporate Realty Trust, Inc. 1993 - 1994 Performance Based Management Incentive Plan. (Incorporated by reference to
                 Exhibit 10.49 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust, Inc., Registration No. 33-74284.)

        10.9 - Description of TriNet Corporate Realty Trust, Inc. Savings and Retirement Plan. (Incorporated by reference to Exhibit
                 10.50 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust, Inc., Registration No. 33-74284.)

        10.10 - TriNet Corporate Realty Trust, Inc. 1995 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, of TriNet Corporate Realty Trust Inc., Registration No. 33-02222.)

        10.11 - Management Agreement dated as of June 3, 1993, by and among the Company and certain of its subsidiaries. (Incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust, Inc., Registration No. 33-74284.)

        10.12 - Lease Agreement between Chem Network Processing Services and AT&T Resource Management Corporation, dated April 20, 1990, as assigned to TriNet Essential Facilities XIV, Inc. on April 18, 1995. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 2, 1995 of TriNet Corporate Realty Trust, Inc.)

        10.13 - Purchase Agreement between TriNet Essential Facilities XIV, Inc. and P.G. Associates Limited Partnership, dated March 13, 1995. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 2, 1995 of TriNet Corporate Realty Trust, Inc.)

        10.14 - First Amendment to Purchase Agreement between TriNet Essential Facilities XIV, Inc. and P.G. Associates Limited Partnership, dated April 18, 1995. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 2, 1995 of TriNet Corporate Realty Trust, Inc.)

        10.15 - Management Incentive Agreement between TriNet Essential Facilities XIV, Inc. and P.G. Associates Limited Partnership, dated April 18, 1995. (Incorporated by reference to Exhibit
                 10.4 to the Current Report on Form 8-K dated May 2, 1995 of TriNet Corporate Realty Trust, Inc.)

        10.16 - Management Agreement between TriNet Essential Facilities XIV, Inc. and P.G. Associates Limited Partnership, dated April 18, 1995. (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated May 2, 1995 of TriNet Corporate Realty Trust, Inc.)

        10.17 - Purchase Agreement between TriNet Corporate Partners I, L.P. and National Tea Corporation, dated November 1, 1994. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 1995 of TriNet Corporate Realty Trust, Inc.)

        10.18 - First Amendment to Purchase Agreement between TriNet Corporate Partners I, L.P. and National Tea Corporation, dated November 1, 1994. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 23, 1995 of TriNet Corporate Realty Trust, Inc.)

        10.19 - Second Amendment to Purchase Agreement between TriNet Corporate Partners I, L.P. and National Tea Corporation, dated February 1, 1995. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 23, 1995 of TriNet Corporate Realty Trust, Inc.)

        10.20 - Third Amendment to Purchase Agreement between TriNet Corporate Partners I, L.P. and National Tea Corporation, dated May 1, 1995. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 23, 1995 of TriNet Corporate Realty Trust, Inc.)

        10.21 - Amended and Restated Agreement of Limited Partnership between TriNet Corporate Realty Trust, Inc. and the O'Donnell Revocable Trust, the Donald S. Grant Revocable Trust and John W. Hopkins, dated June 26, 1996. (Incorporated by reference to Exhibit
                 10.1 of Form 8-K of TriNet Corporate Realty Trust, Inc., and dated July 3, 1996, filed with the Securities and Exchange Commission on July 17, 1996 and as amended by Form 8-K/A of TriNet Corporate Realty Trust, Inc., dated July 3, 1996, filed with the Securities and Exchange Commission on August 7, 1996.)

        10.22 - Amended and Restated Revolving Credit Agreement among TriNet Corporate Realty Trust, Inc., as borrower, Morgan Guaranty Trust Company of New York, as lead agent, and First National Bank of Boston, as managing co- agent, dated October 9, 1996. (Incorporated by reference to exhibit 10.2 of Form 10-Q of TriNet Corporate Realty Trust, Inc., dated November 12, 1996, commission file No. 1-11918.)

         21.1    - Schedule of Subsidiaries of the Company as of February 27,
                 1997:


                      TriNet Essential Facilities I, Inc.
                      TriNet Essential Facilities II, Inc.
                      TriNet Essential Facilities III, Inc.
                      TriNet Essential Facilities IV, Inc.
                      TriNet Essential Facilities V, Inc.
                      TriNet Essential Facilities VI, Inc.
                      TriNet Essential Facilities VII, Inc.
                      TriNet Essential Facilities VIIIR, Inc.
                      TriNet Essential Facilities X, Inc.
                      TriNet Essential Facilities XI, Inc.
                      TriNet Essential Facilities XII, Inc.
                      TriNet Essential Facilities XIV, Inc.
                      TriNet Essential Facilities XV, Inc.
                      TriNet Essential Facilities XVI, Inc.
                      TriNet XVII Realty Trust
                      TriNet Corporate Partners I, L.P.
                      TriNet Corporate Partners II, L.P.
                      TriNet Essential Facilities XVIII, Inc.
                      TriNet Essential Facilities XIX, Inc.
                      TriNet Essential Facilities XX, Inc.
                      TriNet Essential Facilities XXI, Inc.
                      TriNet Essential Facilities XXII, Inc.
                      TriNet Essential Facilities XXIII, Inc.
                      TriNet Essential Facilities XXIV, Inc.
                      TriNet Sunnyvale Partners, L.P.

         23.1    - Consent of Coopers & Lybrand L.L.P.

         27.1    - Financial Data Schedule

         (b)     Reports on Form 8-K



                 1. On March 25, 1996 the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the destruction of the property net leased to MacFrugal's Bargains o Close-Outs, Inc. by fire.

                 2. On April 12, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the acquisition of three additional properties during the first quarter of 1996.

                 3. On May 2, 1996, the Company filed a report on Form 8-K/A with the Securities and Exchange Commission to report the audited historical financial statements and pro forma financial statements relating to acquisitions reported in the Form 8-K filed with the Securities and Exchange Commission on April 12, 1996.

                 4. On May 10, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the Form T-1 of the Trustee for the Notes offering completed in May 1996.

                 5. On May 21, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the underwriting agreement for the unsecured debt offering completed in May 1996.

                 6. On May 24, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report changes in the Board of Directors and the titles of certain officers.

                 7. On July 1, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide certain documents relating to the Notes offering and the Series A Preferred Stock offering.

                 8. On July 17, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the acquisition of nine additional properties and the sale of two properties since the April 12th Form 8-K filing.

                 9. On August 7, 1996, the Company filed a report on Form 8-K/A with the Securities and Exchange Commission to report the audited historical financial statements and pro forma financial statements relating to the acquisition of nine additional properties and the sale of two properties reported in the Form 8-K filed with the Securities and Exchange Commission on July 17, 1996.

                 10. On August 16, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide certain documents relating to the Series B Preferred Stock Offering.

                 11. On December 27, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the audited historical financial statements and pro forma financial statements relating to the acquisition of 4 properties and the disposition of 35 properties since the July 17th Form 8-K filing.

                 12. On February 5, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the Company's audited financial statements for the year ended December 31, 1996.

                 13.      On March 7, 1997, the Company filed a report on
                          Form 8-K with the Securities and Exchange Commission to provide the underwriting agreement for the Common Stock offering completed in February 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRINET CORPORATE REALTY TRUST, INC.

Date:    March 11, 1997                 /s/ Mark S. Whiting
                                        ---------------------------------------
                                        Mark S. Whiting, President
                                        Chief Executive Officer
                                        (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 11, 1997                 /s/ Robert W. Holman, Jr.
                                        ---------------------------------------
                                        Robert W. Holman, Jr., Chairman
                                        of the Board of Directors

Date:    March 11, 1997                 /s/ Mark S. Whiting
                                        ---------------------------------------
                                        Mark S. Whiting, President
                                        Chief Executive Officer and Director

Date:    March 11, 1997                 /s/ Jay H. Shidler
                                        --------------------------------------
                                        Jay H. Shidler, Director


Date:    March 11, 1997                 /s/ Willis Andersen, Jr.
                                        ---------------------------------------
                                        Willis Andersen, Jr., Director


Date:    March 11, 1997                 /s/ John G. McDonald
                                        ---------------------------------------
                                        John G. McDonald, Director


Date:    March 11, 1997                 /s/ Robert S. Morris
                                        ---------------------------------------
                                        Robert S. Morris, Director


Date:    March 11, 1997                 /s/ Stephen B. Oresman
                                        ---------------------------------------
                                        Stephen B. Oresman, Director


Date:    March 11, 1997                 /s/ A. William Stein
                                        ---------------------------------------
                                        A. William Stein, Executive Vice
                                        President Chief Financial Officer and
                                        Secretary (Principal Financial and
                                        Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants                                            F-2


Consolidated Balance Sheets as of December 31, 1996
   and 1995                                                                  F-3


Consolidated Statements of Operations for the Years
   Ended December 31, 1996, 1995, and 1994                                   F-4


Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended December 31, 1996, 1995 and 1994               F-5


Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1996, 1995 and 1994                                    F-6


Notes to Consolidated Financial Statements                                   F-7


Schedule III - Real Estate and Accumulated Depreciation                     F-19


Notes to Schedule III                                                       F-24

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TriNet Corporate Realty Trust, Inc.:


         We have audited the consolidated balance sheets and the financial statement schedule of TriNet Corporate Realty Trust, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.



         San Francisco, California
         January 24, 1997

                       TRINET CORPORATE REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                -----------------



                                                                                          December 31,
                                                                                 ---------------------------
                                                                                    1996              1995
                                                                                 ---------         ---------
         ASSETS
Real estate:
         Land                                                                    $ 120,084         $  95,748
         Depreciable property                                                      577,433           442,969
                                                                                 ---------         ---------
                                                                                   697,517           538,717
         Less accumulated depreciation                                             (36,360)          (30,260)
                                                                                 ---------         ---------
                                                                                   661,157           508,457
         Investment in joint venture                                                 6,812                --
                                                                                 ---------         ---------
              Total real estate                                                    667,969           508,457
Cash and cash equivalents                                                            4,984             9,376
Restricted cash and investments                                                      4,759            12,242
Deferred rent receivable                                                            14,268            11,456
Interest rate protection agreements and loan costs, net                             13,870            16,312
Other assets, net                                                                    2,388             1,884
                                                                                 ---------         ---------
                                                                                 $ 708,238         $ 559,727
                                                                                 =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Debt                                                                    $ 306,931         $ 244,750
         Dividends payable                                                           8,799             8,582
         Other liabilities                                                          26,460            17,055
                                                                                 ---------         ---------
               Total liabilities                                                   342,190           270,387
                                                                                 ---------         ---------
Commitments and contingencies
Stockholders' equity:
         Preferred stock, $.01 par value, 10,000,000 shares authorized:
               Series A: 2,000,000 shares issued and outstanding
                    at December 31, 1996
                    (aggregate liquidation preference $50,000)                          20                --
               Series B: 1,300,000 shares issued and outstanding
                    at December 31, 1996
                    (aggregate liquidation preference $32,500)                          13                --
         Common stock, $.01 par value, 40,000,000 shares authorized:
               13,966,667 and 13,841,667 shares issued and outstanding
               at December 31, 1996 and 1995, respectively                             139               138
         Paid-in-capital                                                           394,852           312,904
         Accumulated deficit                                                       (28,976)          (23,702)
                                                                                 ---------         ---------
              Total stockholders' equity                                           366,048           289,340
                                                                                 ---------         ---------
                                                                                 $ 708,238         $ 559,727
                                                                                 =========         =========

                     The accompanying notes are an integral
                       part of these financial statements.

                       TRINET CORPORATE REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                -----------------



                                                                            Year Ended December 31,
                                                            ------------------------------------------------------

                                                                1996                 1995                 1994
                                                            ------------         ------------         ------------

Revenues:
     Rent                                                   $     75,252         $     56,199         $     35,020
     Joint venture income                                            455                   --                   --
     Other                                                         1,117                  693                  452
                                                            ------------         ------------         ------------
             Total revenues                                       76,824               56,892               35,472


Expenses:
     Property operating costs                                      2,867                1,275                  804
     General and administrative                                    5,196                3,892                2,558
     Interest                                                     20,768               17,329                6,726
     Depreciation                                                 13,479               10,546                6,531
     Amortization                                                  2,879                3,616                2,941
     Provision for portfolio repositioning                         6,800                   --                   --
                                                            ------------         ------------         ------------
     Income before gain on sale
        of real estate and extraordinary items                    24,835               20,234               15,912

     Gain on sale of real estate                                   6,807                   --                   --
                                                            ------------         ------------         ------------
     Income before extraordinary items                            31,642               20,234               15,912
     Extraordinary gain from
        casualty loss                                              3,178                   --                   --
     Extraordinary charge from early
        extinguishment of debt                                    (2,191)              (9,561)                  --
                                                            ------------         ------------         ------------

             Net income                                           32,629               10,673               15,912

             Preferred dividend requirement                       (3,646)                  --                   --
                                                            ------------         ------------         ------------

             Earnings available to common shares            $     28,983         $     10,673         $     15,912
                                                            ============         ============         ============

Per common share:
     Income available before extraordinary items,
          net of preferred dividend requirement             $       2.02         $       1.80         $       1.84
     Extraordinary gain                                             0.23                   --                   --
     Extraordinary charge                                          (0.16)               (0.85)                  --
                                                            ------------         ------------         ------------
     Earnings available                                     $       2.09         $       0.95         $       1.84
                                                            ============         ============         ============

Weighted average number of common shares outstanding          13,864,116           11,219,201            8,646,948
                                                            ============         ============         ============

Dividends declared per common share                         $       2.49         $       2.45         $       2.38
                                                            ============         ============         ============

                     The accompanying notes are an integral
                       part of these financial statements.

                       TRINET CORPORATE REALTY TRUST, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                -----------------





                                         Preferred Stock           Common Stock                                    Total
                                     ----------------------   ----------------------    Paid-In    Accumulated  Stockholders'
                                      Issued       Amount       Issued       Amount     Capital      Deficit       Equity
                                     ---------    ---------   ---------    ---------   ---------    ---------     ---------

Balance, December 31, 1993                  --    $      --       6,240    $      62   $ 110,497    $  (1,611)    $ 108,948
     Issuance of common stock,
          net of issuance costs             --           --       2,990           30      81,768           --        81,798
     Exercise of common
          stock options                     --           --          12           --         283           --           283
     Net income                             --           --          --           --          --       15,912        15,912
     Common stock
          dividends declared                --           --          --           --          --      (20,254)      (20,254)
                                     ---------    ---------   ---------    ---------   ---------    ---------     ---------
Balance, December 31, 1994                  --           --       9,242           92     192,548       (5,953)      186,687
     Issuance of common stock,
          net of issuance costs             --           --       4,600           46     120,356           --       120,402
     Net income                             --           --          --           --          --       10,673        10,673
     Common stock
          dividends declared                --           --          --           --          --      (28,422)      (28,422)
                                     ---------    ---------   ---------    ---------   ---------    ---------     ---------
Balance, December 31, 1995                  --           --      13,842          138     312,904      (23,702)      289,340
     Issuance of preferred stock,
          net of issuance costs          3,300           33          --           --      78,733           --        78,766
     Exercise of common
          stock options                     --           --         125            1       3,215           --         3,216
     Net income                             --           --          --           --          --       32,629        32,629
     Common stock
          dividends declared                --           --          --           --          --      (34,577)      (34,577)
     Preferred stock
          dividends declared                --           --          --           --          --       (3,326)       (3,326)
                                     ---------    ---------   ---------    ---------   ---------    ---------     ---------
Balance, December 31, 1996               3,300    $      33      13,967    $     139   $ 394,852    $ (28,976)    $ 366,048
                                     =========    =========   =========    =========   =========    =========     =========

                     The accompanying notes are an integral
                       part of these financial statements.

                       TRINET CORPORATE REALTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                -----------------


                                                                                          Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                1996              1995              1994
                                                                             ---------         ---------         ---------

Cash flows from operating activities:
        Net income                                                           $  32,629         $  10,673         $  15,912
        Noncash income and expenses included in net income:
             Extraordinary charge from early extinguishment of debt              1,785             5,845                --
             Extraordinary gain from casualty loss                              (3,178)               --                --
             Depreciation and amortization                                      16,358            14,162             9,472
             Straight line rent adjustments                                     (4,824)           (4,226)           (2,917)
             Gain on sale of real estate                                        (6,807)               --                --
             Provision for portfolio repositioning                               6,800                --                --
             Joint venture income                                                 (455)               --                --
        Cash provided by (used for) operating assets and liabilities:
             Other assets                                                         (402)             (220)             (693)
             Other liabilities                                                   4,777            12,554             2,757
                                                                             ---------         ---------         ---------
                    Net cash provided by operating activities                   46,683            38,788            24,531
                                                                             ---------         ---------         ---------

Cash flows from investing activities:
        Real estate acquisitions                                              (228,962)         (160,389)         (155,873)
        Proceeds from disposal of real estate                                   66,751                --                --
        Cash distributions from unconsolidated joint venture                       193                --                --
        Other capital expenditures                                                (682)           (1,085)             (479)
                                                                             ---------         ---------         ---------

                    Net cash used in investing activities                     (162,700)         (161,474)         (156,352)
                                                                             ---------         ---------         ---------

Cash flows from financing activities:
        Acquisition Facility borrowings                                        288,511           156,800                --
        Acquisition Facility payments                                         (263,311)          (79,800)               --
        Mortgage note proceeds                                                      --           114,912           232,515
        Mortgage note principal payments                                      (112,737)         (151,577)         (143,012)
        Proceeds from issuance of common stock                                   3,216           120,402            82,081
        Proceeds from senior unsecured debt offering                           149,691                --                --
        Proceeds from issuance of preferred stock                               78,766                --                --
        Preferred stock dividends paid                                          (3,326)               --                --
        Common stock dividends paid                                            (34,360)          (25,478)          (18,111)
        Decrease (increase) in restricted cash and investments                   7,483            (8,095)             (647)
        Increase in interest rate protection agreements,
            loan costs, and other assets                                        (2,308)           (4,413)          (14,763)
                                                                             ---------         ---------         ---------
                    Net cash provided by financing activities                  111,625           122,751           138,063
                                                                             ---------         ---------         ---------

(Decrease) increase in cash and cash equivalents                                (4,392)               65             6,242
Cash and cash equivalents, at beginning of period                                9,376             9,311             3,069
                                                                             ---------         ---------         ---------

Cash and cash equivalents, at end of period                                  $   4,984         $   9,376         $   9,311
                                                                             =========         =========         =========

Supplemental information:
Cash paid during the year for interest                                       $  19,932         $  17,276         $   5,891
                                                                             =========         =========         =========

                     The accompanying notes are an integral
                       part of these financial statements.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------



     1.   COMPANY BACKGROUND:



         Public Stock Offerings and Corporate Reorganization:

                  TriNet Corporate Realty Trust, Inc. (the "Company" or "TriNet") was incorporated in the state of Maryland on March 4, 1993, and commenced operations effective with the completion of the Company's initial public offering of its common stock (the "Initial Offering") on June 3, 1993. In connection with the Initial Offering, the Company engaged in various transactions, including the transfer of 42 properties from the predecessor partnerships (the "Predecessor Partnerships Properties") and the transfer of the purchase/leaseback and net lease real estate business operations of The Shidler Group (the "Reorganization").

                  During 1995 and 1994, in three separate follow-on public offerings (the "Follow-on Offerings"), the Company issued 7,590,000 aggregate shares of common stock at prices ranging from $27.50 to $29.25 generating proceeds (net of underwriters' discount and other offering costs) of $202.2 million. The proceeds from the Follow-on Offerings were used for debt repayments, real estate acquisitions and general working capital.

                  On June 19, 1996, the Company completed a public offering of 2,000,000 shares of 9.375% Series A Preferred Stock (the "Series A Preferred Stock") which generated proceeds of $47.7 million (net of underwriters' discount and other offering expenses). Dividends on the Series A Preferred Stock are payable quarterly in arrears at the rate of 9.375% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.34375 per share) in March, June, September, and December. The Series A Preferred Stock is not redeemable prior to June 15, 2001. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

                  On August 13, 1996, the Company completed a public offering of 1,300,000 shares of 9.20% Series B Preferred Stock (the "Series B Preferred Stock") which generated proceeds of $31.1 million (net of underwriters' discount and other offering expenses). Dividends on the Series B Preferred Stock are payable quarterly in arrears at the rate of 9.20% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.30 per share) in March, June, September, and December. The Series B Preferred Stock is not redeemable prior to August 15, 2001. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

         Business:

                  TriNet is a real estate investment trust ("REIT") which acquires, owns and manages predominantly office and industrial properties leased to major corporations nationwide, including corporate headquarters and strategically important distribution facilities. As of December 31, 1996, TriNet's portfolio consisted of 79 properties, including four properties held in the TriNet Sunnyvale Partnership, located in 23 states. All of the properties are 100% leased by a diverse group of U.S. corporations.



     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:



         Principles of Consolidation and Basis of Presentation:

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporations and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------



         Use of Estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Revenue Recognition:

                  Rental income is recognized on a straight-line method of accounting and, accordingly, contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rental income and actual rental cash receipts is recorded as deferred rent receivable on the balance sheet.

         Real Estate:

                  Real estate is recorded at cost, except for the 42 Predecessor Partnerships Properties, which have been accounted for as a reorganization of entities under common control; therefore, the Predecessor Partnerships Properties have been reported at the historical cost of the previous owners. Depreciation is computed using the straight-line method of cost recovery over estimated useful lives ranging from 31.5 to 40 years for buildings and improvements and 7 to 12 years for furniture and equipment.

         Investment in Real Estate Joint Ventures:

                  Investments in real estate joint ventures are accounted for on the equity method.

         Financial Instruments:

                  The Company enters into interest rate protection agreements (the "Protection Agreements"), with parties whose credit ratings are generally "AAA", to limit the Company's exposure should interest rates rise above specified levels. The Protection Agreements are held for purposes other than trading. Related costs are amortized over the lives of the underlying debt agreements and such amortization is included in amortization expense. The remaining unamortized cost of the Protection Agreements is included as "Interest rate protection agreements and loan costs" on the balance sheet.

         Cash and Cash Equivalents:

                  Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less.

         Income Taxes:

                  The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

                  In connection with the Initial Offering, the tax basis of the Predecessor Partnership Properties transferred to the Company has been recorded based upon the value of the consideration paid by the Company. Accordingly, the tax basis of the real estate assets exceeds the book basis by approximately $10.0 million.

         Real Estate Market Concentration Risk

                  The Company owns and acquires properties nationally and believes that operating a national portfolio of real estate reduces the risk of exposure to economic downturns in any one market. Within the current national operating strategy, TriNet believes its acquisition efforts are focused on markets with growing employment, increasing real estate occupancy rates, and rising rents.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------



         Concentration of Credit Risk:

                  Management of the Company performs ongoing credit evaluations of the tenants and may require tenants to provide some form of credit support such as corporate guarantees. Although the Company's properties are geographically diverse and the tenants operate in a variety of industries, to the extent TriNet has a significant concentration of rental revenues from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company. As of December 31, 1996, the Company's five largest tenants collectively accounted for approximately 31% of the Company's annualized rental income. The Company's largest single tenant accounted for approximately 8% of the Company's annualized rental income.

         Accounting for Stock-based Compensation:

                    The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans.

         Earnings Per Share:

                    The computation of earnings per share is based on the weighted average number of outstanding common shares during the period. For the purpose of these calculations, earnings are reduced by the preferred stock dividend requirement.

         Reclassification:

                  Certain prior year amounts have been reclassified in the consolidated financial statements and the related notes to conform to the 1996 presentation.

     3.   REAL ESTATE:

                  In April 1996, a wholly owned subsidiary of the Company sold a retail property located in Denham Springs, Louisiana for a sale price of $1.3 million, resulting in an insignificant gain. In June 1996, a wholly owned subsidiary of the Company sold an office building located in Largo, Florida for a sale price of $11.0 million, resulting in a gain of approximately $650,000. In November 1996, a wholly owned subsidiary of the Company sold 34 retail properties for a sale price of $24.8 million, resulting in a gain of approximately $6.2 million.

                  In December 1996, a wholly owned subsidiary of the Company received a $30.0 million cash settlement from MacFrugal's Bargains Close-outs Inc., as compensation for the destruction of its New Orleans warehouse/distribution property which was destroyed by fire in March 1996. The proceeds from this disposal are comprised of approximately $26.2 million as casualty proceeds, $3.5 million as a lease termination fee, and approximately $300,000 as a settlement structuring fee. In addition, the Company recognized an extraordinary gain of approximately $3.2 million on this transaction. Approximately $20.0 million of the proceeds were used to paydown a mortgage loan (see Note 8), resulting in a $1.0 million extraordinary charge.

                  The Company has implemented a strategy of reducing its ownership in retail properties as demonstrated by the sale of the 34 retail properties in November 1996, which resulted in a gain of approximately $6.2 million as discussed above. One of the Company's five largest tenants, Schwegmann Giant Super Markets ("Schwegmann"), is experiencing financial difficulties due to an increasingly competitive grocery retailing environment. The Company owns four properties leased to Schwegmann, which represented approximately 5% of annualized rental revenues as of December 31, 1996. In consideration of the Company's focus on decreasing its retail property holdings and in response to Schwegmann's deteriorating financial condition, the Company recorded a provision for portfolio repositioning as of December 31, 1996 in the amount of $6.8 million, and reduced the depreciable basis of the retail properties and related deferred rent receivable. Schwegmann recently curtailed operations at two of the Properties as a cost savings measure, and is working with the Company to explore possible sale or subleasing options for these Properties to alternative retail users. While to date Schwegmann has met its rental obligations to the Company, there can be no assurance of timely or continued payments in the future. To the extent that Schwegmann is unable, because of its financial condition, to make required lease payments to the Company or seeks protection under bankruptcy laws, there can be no assurance that the Company's provision of $6.8 million will be adequate. In addition, if Schwegmann were to seek such protection, there can be no assurance that all or any of the Company's leases with Schwegmann would be assumed.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------



4.        INVESTMENT IN REAL ESTATE JOINT VENTURE:

                  In June 1996, the Company contributed $6.1 million in cash in exchange for a 44.7% sole general partner interest in TriNet Sunnyvale Partners, L.P. (the "Partnership"). The Partnership owns a four-building office campus in Sunnyvale, California, subject to a $17.0 million non-recourse first mortgage. Interest on the mortgage is due monthly at the London Interbank Offered Rate ("LIBOR") plus 2.00%, with the principal balance due on April 1, 1998. The Company accounts for its partnership investment under the equity method. Commencing in June 1998, the limited partners have the option to convert their interest into 258,894 shares of the Company's common stock.

                  The following table represents the condensed balance sheet of the Partnership as of December 31, (in thousands):

                                          1996                                             1996
                                         -------                                          -------
         Assets:                                     Liabilities and partners' equity:
         Real estate, net                $31,135     Mortgages payable                    $17,000
         Other assets                        842     Other Liabilities                        471
                                                     Partner's equity                      14,506
                                         -------                                          -------
                                         $31,977                                          $31,977
                                         =======                                          =======

                  The following table summarizes the operating results of the Partnership for the period from June 26, 1996 through December 31, 1996 (in thousands):

         Revenues                        $ 2,058
         Property operating costs           (298)
         Mortgage interest                  (671)
         Depreciation and amortization      (279)
                                         -------
         Net income                      $   810
                                         =======

5.       RESTRICTED CASH AND INVESTMENTS:



                  Restricted cash and investments consists of the following (in thousands):

                                                           December 31,
                                                        -----------------
                                                         1996       1995
                                                        ------     ------
         Restricted cash, held in trust                 $4,759     $ 4,085
         U.S. Treasury securities, held in trust            --       8,157
                                                        ------     -------
                                                        $4,759     $12,242
                                                        ======     =======

                  Under the terms of the 1994 Mortgage Loan (Note 8), the Company is required to maintain restricted cash as a reserve for debt service and leasing cost obligations.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------



                  In connection with the extinguishment of the 1993 Mortgage Loan (Note 8), the Company placed U.S. Treasury securities with a trustee as substitute collateral. In June 1996, the proceeds from the redemption of such securities were released to the Company.

6.       INTEREST RATE PROTECTION AGREEMENTS AND LOAN COSTS:

                  The following table summarizes the costs and accumulated amortization associated with interest rate protection agreements and loan costs (in thousands):

                                                 December 31,
                                              ----------------
                                                1996     1995
                                              -------   -------
         Loan origination costs               $ 8,285   $ 8,420
         Protection agreement costs             9,845     9,845
                                              -------   -------
                                               18,130    18,265
         Accumulated amortization              (4,260)   (1,953)
                                              -------   -------
         Loan origination costs and
           protection agreement costs, net    $13,870   $16,312
                                              =======   =======

                  Loan origination cost amortization for the years ended December 31, 1996, 1995 and 1994 was approximately $1.9 million, $2.1 million and $1.7 million, respectively. Protection agreement cost amortization expense for the years ended December 31, 1996, 1995 and 1994 was approximately $985,000, $1.5 million and $816,000, respectively. The fair value of the interest rate protection agreements, based on estimated market prices, approximated $5.7 million as of December 31, 1996.



7.       OTHER ASSETS, NET:

                  Accumulated amortization related to other assets aggregated approximately $452,000 and $252,000 at December 31, 1996 and 1995, respectively.



8.       DEBT:



              Debt consists of the following (in thousands):

                                            Balance as of December 31,
                                            --------------------------      Interest Rate as of      Maturity
                    Loan                       1996            1995          December 31, 1996         Date
            --------------------            ----------      ----------      -------------------     ----------
            Acquisition Facility            $102,200        $ 77,000           LIBOR + 1.20%        10/08/1999
            7.30% Notes due 2001             100,000              --               7.30%             5/15/2001
            1994 Mortgage Loan                55,013         110,000           LIBOR + 1.00%        12/01/2004
            7.95% Notes due 2006              50,000              --               7.95%             5/15/2006
            Other Mortgage Loans                  --          57,750                --                  --
                                            --------        --------
                                             307,213         244,750
            Less debt discount                  (282)             --
                                            --------        --------
                                            $306,931        $244,750
                                            ========        ========

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------



                  ACQUISITION FACILITY. In October 1995, the Company entered into a $200.0 million acquisition facility (the "Acquisition Facility"), a revolving credit facility to be used for real estate acquisitions and for general working capital purposes. Borrowings under the Acquisition Facility bear interest, at the Company's discretion, at either i) applicable LIBOR plus 1.20% or ii) prime plus .50%, subject to the Interest Rate Swap discussed elsewhere. On October 15, 1996, the Company amended certain terms of the Acquisition Facility. The Company obtained a reduction of 30 basis points on its current LIBOR borrowings cost from LIBOR plus 1.50% to LIBOR plus 1.20%. The commitment fee was reduced from 25 basis points to 20 basis points. In addition, the expiration date of the facility was extended two years and will mature in October 1999. All of the available commitment under the facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The revised terms were effective September 30, 1996. The Acquisition Facility requires monthly interest-only payments until maturity in October 1999 at which time outstanding borrowings are due and payable. In addition, the Company pays a quarterly commitment fee in arrears equal to .20% annually of the unused loan commitment. Borrowings under the Acquisition Facility are unsecured. The Acquisition Facility is subject to certain restrictive covenants including limitations on additional borrowings based on the value of real estate assets, minimum debt service and fixed charges coverage, minimum net worth levels and maximum leverage.

                  Borrowings under the Acquisition Facility were used to extinguish $50.0 million and $62.6 million outstanding under a mortgage loan and the Company's previous acquisition facility, respectively. In connection with the early extinguishment of these loans, the Company incurred fees of $3.7 million and wrote-off related unamortized loan costs of $5.9 million resulting in an extraordinary charge of $9.6 million for the year ended December 31, 1995.

                  2001 NOTES AND 2006 NOTES. On May 22, 1996 the Company completed a public offering of $100.0 million of its 7.30% Notes due 2001 (the "2001 Notes") and $50.0 million of its 7.95% Notes due 2006 (the "2006 Notes" and, together with the 2001 Notes, the "Notes"). The 2001 Notes were sold at a price of 99.764% of the face value, and the 2006 Notes were sold at a price of 99.853% of the face value resulting in proceeds (net of the price discount, underwriters' discount and issuance costs) of approximately $147.8 million. The Notes are senior unsecured obligations of the Company and rank equally with the Company's other unsecured and unsubordinated indebtedness. Subject to certain conditions, the Notes are redeemable at any time at the option of the Company. Interest on the Notes is paid semi-annually in arrears. The discounts on the Notes are being amortized using the effective interest method over the respective lives of the Notes.

                  1994 MORTGAGE LOAN. In December 1994, a subsidiary entered into a $110.0 million mortgage loan(the "1994 Mortgage Loan"). The
         1994 Mortgage Loan bears interest at a variable rate equal to the 30-day LIBOR plus 1.00% subject to the Interest Rate Swap discussed elsewhere. The 1994 Mortgage Loan requires monthly interest-only payments until maturity in December 2004 at which time outstanding principal is due and payable. The 1994 Mortgage Loan was assigned to a trust intended to qualify as a real estate mortgage investment conduit, and the trust issued commercial mortgage pass-through certificates in the aggregate amount of $110.0 million, secured by certain real estate assets.

                  On July 1, 1996, the Company prepaid $35.0 million of the 1994 Mortgage Loan, which reduced the interest rate from LIBOR plus 1.25% to LIBOR plus 1.00%. Additionally, this prepayment resulted in an extraordinary charge of approximately $1.2 million, the majority of which was non-cash. On December 13, 1996, the Company prepaid approximately $20.0 million of the 1994 Mortgage Loan as a result of the settlement of the casualty loss that arose from the fire that destroyed the 1.2 million square foot warehouse/distribution property located in New Orleans, Louisiana. Additionally, this prepayment resulted in an extraordinary charge of $1.0 million of which $627,000 was non-cash.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------



                  OTHER MORTGAGE LOANS. During 1995, in connection with the acquisition of two properties, the Company entered into other mortgage loans of $29.3 million and $28.5 million. These loans were repaid during 1996 with proceeds from the Notes offering and draws on the Acquisition Facility.

                  INTEREST RATE SWAP. Effective October 1, 1995, the Company entered into an interest rate swap agreement (the "Interest Rate Swap") with a financial institution which, together with certain existing interest rate cap agreements, effectively fixes the interest rate on $110.0 million of the Company's LIBOR based borrowings at 5.58% plus the applicable margin. The notional amount of indebtedness covered by the Interest Rate Swap varies over time and was $110.0 million through May 1996, and will be $160.0 million from June 1996 through December 1997, $125.0 million from January 1998 through May 1998 and $75.0 million from June 1998 through November 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the Interest Rate Swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the margin will range from 1.00% to 1.20%, which will provide for an all-in annual interest rate range from 6.58% to 7.33%.

                  The average effective interest rate, including the effect of the Interest Rate Swap and other protection agreements, on the Company's variable-rate borrowings was 7.27%, 7.35% and 6.59% for the years ended December 31, 1996, 1995 and 1994, respectively. Based on the borrowing rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's mortgage notes payable approximates fair value.

                  Future maturities of outstanding debt are as follows (in thousands):

                        1997            $     --
                        1998                  --
                        1999             102,200
                        2000                  --
                        2001             100,000
                  Thereafter             105,013
                                        --------
                                        $307,213
                                        ========

9.       COMMITMENTS AND CONTINGENCIES:



                  From time to time the Company is subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a materially adverse effect on the Company's financial condition.

                  As of January 24, 1997, the Company had entered into an aggregate of approximately $61.0 million of contracts with third party developers to acquire four separate properties currently under construction. The acquisition of these properties is subject to the completion of construction, occupancy of the premises by the tenants (pursuant to leases that have already been executed by the parties) and satisfaction of certain conditions. Completion of construction is expected during the second and fourth quarters of 1997. In connection with two of these acquisitions, the Company has issued letters of credit as earnest money for a combined total of approximately $1.8 million. In addition, two existing tenants have the option to require the Company to construct approximately 174,000 total square feet of additional adjacent space.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------


10.    DIVIDENDS:

                  As described in Note 2, the Company qualifies for federal income tax purposes as a REIT. The following summarizes the tax components of common dividends declared in 1996, 1995 and 1994:

                                1996    1995    1994
                                ----    ----    ----
         Per Common Share:
           Ordinary income      $1.27   $1.47   $1.78
           Capital gain          0.10     --      --
           Return of capital     1.12    0.98    0.60
                                -----   -----   -----
           Total                $2.49   $2.45   $2.38
                                =====   =====   =====

                  100% of the dividends declared on the Series A Preferred Stock and the Series B Preferred Stock for the period ended December 31, 1996 represented ordinary income for income tax purposes.



11.    STOCK OPTION PLANS AND EMPLOYEE BENEFITS:



                  The Company has established the 1993 Stock Incentive Plan (the "1993 Stock Plan") for the purpose of encouraging and enabling the Company's officers, employees and directors to acquire a proprietary interest in the Company. The 1993 Stock Plan provides for administration by the Compensation Committee (the "Committee") of the Board of Directors. A maximum of 500,000 common shares have been reserved for issuance under the 1993 Stock Plan. The 1993 Stock Plan authorized (i) the grant of stock options that qualify as incentive stock options ("ISOs") under Section 422 of the Code, (ii) the grant of stock options that do not so qualify and (iii) grants of shares contingent upon the attainment of performance goals or subject to other restrictions. Options granted under the 1993 Stock Plan vest ratably over four years for employees and after one year for non-employee directors.

                  In addition, in connection with the Initial Offering, options were granted separately from the 1993 Stock Plan to executive officers to purchase an aggregate of 290,000 shares at the Initial Offering price of $24.25 per share. Options granted in connection with the Initial Offering vested ratably over three years.

                  During 1995, the Company adopted the 1995 Stock Incentive Plan (the "1995 Stock Plan"). The 1995 Stock Plan provides for the issuance of, or grant of options to purchase, up to 1,000,000 shares of Common Stock. Options under the 1995 Stock Plan may be ISOs or nonqualified options. Options granted to date under the 1995 Stock Plan vest ratably over four years for employees and after one year for non-employee directors.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------



                    Changes during 1994, 1995 and 1996 in options outstanding for the combined plans were as follows:


                                 Number of Shares
                        -----------------------------------   Average Option
                         Employees   Non-employee Directors   Price Per Share
                        -----------  ----------------------   ---------------
Options Outstanding
  December 31, 1993        290,000          24,000                $24.28
Granted, 1994              200,000          24,000                $30.81
Exercised, 1994            (11,667)             --                $24.25
                        ----------         -------
Options Outstanding
  December 31, 1994        478,333          48,000                $27.06
Granted, 1995              266,000          30,000                $27.81
Exercised, 1995                 --              --
                        ----------         -------
Options Outstanding
  December 31, 1995        744,333          78,000                $27.33
Granted, 1996              260,000          30,000                $28.46
Exercised, 1996           (119,000)         (6,000)               $25.72
Canceled, 1996             (63,500)             --                $28.73
                        ----------         -------
Options Outstanding
  December 31, 1996        821,833         102,000                $27.81
                        ==========         =======

                    The following table summarizes information concerning currently outstanding and exercisable options:

                          Options Outstanding                                      Options Exercisable
---------------------------------------------------------------------------    ---------------------------
                                           Weighted Average     Weighted                       Weighted
                   Number Outstanding          Remaining         Average         Number         Average
Exercise Price   as of December 31, 1996   Contractual Life   Exercise Price   Exercisable   Exercise Price
--------------   -----------------------   ----------------   --------------   -----------   --------------
   $24.25                193,333                 6.42            $24.25          193,333        $24.25
   $24.63                 18,000                 6.50            $24.63           18,000        $24.63
   $27.75                208,500                 8.00            $27.75           73,500        $27.75
   $28.25                248,000                 8.96            $28.25             --            --
   $28.38                 30,000                 8.76            $28.38            7,500        $28.38
   $29.00                 12,000                 9.49            $29.00             --            --
   $30.00                 30,000                 9.41            $30.00             --            --
   $30.25                 24,000                 7.44            $30.25           24,000        $30.25
   $30.88                160,000                 7.42            $30.88           80,000        $30.88
   ------                -------                 ----            ------          -------        ------
                         923,833                 7.87            $27.81          396,333        $26.69
                         =======                 ====            ======          =======        ======

                  At December 31, 1996, 63,500 common shares were available for future grant of options or awards under the 1993 Stock Plan, and 666,000 common shares were available for future grant of options or awards under the 1995 Stock Plan.

                  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------




         option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $370,000 or $.03 per share for the year ended December 31, 1996, and approximately $150,000 or $.01 per common share for the year ended December 31, 1995. The fair value of the options granted during 1996 is estimated as $3.13 per common share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.21%, volatility of 21%, risk-free interest rates of 5.18% to 5.77%, actual forfeitures, and an expected life of approximately 5 years. The fair value of the options granted during 1995 is estimated as $2.94 per common share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.21%, volatility of 21%, risk-free interest rates of 5.18% to 5.77%, actual forfeitures, and an expected life of approximately 5 years.

                  Effective January 1, 1994, the Company implemented the TriNet Corporate Realty Trust, Inc. Savings and Retirement Plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 10% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf, up to 50% of the participant's annual contribution. The Company made contributions of approximately $67,000, $50,000 and $29,000 to the plan for the years ended December 31, 1996, 1995 and 1994, respectively.

12.      OPERATING LEASES:



                  The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 1997 to 2018. Future rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect at December 31, 1996, are approximately as follows (in thousands):

                        Year                    Amount
                     ----------                --------
                           1997                $ 79,335
                           1998                  80,304
                           1999                  80,437
                           2000                  75,697
                           2001                  67,546
                     Thereafter                 418,736
                                               --------
                                               $802,055
                                               ========

                  No single tenant represented more than 10% of rental revenues received for the year ended December 31, 1996.

13.       DEPRECIATION:

                  Depreciation expense is summarized as follows (in thousands):

                                                   December 31,
                                        -----------------------------------
                                          1996          1995         1994
                                        -------       -------       -------
Real estate                             $13,293       $10,408        $6,470
Corporate furniture and equipment           186           138            61
                                        -------       -------        ------
                                        $13,479       $10,546        $6,531
                                        =======       =======        ======

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------



14.      SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION:  (UNAUDITED)



                                                                          Three Months Ended
                                                -----------------------------------------------------------------------
                                                December 31         September 30           June 30           March 31
                                                ------------        ------------        ------------       ------------
                                                                    (in thousands, except share data)
1996
----
Revenues                                        $     21,018        $     20,079        $     18,913       $     16,814
Income before extraordinary items               $      8,644        $      9,159        $      7,149       $      6,690
Extraordinary gain                              $      3,178        $         --        $         --       $         --
Extraordinary charge                            $     (1,026)       $     (1,165)       $         --       $         --
Net income                                      $     10,799        $      7,991        $      7,149       $      6,690
Earnings available to common shares             $      8,879        $      6,421        $      6,993       $      6,690
Extraordinary gain per share                    $       0.23        $         --        $         --       $         --
Extraordinary charge per share                  $      (0.08)       $      (0.08)       $         --       $         --
Earnings available per common share
     net of preferred dividend requirement      $       0.64        $       0.46        $       0.51       $       0.48
Weighted average number of
     common shares outstanding                    13,913,692          13,858,754          13,841,865         13,841,667

1995
----
Revenues                                        $     15,720        $     15,480        $     13,777       $     11,915
Net income before extraordinary charge          $      6,040        $      5,290        $      4,764       $      4,140
Extraordinary charge                            $     (9,561)       $         --        $         --       $         --
Net income (loss)                               $     (3,521)       $      5,290        $      4,764       $      4,140
Extraordinary charge per share                  $      (0.74)       $         --        $         --       $         --
Net income (loss) per share                     $       0.27        $       0.49        $       0.44       $       0.40
Weighted average number of
     common shares outstanding                    12,896,015          10,841,667          10,841,667         10,272,778



15.      PRO FORMA FINANCIAL INFORMATION: (UNAUDITED)



                  The pro forma financial information set forth below is presented as if the notes offerings, the Series A Preferred Stock and Series B Preferred Stock offerings, the acquisitions of real estate during 1995 and 1996, the dispositions of real estate during 1996, and the related refinancings of other mortgage loans had occurred on January 1, 1995. The calculation of pro forma common shares outstanding includes the shares issued in connection with the common offering that occurred in October 1995.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------



                   The pro forma financial and operating data are not necessarily indicative of what the actual results of operations or financial position of the Company would have been nor do they purport to represent the results of operations or financial position for future periods. In addition, the pro forma financial and operating data do not include the effects of the gains on the sale of real estate and extraordinary items recognized in the Company's historical financial statements.



                                                Pro Forma               Pro Forma
                                                Year Ended              Year Ended
                                            December 31, 1996       December 31, 1995
                                            -----------------       -----------------
                                                (in thousands, except share data)

Revenues                                       $    86,802            $    86,802
Income from recurring operations               $    31,230(1)         $    37,423
Earnings available to common shares            $    23,553            $    29,746
Earnings available per common share            $      1.69            $      2.13
Common shares outstanding                       13,966,667             13,966,667

(1) Pro forma income from recurring operations for the year ended December 31, 1996 includes a provision for portfolio repositioning of $6.8 million.

                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (in thousands)



                                                                                Initial Cost
                                                                  -----------------------------------------          Costs
                                                                                                  Furniture       Capitalized
                                                                               Building and          and         Subsequent to
                Description                     Encumbrances      Land         Improvements       Fixtures        Acquisition
                -----------                     ------------      ----         ------------       ---------      -------------
UNISYS CORPORATION (3)
       1        70E Swedesford Rd ( W.T.)           $    -       $  393           $ 2,283          $  154           $     -
                Paoli, PA
       2        2476 Swedesford Rd ( C.T.)               -        3,027            17,598           1,184                 -
                Paoli, PA
       3        2611 Corporate W. Dr                 7,664        8,232            20,015               -                82
                Lisle, IL

SPX CORPORATION
       4        700 Terrace Point Dr.                    -          570             7,891             445                 -
                Muskegon, MI
       5        100 Terrace Plaza                        -          465             6,441             364                 -
                Muskegon, MI

REX STORES CORPORATION
       6        2875 Needmore Rd.                    2,496        1,184             5,407               -                 -
                Dayton, OH

UARCO INCORPORATED
       7        4000 South Racine Ave.                   -          184               998               -             1,924
                Chicago, IL

RALPHS GROCERY COMPANY
       8        2652 Long Beach Ave.                     -        7,293             8,914             853                 -
                Los Angeles, CA

ART LINE, INC.
       9        600 North Kilbourn                       -          268             2,353             124               391
                Chicago, IL

UNIVERSAL TECHNICAL INSTITUTE
      10        3002 North 27th Ave.                     -        1,621             3,226               -                10
                Phoenix, AZ

CATERAIR INTERNATIONAL CORPORATION
      11        50 Adrian Court                          -          742             2,112               -                 -
                Burlingame, CA
      12        370 Adrian Road                          -          451             1,282               -                 -
                Millbrae, CA

      13        3500 N.W. 24th Street                    -        1,855             5,280               -                 -
                Miami, FL
      14        3630 N.W. 25th Street                    -          981             2,791               -                 -
                Miami, FL
      15        4101 N.W. 25th Street                    -          848             2,414               -                 -
                Miami, FL
      16        221 West 79th St.                        -          245               698               -                 -
                Bloomington, MN
      17        1085 Bible Way                           -          151               430               -                 -
                Reno, NV
      18        18850 28th Avenue, South                 -          504             1,433               -                 -
                Seattle, WA

                                                                            Gross Amount at Close of Period
                                            Provision for   ----------------------------------------------------------------
                                              Portfolio                               Furniture and     Building
                Description                 Repositioning    Land         Buildings      Fixtures     Improvements    Total
                -----------                 -------------   ------        ---------   -------------   ------------   -------
UNISYS CORPORATION (3)
       1        70E Swedesford Rd ( W.T.)          $-       $  393         $ 2,283       $  154            $ -       $ 2,830
                Paoli, PA
       2        2476 Swedesford Rd ( C.T.)          -        3,027          17,598        1,184              -        21,809
                Paoli, PA
       3        2611 Corporate W. Dr                -        8,250          20,059            -             20        28,329
                Lisle, IL

SPX CORPORATION
       4        700 Terrace Point Dr.               -          570           7,891          445              -         8,906
                Muskegon, MI
       5        100 Terrace Plaza                   -          465           6,441          364              -         7,270
                Muskegon, MI

REX STORES CORPORATION
       6        2875 Needmore Rd.                   -        1,184           5,407            -              -         6,591
                Dayton, OH

UARCO INCORPORATED
       7        4000 South Racine Ave.              -          389           2,696            -             21         3,106
                Chicago, IL

RALPHS GROCERY COMPANY
       8        2652 Long Beach Ave.                -        7,293           8,914          853              -        17,060
                Los Angeles, CA

ART LINE, INC.
       9        600 North Kilbourn                  -          283           2,680          124             49         3,136
                Chicago, IL

UNIVERSAL TECHNICAL INSTITUTE
      10        3002 North 27th Ave.                -        1,621           3,226            -             10         4,857
                Phoenix, AZ

CATERAIR INTERNATIONAL CORPORATION
      11        50 Adrian Court                     -          742           2,112            -              -         2,854
                Burlingame, CA
      12        370 Adrian Road                     -          451           1,282            -              -         1,733
                Millbrae, CA

      13        3500 N.W. 24th Street               -        1,855           5,280            -              -         7,135
                Miami, FL
      14        3630 N.W. 25th Street               -          981           2,791            -              -         3,772
                Miami, FL
      15        4101 N.W. 25th Street               -          848           2,414            -              -         3,262
                Miami, FL
      16        221 West 79th St.                   -          245             698            -              -           943
                Bloomington, MN
      17        1085 Bible Way                      -          151             430            -              -           581
                Reno, NV
      18        18850 28th Avenue, South            -          504           1,433            -              -         1,937
                Seattle, WA

                                                                           Depreciable
                                                  Accumulated     Date         Life
                Description                      Depreciation   Acquired     (Years)
                -----------                      ------------   --------   -----------
UNISYS CORPORATION (3)
       1        70E Swedesford Rd ( W.T.)             $  706      1990         31.5
                Paoli, PA
       2        2476 Swedesford Rd ( C.T.)             5,440      1990         31.5
                Paoli, PA
       3        2611 Corporate W. Dr                   1,275      1994         40.0
                Lisle, IL

SPX CORPORATION
       4        700 Terrace Point Dr.                  2,240      1989         31.5
                Muskegon, MI
       5        100 Terrace Plaza                      1,829      1989         31.5
                Muskegon, MI

REX STORES CORPORATION
       6        2875 Needmore Rd.                        377      1994         40.0
                Dayton, OH

UARCO INCORPORATED
       7        4000 South Racine Ave.                   579      1989         31.5
                Chicago, IL

RALPHS GROCERY COMPANY
       8        2652 Long Beach Ave.                   2,599      1990         31.5
                Los Angeles, CA

ART LINE, INC.
       9        600 North Kilbourn                       750      1989         31.5
                Chicago, IL

UNIVERSAL TECHNICAL INSTITUTE
      10        3002 North 27th Ave.                     807      1989         31.5
                Phoenix, AZ

CATERAIR INTERNATIONAL CORPORATION
      11        50 Adrian Court                          187      1993         40.0
                Burlingame, CA
      12        370 Adrian Road                          113      1993         40.0
                Millbrae, CA

      13        3500 N.W. 24th Street                    467      1993         40.0
                Miami, FL
      14        3630 N.W. 25th Street                    247      1993         40.0
                Miami, FL
      15        4101 N.W. 25th Street                    214      1993         40.0
                Miami, FL
      16        221 West 79th St.                         62      1993         40.0
                Bloomington, MN
      17        1085 Bible Way                            38      1993         40.0
                Reno, NV
      18        18850 28th Avenue, South                 127      1993         40.0
                Seattle, WA

                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (in thousands)

                                                                              Initial Cost
                                                                 -----------------------------------------          Costs
                                                                                                 Furniture       Capitalized
                                                                              Building and          and         Subsequent to
                Description                     Encumbrances     Land         Improvements       Fixtures        Acquisition
                -----------                     ------------     -----        ------------       ---------      -------------
CATERAIR INTERNATIONAL CORPORATION
      19        2800 Collingswood Drive                  -          898             2,555               -                 -
                Orlando, FL
      20        45-10 19th Avenue                        -        1,093             3,109               -                 -
                Astoria, NY
      21        24-20 49th Street                        -          546             1,555               -                 -
                Astoria, NY
      22        8401 Escort Street                       -          377             1,074               -                 -
                Philadelphia, PA

SEARS LOGISTICS SERVICES
      23        4150 Lockbourne                      3,155          424             8,051               -                 8
                Industrial Parkway
                Columbus, OH

GATX LOGISTICS, INC.
      24        Steelway Blvd., North (A-F)              -          394             6,174               -               403
                Clay, NY
      25        Steelway Blvd., North (G)                -           84             1,326               -                41
                Clay, NY
      26        Steelway Blvd., North (H)                -           85             1,326               -                40
                Clay, NY
      27        Steelway Blvd.., South                   -          124             1,949               -               379
                Clay, NY
      28        Dunn Rd. at Paliotti Pkwy.           2,008          258             4,039               -                40
                Lyons, NY
      29        2900 McLane Drive                    2,008          344             5,396               -                89
                Lysander, NY

NORTHERN STATES POWER COMPANY
      30        3115 Center Point Drive              1,590        1,046             4,182               -                13
                Roseville, MN

PNC MORTGAGE CORPORATION OF AMERICA, INC.
      31        440 North Fairway Drive                  -        1,130            10,167               -                49
                Vernon Hills, IL

VOLKSWAGEN OF AMERICA, INC.
      32        450 Barclay Blvd.                    3,002        2,660             6,206               -                44
                Lincolnshire, IL
      33        500 South Seventh Ave.               3,803        3,370             7,863               -                56
                City of Industry, CA
      34        11650 Central Parkway                2,137        1,894             4,419               -                31
                Jacksonville, FL

LOCKHEED MARTIN AEROSPACE CORPORATION
      35        1260 Crossman Ave.                   3,084        1,287             7,903               -                 -
                Sunnyvale, CA

DELUXE CORPORATION
      36        1275 Red Fox Road                    2,056          684             5,061               -                 -
                Arden Hills, MN

                                                                             Gross Amount at Close of Period
                                          Provision for     ---------------------------------------------------------------
                                            Portfolio                            Furniture and      Building
                Description               Repositioning     Land    Buildings      Fixtures       Improvements        Total
                -----------                ------------     ----    ---------    -------------    ------------        -----
CATERAIR INTERNATIONAL CORPORATION
      19        2800 Collingswood Drive           -          898       2,555            -               -             3,453
                Orlando, FL
      20        45-10 19th Avenue                 -        1,093       3,109            -               -             4,202
                Astoria, NY
      21        24-20 49th Street                 -          546       1,555            -               -             2,101
                Astoria, NY
      22        8401 Escort Street                -          377       1,074            -               -             1,451
                Philadelphia, PA

SEARS LOGISTICS SERVICES
      23        4150 Lockbourne                   -          424       8,051            -               8             8,483
                Industrial Parkway
                Columbus, OH

GATX LOGISTICS, INC.
      24        Steelway Blvd., North (A-F)       -          395       6,192            -             384             6,971
                Clay, NY
      25        Steelway Blvd., North (G)         -           85       1,329            -              37             1,451
                Clay, NY
      26        Steelway Blvd., North (H)         -           85       1,329            -              37             1,451
                Clay, NY
      27        Steelway Blvd.., South            -          125       1,956            -             371             2,452
                Clay, NY
      28        Dunn Rd. at Paliotti Pkwy.        -          259       4,050            -              28             4,337
                Lyons, NY
      29        2900 McLane Drive                 -          345       5,412            -              72             5,829
                Lysander, NY

NORTHERN STATES POWER COMPANY
      30        3115 Center Point Drive           -        1,048       4,193            -               -             5,241
                Roseville, MN

PNC MORTGAGE CORPORATION OF AMERICA, INC.
      31        440 North Fairway Drive           -        1,135      10,211            -               -            11,346
                Vernon Hills, IL

VOLKSWAGEN OF AMERICA, INC.
      32        450 Barclay Blvd.                 -        2,673       6,237            -               -             8,910
                Lincolnshire, IL
      33        500 South Seventh Ave.            -        3,387       7,902            -               -            11,289
                City of Industry, CA
      34        11650 Central Parkway             -        1,903       4,441            -               -             6,344
                Jacksonville, FL

LOCKHEED MARTIN AEROSPACE CORPORATION
      35        1260 Crossman Ave.                -        1,287       7,903            -               -             9,190
                Sunnyvale, CA

DELUXE CORPORATION
      36        1275 Red Fox Road                 -          684       5,061            -               -             5,745
                Arden Hills, MN

                                                                              Depreciable
                                                    Accumulated       Date        Life
                Description                         Depreciation    Acquired     (Years)
                -----------                         ------------    --------  ------------
CATERAIR INTERNATIONAL CORPORATION
      19        2800 Collingswood Drive                  226          1993         40.0
                Orlando, FL
      20        45-10 19th Avenue                        275          1993         40.0
                Astoria, NY
      21        24-20 49th Street                        138          1993         40.0
                Astoria, NY
      22        8401 Escort Street                        95          1993         40.0
                Philadelphia, PA

SEARS LOGISTICS SERVICES
      23        4150 Lockbourne                          713          1993         40.0
                Industrial Parkway
                Columbus, OH

GATX LOGISTICS, INC.
      24        Steelway Blvd., North (A-F)              692          1993         40.0
                Clay, NY
      25        Steelway Blvd., North (G)                136          1993         40.0
                Clay, NY
      26        Steelway Blvd., North (H)                136          1993         40.0
                Clay, NY
      27        Steelway Blvd.., South                   246          1993         40.0
                Clay, NY
      28        Dunn Rd. at Paliotti Pkwy.               266          1993         40.0
                Lyons, NY
      29        2900 McLane Drive                        357          1993         40.0
                Lysander, NY

NORTHERN STATES POWER COMPANY
      30        3115 Center Point Drive                  327          1993         40.0
                Roseville, MN

PNC MORTGAGE CORPORATION OF AMERICA, INC.
      31        440 North Fairway Drive                  776          1993         40.0
                Vernon Hills, IL

VOLKSWAGEN OF AMERICA, INC.
      32        450 Barclay Blvd.                        474          1993         40.0
                Lincolnshire, IL
      33        500 South Seventh Ave.                   601          1993         40.0
                City of Industry, CA
      34        11650 Central Parkway                    338          1993         40.0
                Jacksonville, FL

LOCKHEED MARTIN AEROSPACE CORPORATION
      35        1260 Crossman Ave.                       535          1994         40.0
                Sunnyvale, CA

DELUXE CORPORATION
      36        1275 Red Fox Road                        301          1994         40.0
                Arden Hills, MN

                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (in thousands)


                                                                              Initial Cost
                                                                 -----------------------------------------          Costs
                                                                                                 Furniture       Capitalized
                                                                              Building and          and         Subsequent to
                Description                     Encumbrances      Land        Improvements       Fixtures        Acquisition
                -----------                     ------------     ------       ------------       ---------      -------------
MICROSOFT CORPORATION
      37        1321 Greenway                        1,647        1,473             4,620               -                11
                Irving, TX

AT&T CORPORATION
      38        7595 Baymeadows Way                  2,693        2,183             5,567               -                 -
                Jacksonville, FL

HOMESIDE LENDING, INC.
      39        7585 Baymeadows Way                  1,393        1,021             2,604               -                 -
                Jacksonville, FL

UNISON INDUSTRIES, L.P.
      40        7575 Baymeadows Way                  4,574        2,911             7,423               -                 1
                Jacksonville, FL

COMPAQ COMPUTER CORPORATION
      41        100 Donwick Dr.                          -        1,205             3,817               -               119
                Conroe, TX

NIKE, INC.
      42        8400 Winchester Rd.                  7,017        1,476            23,127               -                 -
                Memphis, TN

CIRRUS LOGIC, INC.
      43        46702 Bayside Parkway                1,381          603             4,239               -                 1
                Fremont, CA (#2)
      44        46831 Lakeview Blvd.                     -          979             7,179               -                 3
                Fremont, CA (#8)

CERTIFIED GROCERS OF CALIFORNIA, LTD.
      45        5200 East Sheila St.                 3,305        2,593             9,195               -                 -
                Commerce, CA

FIRST HEALTH STRATEGIES, INC.
      46        2610,2650,2691 S. Decker Lane            -        1,105            12,052               -                19
                West Valley City, UT

TRW, INC.
      47        3701 Doolittle Drive                     -        2,297             8,145               -                 -
                Redondo Beach, CA

DUNHAM'S ATHLEISURE CORPORATION
      48        2201 E. Loew Rd.                         -          181             5,861               -                 -
                Marion, IN 46952

AT&T CORPORATION
      49        Gatehall II / Gatehall Drive             -        4,885            49,390               -                 -
                Parsippany -Troy Hills, NJ

SCHWEGMANN GIANT SUPER MARKETS
      50        8000 Greenwell Springs Road              -        1,062             3,995               -                 -
                Baton Rouge, LA

      51        2424 Manhattan Blvd.                     -        2,971             8,456               -                 -
                Harvey, LA

                                                                             Gross Amount at Close of Period
                                                              ---------------------------------------------------------------
                                              Provision for
                                                Portfolio                           Furniture and      Building
                Description                   Repositioning   Land       Buildings     Fixtures       Improvements      Total
                -----------                   -------------   -----      ---------  -------------     ------------     ------
MICROSOFT CORPORATION
      37        1321 Greenway                          -      1,473         4,622         -               9             6,104
                Irving, TX

AT&T CORPORATION
      38        7595 Baymeadows Way                    -      2,183         5,567         -               -             7,750
                Jacksonville, FL

HOMESIDE LENDING, INC.
      39        7585 Baymeadows Way                    -      1,021         2,604         -               -             3,625
                Jacksonville, FL

UNISON INDUSTRIES, L.P.
      40        7575 Baymeadows Way                    -      2,911         7,424         -               -            10,335
                Jacksonville, FL

COMPAQ COMPUTER CORPORATION
      41        100 Donwick Dr.                        -      1,207         3,821         -             113             5,141
                Conroe, TX

NIKE, INC.
      42        8400 Winchester Rd.                    -      1,476        23,127         -               -            24,603
                Memphis, TN

CIRRUS LOGIC, INC.
      43        46702 Bayside Parkway                  -        604         4,239         -               -             4,843
                Fremont, CA (#2)
      44        46831 Lakeview Blvd.                   -        979         7,182         -               -             8,161
                Fremont, CA (#8)

CERTIFIED GROCERS OF CALIFORNIA, LTD.
      45        5200 East Sheila St.                   -      2,593         9,195         -               -            11,788
                Commerce, CA

FIRST HEALTH STRATEGIES, INC.
      46        2610,2650,2691 S. Decker Lane          -      1,107        12,069         -               -            13,176
                West Valley City, UT

TRW, INC.
      47        3701 Doolittle Drive                   -      2,297         8,145         -               -            10,442
                Redondo Beach, CA

DUNHAM'S ATHLEISURE CORPORATION
      48        2201 E. Loew Rd.                       -        181         5,861         -               -             6,042
                Marion, IN 46952

AT&T CORPORATION
      49        Gatehall II / Gatehall Drive           -      4,885        49,390         -               -            54,275
                Parsippany -Troy Hills, NJ

SCHWEGMANN GIANT SUPER MARKETS
      50        8000 Greenwell Springs Road       (1,517)     1,062         2,478         -               -             3,540
                Baton Rouge, LA

      51        2424 Manhattan Blvd.              (1,727)     2,971         6,729         -               -             9,700
                Harvey, LA

                                                                          Depreciable
                                                 Accumulated     Date         Life
                Description                     Depreciation   Acquired     (Years)
                -----------                     ------------   --------   -----------
MICROSOFT CORPORATION
      37        1321 Greenway                           275      1994         40.0
                Irving, TX

AT&T CORPORATION
      38        7595 Baymeadows Way                     331      1994         40.0
                Jacksonville, FL

HOMESIDE LENDING, INC.
      39        7585 Baymeadows Way                     155      1994         40.0
                Jacksonville, FL

UNISON INDUSTRIES, L.P.
      40        7575 Baymeadows Way                     441      1994         40.0
                Jacksonville, FL

COMPAQ COMPUTER CORPORATION
      41        100 Donwick Dr.                         223      1994         40.0
                Conroe, TX

NIKE, INC.
      42        8400 Winchester Rd.                   1,325      1994         40.0
                Memphis, TN

CIRRUS LOGIC, INC.
      43        46702 Bayside Parkway                   243      1994         40.0
                Fremont, CA (#2)
      44        46831 Lakeview Blvd.                    382      1994         40.0
                Fremont, CA (#8)

CERTIFIED GROCERS OF CALIFORNIA, LTD.
      45        5200 East Sheila St.                    469      1994         40.0
                Commerce, CA

FIRST HEALTH STRATEGIES, INC.
      46        2610,2650,2691 S. Decker Lane           616      1994         40.0
                West Valley City, UT

TRW, INC.
      47        3701 Doolittle Drive                    382      1995         40.0
                Redondo Beach, CA

DUNHAM'S ATHLEISURE CORPORATION
      48        2201 E. Loew Rd.                        262      1995         40.0
                Marion, IN 46952

AT&T CORPORATION
      49        Gatehall II / Gatehall Drive          2,109      1995         40.0
                Parsippany -Troy Hills, NJ

SCHWEGMANN GIANT SUPER MARKETS
      50        8000 Greenwell Springs Road             154      1995         40.0
                Baton Rouge, LA

      51        2424 Manhattan Blvd.                    326      1995         40.0
                Harvey, LA

                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (in thousands)

                                                                               Initial Cost
                                                                 -----------------------------------------          Costs
                                                                                                 Furniture       Capitalized
                                                                              Building and          and         Subsequent to
                Description                     Encumbrances      Land        Improvements       Fixtures        Acquisition
                -----------                     ------------     ------       ------------       ---------      -------------
      52        3900 Airline Highway                     -        4,369             7,767               -                 -
                Metairie, LA
      53        4500 Tchoupitoulas Street                -        3,609             7,006               -                26
                New Orleans, LA

KELLEY-CLARKE, INC.
      54        6300 Dumbarton Circle                    -          762             4,193               -                 3
                Fremont, CA

PEPSICO, INC.
      55        5015 South Water Circle                  -          244             3,643               -                 -
                Wichita, KS

TECH DATA CORPORATION
      56        3900 William Richardson Drive            -          205             6,792               -                 -
                South Bend, IN

PRIMERICA LIFE INSURANCE COMPANY
      57        3120 Breckinridge Blvd.                  -        1,367            11,948               -                 8
                Duluth, GA

ARROW ELECTRONICS, INC.
      58        3254 Fraser Street                       -          612             3,979               -                31
                Aurora, CO

FLUID SYSTEMS CORPORATION
      59        10054 Old Grove Road                     -        1,332             2,665               -                37
                San Diego, CA

NISSAN MOTOR ACCEPTANCE CORPORATION
      60        2901 Kinwest Parkway                     -        1,288             9,976               -                69
                Irving, TX

LEVER BROTHERS COMPANY
      61        3501 E. Terra Drive                      -        1,468            13,430               -                 -
                O'Fallon, MO

FEDERAL EXPRESS CORPORATION
      62        2003 - 2007 Corporate Avenue             -        2,590            23,807               -               123
                Memphis, TN

MJD INVESTMENTS, INC.
      63        500 Airline Drive                        -        2,437            18,207               -                 -
                Coppell, TX

FRESENIUS USA, INC.
      64        2637 Shadelands Drive                    -          609             6,255               -                 2
                Walnut Creek, CA

TERADYNE, INC.
      65        2625 Shadelands Drive                    -          423             4,347               -                 1
                Walnut Creek, CA

                                                                              Gross Amount at Close of Period
                                                               ----------------------------------------------------------------
                                              Provision for
                                                Portfolio                             Furniture and      Building
                Description                   Repositioning     Land      Buildings     Fixtures       Improvements      Total
                -----------                   -------------    ------     ---------   -------------    ------------     -------
      52        3900 Airline Highway             (2,683)        4,374        5,093          -               -             9,467
                Metairie, LA
      53        4500 Tchoupitoulas Street             -         3,618        7,023          -               -            10,641
                New Orleans, LA

KELLEY-CLARKE, INC.
      54        6300 Dumbarton Circle                 -           762        4,193          -               3             4,958
                Fremont, CA

PEPSICO, INC.
      55        5015 South Water Circle               -           244        3,643          -               -             3,887
                Wichita, KS

TECH DATA CORPORATION
      56        3900 William Richardson Drive         -           205        6,792          -               -             6,997
                South Bend, IN

PRIMERICA LIFE INSURANCE COMPANY
      57        3120 Breckinridge Blvd.               -         1,368       11,955          -               -            13,323
                Duluth, GA

ARROW ELECTRONICS, INC.
      58        3254 Fraser Street                    -           616        4,006          -               -             4,622
                Aurora, CO

FLUID SYSTEMS CORPORATION
      59        10054 Old Grove Road                  -         1,344        2,690          -               -             4,034
                San Diego, CA

NISSAN MOTOR ACCEPTANCE CORPORATION
      60        2901 Kinwest Parkway                  -         1,292       10,010          -              31            11,333
                Irving, TX

LEVER BROTHERS COMPANY
      61        3501 E. Terra Drive                   -         1,468       13,430          -               -            14,898
                O'Fallon, MO

FEDERAL EXPRESS CORPORATION
      62        2003 - 2007 Corporate Avenue          -         2,590       23,807          -             123            26,520
                Memphis, TN

MJD INVESTMENTS, INC.
      63        500 Airline Drive                     -         2,437       18,207          -               -            20,644
                Coppell, TX

FRESENIUS USA, INC.
      64        2637 Shadelands Drive                 -           609        6,255          -               2             6,866
                Walnut Creek, CA

TERADYNE, INC.
      65        2625 Shadelands Drive                 -           423        4,347          -               1             4,771
                Walnut Creek, CA

                                                                                        Depreciable
                                                              Accumulated     Date          Life
                Description                                  Depreciation   Acquired      (Years)
                -----------                                  ------------   --------    -----------
      52        3900 Airline Highway                               300          1995         40.0
                Metairie, LA
      53        4500 Tchoupitoulas Street                          271          1995         40.0
                New Orleans, LA

KELLEY-CLARKE, INC.
      54        6300 Dumbarton Circle                              162          1995         40.0
                Fremont, CA

PEPSICO, INC.
      55        5015 South Water Circle                            140          1995         40.0
                Wichita, KS

TECH DATA CORPORATION
      56        3900 William Richardson Drive                      234          1995         40.0
                South Bend, IN

PRIMERICA LIFE INSURANCE COMPANY
      57        3120 Breckinridge Blvd.                            361          1995         40.0
                Duluth, GA

ARROW ELECTRONICS, INC.
      58        3254 Fraser Street                                 113          1995         40.0
                Aurora, CO

FLUID SYSTEMS CORPORATION
      59        10054 Old Grove Road                                70          1995         40.0
                San Diego, CA

NISSAN MOTOR ACCEPTANCE CORPORATION
      60        2901 Kinwest Parkway                               261          1995         40.0
                Irving, TX

LEVER BROTHERS COMPANY
      61        3501 E. Terra Drive                                322          1996         40.0
                O'Fallon, MO

FEDERAL EXPRESS CORPORATION
      62        2003 - 2007 Corporate Avenue                       471          1996         40.0
                Memphis, TN

MJD INVESTMENTS, INC.
      63        500 Airline Drive                                  360          1996         40.0
                Coppell, TX

FRESENIUS USA, INC.
      64        2637 Shadelands Drive                              111          1996         40.0
                Walnut Creek, CA

TERADYNE, INC.
      65        2625 Shadelands Drive                               77          1996         40.0
                Walnut Creek, CA

                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (in thousands)

                                                                                Initial Cost
                                                                  ----------------------------------------         Costs
                                                                                                 Furniture       Capitalized
                                                                              Building and          and         Subsequent to
                Description                     Encumbrances     Land         Improvements       Fixtures        Acquisition
                -----------                     ------------    -------       ------------       ---------      -------------
LOCKHEED MARTIN CORPORATION
      66        935 First Avenue                         -        1,173             3,519               -                 -
                King of Prussia, PA

LAM RESEARCH CORPORATION
      67        1210 California Circle                   -        4,238             8,601               -                 -
                Milpitas, CA

BLUE CROSS & BLUE SHIELD UNITED OF WISCONSIN
      68        401 West Michigan Street                 -        1,945            14,430               -                 -
                Milwaukee, WI

NORTHERN TELECOM, INC.
      69        2021 Lakeside Boulevard                  -        1,226             5,643               -                 -
                Richardson, TX

OLYMPUS AMERICA, INC.
      70        Two Corporate Center Drive               -        5,216            25,377               -                 -
                Melville, NY

ADIDAS AMERICA, INC.
      71        5675 North Blackstock Road               -        1,009            17,406               -                 -
                Spartanburg, SC

FRONTIER CORPORATION
      72        12110 North Pecos Street                 -          293             3,356               -                 -
                Westminster, CO


PURE  ATRIA CORPORATION
      73        18880 Homestead Road                              6,067            14,447               -                 -
                Cupertino, CA

GALILEO INTERNATIONAL PARTNERSHIP
      74        6901 S. Havana Street                    -        3,102            15,697               -                 -
                Englewood, CO

LUCENT TECHNOLOGIES, INC.
      75        6162 S. Willow Drive                     -        1,514            14,413               -                 -
                Englewood, CO

                                                   -------     --------          --------          ------            ------
                TOTAL REAL ESTATE                  $55,013     $119,755          $576,495          $3,124            $4,054
                                                   =======     ========          ========          ======            ======

                                                                                Gross Amount at Close of Period
                                                              ----------------------------------------------------------------
                                            Provision for
                                              Portfolio                               Furniture and      Building
                Description                 Repositioning      Land      Buildings       Fixtures      Improvements     Total
                -----------                 -------------     ------     ---------    -------------    ------------   --------
LOCKHEED MARTIN CORPORATION
      66        935 First Avenue                    -          1,173        3,519          -                  -         4,692
                King of Prussia, PA

LAM RESEARCH CORPORATION
      67        1210 California Circle              -          4,238        8,601          -                  -        12,839
                Milpitas, CA

BLUE CROSS & BLUE SHIELD UNITED OF WISCONSIN
      68        401 West Michigan Street            -          1,945       14,430          -                  -        16,375
                Milwaukee, WI

NORTHERN TELECOM, INC.
      69        2021 Lakeside Boulevard             -          1,226        5,643          -                  -         6,869
                Richardson, TX

OLYMPUS AMERICA, INC.
      70        Two Corporate Center Drive          -          5,216       25,377          -                  -        30,593
                Melville, NY

ADIDAS AMERICA, INC.
      71        5675 North Blackstock Road          -          1,009       17,406          -                  -        18,415
                Spartanburg, SC

FRONTIER CORPORATION
      72        12110 North Pecos Street            -            293        3,356          -                  -         3,649
                Westminster, CO


PURE  ATRIA CORPORATION
      73        18880 Homestead Road                -          6,067       14,447          -                  -        20,514
                Cupertino, CA

GALILEO INTERNATIONAL PARTNERSHIP
      74        6901 S. Havana Street               -          3,102       15,697          -                  -        18,799
                Englewood, CO

LUCENT TECHNOLOGIES, INC.
      75        6162 S. Willow Drive                -          1,514       14,413          -                  -        15,927
                Englewood, CO

                                           -------          --------     --------     ------             ------      --------
                TOTAL REAL ESTATE          $(5,927)         $120,084     $572,988     $3,124             $1,321      $697,517
                                           =======          ========     ========     ======             ======      ========




                                                                            Depreciable
                                                  Accumulated     Date         Life
                Description                       Depreciation   Acquired     (Years)
                -----------                       ------------   --------   -----------
LOCKHEED MARTIN CORPORATION
      66        935 First Avenue                        48          1996         40.0
                King of Prussia, PA

LAM RESEARCH CORPORATION
      67        1210 California Circle                 116          1996         40.0
                Milpitas, CA

BLUE CROSS & BLUE SHIELD UNITED OF WISCONSIN
      68        401 West Michigan Street               195          1996         40.0
                Milwaukee, WI

NORTHERN TELECOM, INC.
      69        2021 Lakeside Boulevard                 41          1996         40.0
                Richardson, TX

OLYMPUS AMERICA, INC.
      70        Two Corporate Center Drive             185          1996         40.0
                Melville, NY

ADIDAS AMERICA, INC.
      71        5675 North Blackstock Road              91          1996         40.0
                Spartanburg, SC

FRONTIER CORPORATION
      72        12110 North Pecos Street                 3          1996         40.0
                Westminster, CO


PURE  ATRIA CORPORATION
      73        18880 Homestead Road                    15          1996         40.0
                Cupertino, CA

GALILEO INTERNATIONAL PARTNERSHIP
      74        6901 S. Havana Street                   16          1996         40.0
                Englewood, CO

LUCENT TECHNOLOGIES, INC.
      75        6162 S. Willow Drive                    15          1996         40.0
                Englewood, CO

                                                   -------
                TOTAL REAL ESTATE                  $36,360
                                                   =======

                      TRINET CORPORATE REALTY TRUST, INC.
                             NOTES TO SCHEDULE III
                               DECEMBER 31, 1996
                                 (in thousands)



1.  Reconciliation of Real Estate:
     The following table reconciles Real Estate from January 1, 1994 to December 31, 1996:

                                                                             1996              1995             1994
                                                                          ---------         ---------        ---------


Balance at January 1 .............................................        $ 538,717         $ 377,522        $ 221,477
Additions ........................................................          222,789           161,195          156,045
Dispositions .....................................................          (58,062)               --               --
Provision for portfolio repositioning ............................           (5,927)               --               --
                                                                          ---------         ---------        ---------

Balance at December 31 ...........................................        $ 697,517         $ 538,717        $ 377,522
                                                                          =========         =========        =========


2.  Reconciliation of Accumulated Depreciation:
     The following table reconciles Accumulated Depreciation from January 1, 1994 to December 31, 1996:

                                                                            1996              1995             1994
                                                                          ---------         ---------        ---------

Balance at January 1 .............................................        $  30,260         $  19,852        $  13,382
Additions ........................................................           13,293            10,408            6,470
Dispositions .....................................................           (7,193)               --               --
                                                                          ---------         ---------        ---------

Balance at December 31 ...........................................        $  36,360         $  30,260        $  19,852
                                                                          =========         =========        =========