Form 10-Q
period 1997-03-31
TRINET CORPORATE REALTY TRUST INC
filed 1997-05-12
CIK 899162

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


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

       20,275,338 shares of Common Stock, $.01 par value as of May 9, 1997

--------------------------------------------------------------------------------

                       TRINET CORPORATE REALTY TRUST, INC.

                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1997



                                      INDEX


        PART I - FINANCIAL INFORMATION                                    PAGE
        ------------------------------                                    ----
   Item 1.       Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of March 31, 1997
                 and December 31, 1996                                       3

                 Consolidated Statements of Operations for the three
                 months ended March 31, 1997 and 1996                        4

                 Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1997 and 1996                        5

                 Notes to Consolidated Financial Statements                  6

   Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              10

   PART II - OTHER INFORMATION

   Item 1.       Legal Proceedings                                          14

   Item 2.       Changes in Securities                                      14

   Item 3        Defaults Upon Senior Securities                            14

   Item 4        Submission of Matters to a Vote of
                 Security Holders                                           14

   Item 5.       Other Information                                          14

   Item 6.       Exhibits and Reports on Form 8-K                           14

   Signatures                                                               15

                       TRINET CORPORATE REALTY TRUST, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                   ----------

                                                                              March 31, 1997  December 31, 1996
                                                                              --------------  -----------------
                                                                               (Unaudited)       (Audited)

ASSETS

Real estate, at cost:
            Land                                                                $ 138,373       $ 120,084
            Depreciable property                                                  703,496         577,433
                                                                                ---------       ---------
                                                                                  841,869         697,517
            Less accumulated depreciation                                         (38,661)        (36,360)
                                                                                ---------       ---------
                                                                                  803,208         661,157
            Investment in joint venture                                             7,050           6,812
            Real estate held for sale                                               3,866               -
                                                                                ---------       ---------
                    Total real estate                                             814,124         667,969
Cash and cash equivalents                                                           5,205           4,984
Restricted cash and investments                                                     4,813           4,759
Deferred rent receivable                                                           15,675          14,268
Interest rate protection agreements and loan costs, net                            13,296          13,870
Other assets, net                                                                   2,523           2,388
                                                                                ---------       ---------
                                                                                $ 855,636       $ 708,238
                                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
            Debt                                                                $ 248,243       $ 306,931
            Dividends payable                                                      12,774           8,799
            Other liabilities                                                      32,785          26,460
                                                                                ---------       ---------
                    Total liabilities                                             293,802         342,190
                                                                                ---------       ---------
Commitments and contingencies
Stockholders' equity:
            Preferred stock, $.01 par value, 10,000,000 shares authorized:
                    Series A:  2,000,000 shares issued and outstanding
                        at March 31, 1997 and December 31, 1996                        20              20
                        (aggregate liquidation preference $50,000)
                    Series B: 1,300,000 shares issued and outstanding
                        at March 31, 1997 and December 31, 1996                        13              13
                        (aggregate liquidation preference $32,500)
            Common stock, $.01 par value, 40,000,000 shares authorized:
                    20,275,338 and 13,966,667 issued and outstanding
                    at March 31, 1997 and December 31, 1996, respectively             203             139
            Paid-in-capital                                                       594,724         394,852
            Accumulated deficit                                                   (33,126)        (28,976)
                                                                                ---------       ---------
                    Total stockholders' equity                                    561,834         366,048
                                                                                ---------       ---------
                                                                                $ 855,636       $ 708,238
                                                                                =========       =========





                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited and in thousands, except share and per share data)

                                   ----------


                                                                   Three Months Ended
                                                                          March 31,
                                                               ------------------------------
                                                                   1997               1996
                                                               ------------       -----------
Revenues:
            Rent                                               $     21,979       $    16,733
            Joint venture income                                        238                 -
            Other                                                       223                81
                                                               ------------       -----------
                      Total revenues                                 22,440            16,814


Expenses:
            Property operating costs                                    806               362
            General and administrative                                1,554             1,023
            Interest                                                  5,720             5,588
            Depreciation and amortization                             3,915             3,151
                                                               ------------       -----------

            Income before extraordinary item                         10,445             6,690

            Extraordinary gain from expropriation of land
                  by local government                                    98                 -
                                                               ------------       -----------

                      Net income                                     10,543             6,690

                      Preferred dividend requirement                 (1,919)                -
                                                               ------------       -----------

                      Earnings available to common shares      $      8,624       $     6,690
                                                               ============       ===========

Per common share:
            Income available before extraordinary item,
                 net of preferred dividend requirement         $       0.52       $      0.48
            Extraordinary gain from expropriation of land
                 by local government                                   0.01                 -
                                                               ------------       -----------
            Earnings available                                 $       0.53       $      0.48
                                                               ============       ===========

Dividends declared per common share                            $       0.63       $      0.62
                                                               ============       ===========

Weighted average number of common shares outstanding             16,191,472        13,841,667
                                                               ============       ===========




                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                   ----------



                                                                                 Three Months Ended
                                                                                       March 31,
                                                                               ------------------------
                                                                                  1997           1996
                                                                               ---------       --------
Cash flows from operating activities:
            Net income                                                         $  10,543       $  6,690
            Noncash income and expenses included in net income:
                  Extraordinary gain from expropriation of land by
                          local government                                           (98)             -
                  Depreciation and amortization                                    4,531          3,876
                  Straight line rent adjustments                                  (1,407)        (1,132)
                  Joint venture income                                              (238)             -
            Cash provided by (used for) operating assets and liabilities:
                  Other assets                                                       (33)          (473)
                  Other liabilities                                                6,330          2,496
                                                                               ---------       --------
                          Net cash provided by operating activities               19,628         11,457
                                                                               ---------       --------

Cash flows from investing activities:
            Real estate acquisitions                                            (149,759)       (61,925)
            Proceeds from sale of real estate due to expropriation                   122              -
            Other capital expenditures                                              (193)          (107)
                                                                               ---------       --------
                          Net cash used in investing activities                 (149,830)       (62,032)
                                                                               ---------       --------

Cash flows from financing activities:
            Acquisition Facility borrowings                                       55,035         59,100
            Acquisition Facility payments                                       (113,735)             -
            Preferred dividends paid                                              (1,919)             -
            Common dividends paid                                                 (8,799)        (8,582)
            Proceeds from issuance of common stock                               199,936              -
            Increase in restricted cash and investments                              (54)          (113)
            Increase in interest rate protection agreements,
                loan costs, and other assets                                         (41)           (39)
                                                                               ---------       --------
                          Net cash provided by financing activities              130,423         50,366
                                                                               ---------       --------

Increase (decrease) in cash and cash equivalents                                     221           (209)
Cash and cash equivalents, at beginning of period                                  4,984          9,376
                                                                               ---------       --------

Cash and cash equivalents, at end of period                                    $   5,205       $  9,167
                                                                               =========       ========

Supplemental information:
Cash paid during the period for interest                                       $   2,449       $  4,912
                                                                               =========       ========




                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                 --------------

1. Financial Statements:

         Principles of Consolidation and Basis of Presentation:

                The accompanying consolidated financial statements include the accounts of TriNet Corporate Realty Trust, Inc. (the "Company") and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

                Certain reclassifications have been made to the prior years' financial statements to conform to the presentation of the current period financial statements.

                In the opinion of the Company's management, all material adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         Earnings Per Share:

                The computation of earnings per share is based on the weighted average number of common shares outstanding during the period. For the purpose of these calculations, earnings are reduced by the preferred stock dividend requirement. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings per Share. FAS No. 128 establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. The impact of the adoption of FAS No. 128 on the Company's earnings per share is expected to be immaterial.



2. Real Estate and Depreciation:

                In March 1997, a wholly-owned subsidiary of the Company sold a 5,353 square foot parcel (the "Parcel") which was part of the Lockheed Martin Aerospace Corporation property, located in Sunnyvale, California. The Santa Clara County Transit District acquired the Parcel for construction of a light rail system. The Parcel was sold for $122,000 resulting in an extraordinary gain of $98,000.

                On March 31, 1997, the Company's lease agreement with the Unisys Corporation expired for a 148,595 square foot property located in Malvern, Pennsylvania. The Company is currently under contract to sell this property to a third party and anticipates completing the transaction in the second quarter of 1997, subject to the buyer's due diligence process. Accordingly, the net book value of this real estate is reflected as "Real estate held for sale" on the balance sheet at March 31, 1997.

                The following summarizes depreciation expense for the quarters ended March 31 (in thousands):

                                                       1997        1996
                                                      ------      ------
               Real estate                            $3,826      $3,100
               Corporate furniture and equipment          42          45
                                                      ------      ------
                                                      $3,868      $3,145
                                                      ======      ======

3.      Investment in Real Estate Joint Venture:

                In June 1996, the Company contributed $6.1 million in cash in exchange for a 44.7% sole general partner interest in TriNet Sunnyvale Partners, L.P. (the "Sunnyvale Partnership"). The Sunnyvale Partnership owns a four-building office campus in Sunnyvale, California, subject to a $17.0 million non-recourse first mortgage. Interest on the mortgage is due monthly at the London Interbank Offered Rate ("LIBOR") plus 2.00%, with the principal balance due on April 1, 1998. The Company accounts for its partnership investment under the equity method as the limited partners have certain rights which limit the Company's control. The limited partners are entitled a preferred return, and commencing in June 1998, have the option to convert their interests into an aggregate 258,894 shares of the Company's common stock.

                The following table summarizes the operating results of the Partnership for the three months ended March 31, 1997 (in thousands):


               Revenues                           $ 1,026
               Property operating costs              (166)
               Mortgage interest                     (318)
               Depreciation and amortization         (129)
                                                  -------
               Net income                         $   413
                                                  =======



4.      Debt:

                Debt consists of the following (in thousands):



                                                  Balance as of                     Interest Rate          Maturity
             Loan                      March 31, 1997       December 31, 1996    as of March 31, 1997        Date
      ---------------------           ---------------       -----------------    --------------------     ----------
      Acquisition Facility               $43,500              $102,200             LIBOR + 1.20%*         10/08/1999
      7.30% Notes due 2001               100,000               100,000                 7.30%              05/15/2001
      1994 Mortgage Loan                  55,013                55,013             LIBOR + 1.00%          12/01/2004
      7.95% Notes due 2006                50,000                50,000                 7.95%              05/15/2006
                                         -------              --------
                                         248,513               307,213
      Less debt discount                    (270)                 (282)
                                        --------              --------
                                        $248,243              $306,931
                                        ========              ========



        * Effective April 22, 1997, interest rate changes to LIBOR + .925% (See
        Note 7.)

                The 30-day LIBOR as of March 31, 1997 was 5.44%. The Company has entered into interest rate protection agreements which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $160.0 million of the Company's LIBOR based borrowings at 5.58% plus the applicable margin. The notional amount of indebtedness covered by the interest rate swap varies over time and is $160.0 million from June 1996 through December 1997, $125.0 million from January 1998 through May 1998 and $75.0 million from June 1998 through November 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

                      TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                   ----------


        The following table indicates the costs and amortization associated with these loans (in thousands):


                                                         March 31,     December 31,
                                                           1997            1996
                                                         --------       --------
               Loan origination costs                    $  8,306       $  8,285
               Protection agreement costs                   9,845          9,845
                                                         --------       --------
                                                           18,151         18,130
               Accumulated amortization                    (4,855)        (4,260)
                                                         --------       --------
               Loan origination costs and
                    protection agreement costs, net      $ 13,296       $ 13,870
                                                         ========       ========

                Loan origination cost amortization expense for the quarters ended March 31, 1997 and 1996 was approximately $369,000 and $479,000, respectively. Protection agreement cost amortization expense for the quarters ended March 31, 1997 and 1996 was approximately $246,000 and $246,000, respectively.


5.    Stockholders' Equity:

                On February 28, 1997, the Company completed a follow-on equity offering of 6,250,000 shares of common stock (including 250,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price of $33.625 per share. Net proceeds from the offering were approximately $198.2 million, of which $111.7 million was used to pay down the balance on the Acquisition Facility and the remainder was used to purchase nine properties during the three months ended March 31, 1997.


6.      Commitments and Contingencies:

                From time to time, the Company is subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a materially adverse effect on the Company's financial condition.

                The Company is also subject to option agreements with two existing tenants which could require the Company to construct approximately 174,000 square feet of additional adjacent office space.

                As of March 31, 1997, the Company had entered into an aggregate of approximately $72.7 million of contracts with third party developers to acquire four separate properties currently under construction. The acquisition of these properties is subject to the completion of construction, occupancy of the premises by the tenants (pursuant to leases that have already been executed by the parties) and satisfaction of certain conditions. Completion of construction is expected during the second and fourth quarters of 1997. In connection with two of these potential acquisitions, the Company has issued letters of credit as earnest money for a combined total of approximately $1.8 million. The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause such a difference include
        (1) construction delays that might enable a tenant to refuse to occupy the property and allow the Company to refuse to acquire the property, and/or (2) other factors, such as financial difficulties, which might prevent the other parties in these transactions from performing their contractual obligations.

                      TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                   ----------

7.      Subsequent Event:

                     Effective April 22, 1997, the Company amended its
              Acquisition Facility to obtain a lower LIBOR-based borrowing rate. The revolving credit facility's new rate is 92.5 basis points over LIBOR, which represents a 27.5 basis point reduction from the prior borrowing rate. Additionally, the amended agreement includes a $100 million competitive bid facility, which will allow the banks in the revolver's syndicate to provide financings at their option by selectively bidding on certain borrowings at rates that are lower than the contractual interest rate. Furthermore, the 20 basis point commitment fee on the unused amount of the facility has been changed to a 17.5 basis point facility fee on the entire amount of the facility. The maximum loan-to-value ratio of unsecured debt to unencumbered assets has also been increased from 54 percent to 57 percent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

           The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section have the meaning ascribed to them in such financial statements and the notes thereto.

RESULTS OF OPERATIONS - MARCH 31, 1997 TO MARCH 31, 1996

           Rental revenues for the first quarter of 1997 increased by $5.2 million or 31% compared to the first quarter of 1996. The significant increase in rental revenue is a result of the Company's acquisitions during 1996 (the "1996 Acquired Properties") which accounted for $6.0 million of additional revenue during the first quarter of 1997. The nine properties acquired in the first quarter of 1997 (the "1997 Acquired Properties") added an additional $900,000 of rental revenue. The increase in rental revenue was partially offset by a decrease of approximately $1.7 million due to properties sold during 1996. On a cash basis, "same store" rents increased 2.5%.

           In the second quarter of 1996, the Company acquired a joint venture investment in the Sunnyvale Partnership which contributed $238,000 to revenues during the three months ended March 31, 1997. Other revenue increased by $142,000 to $223,000, primarily as a result of interest income earned on the interest bearing investments made temporarily from the proceeds from the February 1997 follow-on equity offering of 6,250,000 shares of common stock (the "February Offering"). These proceeds were all subsequently invested in real estate within twenty-one days after the February Offering.

           For the quarter ended March 31, 1997, property operating costs increased to $806,000 from $362,000 for the first quarter of 1996. The majority of the increase is due to operating costs from the Federal Express property which the Company acquired in March 1996. The Company has a maximum annual obligation under the Federal Express lease for operating expenses and taxes of approximately $1.5 million. The remaining increase in property operating costs is due primarily to continued growth in the Company's real estate portfolio.

           For the quarter ended March 31, 1997, general and administrative expenses increased 52% to $1.6 million, the result of increased personnel and related overhead from the Company's continued growth. As a percentage of combined rental revenue and joint venture income, general and administrative expenses have increased only 0.1% to 7.0% for the first quarter of 1997 relative to 6.9% for the year ended December 31, 1996.

           While the Company's asset base has experienced a net increase of 21% since March 31, 1996, interest expense has only increased 2% to $5.7 million for the quarter ended March 31, 1997 as compared to $5.6 million for the first quarter of 1996. The weighted average debt outstanding increased slightly from $263 million for the three months ended March 31, 1996 to $278 million for the corresponding period in 1997. In the first quarter of 1997, $111.7 million of proceeds from the February Offering were used to pay down the Acquisition Facility, offset by $55.0 million of additional borrowings used to fund the acquisition of the 1997 Acquired Properties. The weighted average interest rate for the first quarter of 1997 was 7.30% relative to 7.28% for the first quarter of 1996. Additionally, the amortization of the loan costs and the interest rate protection agreements decreased by 15% to $616,000 in the first quarter of 1997 compared to $725,000 in the first quarter of 1996. The decrease in amortization is due primarily to the amendment of the Acquisition Facility completed in October 1996, which extended the maturity and therefore increased the amortization period of the loan costs, and partial repayment on the 1994 Mortgage Loan during 1996, which resulted in the write-off of a portion of the deferred loan costs. These savings were offset by additional amortization relating to the 2001 Notes and the 2006 Notes which were issued in May 1996.

           Depreciation and amortization increased by 24% when compared to the same period in 1996 as a result of the Company's larger asset base, partially offset by the sale of properties during 1996.

        In March 1997, the Company recognized an extraordinary gain on the sale of a 5,353 square foot parcel (the "Parcel") which was part of the Lockheed Martin Aerospace Corporation property, located in Sunnyvale, California. The Santa Clara County Transit District acquired the Parcel for construction of a light rail system. The Company received proceeds of $122,000 resulting in an extraordinary gain of $98,000.


LIQUIDITY AND CAPITAL RESOURCES.

        Net cash provided by operating activities increased by $8.2 million, or 71%, to $19.6 million for the quarter ended March 31, 1997, when compared to the same period in 1996. The increase was primarily due to rental revenue received from the 1996 Acquired Properties and 1997 Acquired Properties, offset partially by the increased expenses corresponding to the increased portfolio size. Net cash used in investing activities was $149.8 million for the quarter ended March 31, 1997. These funds were expended to acquire the 1997 Acquired Properties.

        The following is an analysis of the Company's capital expenditures (in thousands) for the three months ended March 31,


                                                      1997         1996
                                                    --------      -------
               Real estate acquisitions             $149,759      $61,925
               Building improvements                      13            5
               Corporate furniture, equipment,
                  and leasehold improvements             180          102
                                                    --------      -------
                                                    $149,952      $62,032
                                                    ========      =======

        The Company incurred $180,000 of leasehold improvement expenditures in the first quarter of 1997 and anticipates incurring $50,000 of additional expenditures in the remainder of 1997. The Company did not incur any tenant improvement expenditures in the first quarter of 1997 and does not expect to incur any of these costs for the remainder of 1997. The Company does expect to incur $1.0 million in capital expenditures on existing properties for the remainder of 1997.

           Net cash provided by financing activities for the first quarter of 1997 was $130.4 million, primarily as a result of the proceeds from the February Offering. During the first quarter of 1997, the Company repaid $113.7 million on the Acquisition Facility, offset by an additional $55.0 million of borrowings in conjunction with the acquisition of the 1997 Acquired Properties. Additionally, net cash provided by financing activities was offset by common dividends paid of $8.8 million and preferred dividends paid of $1.9 million.

           The Company expects to meet certain long-term liquidity requirements, such as property acquisitions and scheduled debt maturities, using long-term unsecured and secured borrowings and the issuance of debt securities or preferred and common stock of the Company. As of March 31, 1997, the Company had on file with the Securities and Exchange Commission a Form S-3 Registration Statement with a remaining availability of $189.8 million. The exact amount of debt, preferred stock and common stock issued will depend on acquisitions, asset sales and the Company's senior unsecured debt and preferred stock ratings.

           On February 28, 1997, the Company completed a follow-on equity offering of 6,250,000 shares of common stock (including 250,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price of $33.625 per share. Net proceeds from the offering were approximately $198.2 million, of which $111.7 million was used to pay down the balance on the Acquisition Facility and the remainder was used to purchase nine properties during the three months ended March 31, 1997.

        Outstanding debt as of March 31, 1997 consists of mortgage notes and notes payable totaling $248.2 million. There are no scheduled principal amortization payments in 1997.

        As of March 31, 1997, the Company owned four properties leased to Schwegmann Giant Super Markets ("Schwegmann"), which represented approximately 4% of annualized rental revenues as of such date. Schwegmanns has been experiencing financial difficulties due to an increasingly competitive grocery retailing environment. On February 14, 1997, an entity formed by Kohlberg & Co., L.L.C. (the "Kohlberg Entity"), a privately owned investment firm, acquired the retail grocery operations of Schwegmann and, in connection therewith, assumed the lease on the Schwegmann property in New Orleans for the remaining 18 years of the primary lease term. In addition, the Kohlberg Entity has subleased the three other Schwegmann properties for one year. The agreement also provides that TriNet will receive a $100,000 transaction structuring fee over the next two years. Additionally, Schwegmann has paid for all of the Company's legal costs related to this transaction. While to date Schwegmann has met its lease obligations, there can be no assurance that timely lease and sublease payments from Schwegmann and the Kohlberg Entity will be made in the future.

        On March 31, 1997, the Company's lease agreement with the Unisys Corporation expired for a 148,595 square foot property located in Malvern, Pennsylvania. The Company is currently under contract to sell this property and anticipates completing the transaction in the second quarter of 1997, subject to the buyer's due diligence process.

        On April 30, 1997, the Company amended its Acquisition Facility to obtain a lower LIBOR-based borrowing rate. The revolving credit facility's new rate is 92.5 basis points over LIBOR, which represents a 27.5 basis point reduction from the prior borrowing rate. Additionally, the amended agreement also includes a $100 million competitive bid facility, which will allow the banks in the revolver's syndicate to provide financings at their option by selectively bidding on certain borrowings at rates that are lower than the contractual interest rate. Furthermore, the 20 basis point commitment fee on the unused amount of the facility has been changed to a 17.5 basis point facility fee on the entire amount of the facility. The maximum loan-to-value ratio of unsecured debt to unencumbered assets has also been increased from 54 percent to 57 percent.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, Earnings per Share. FAS No. 128 establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. The impact of the adoption of FAS No. 128 on the Company's earnings per share is expected to be immaterial.

FUNDS FROM OPERATIONS

The Company believes that to facilitate a clear understanding of the operating results of the Company, Funds From Operations ("FFO") should be examined in conjunction with net income. The definition of FFO was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only on real estate related assets), less preferred dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, and should not be considered as a substitute for net income as an indication of the Company's performance or as a substitute for cash flow as a measure of its liquidity. For the quarter ended March 31, 1997, FFO totaled $12.5 million versus $9.8 million for the quarter ended March 31, 1996. Common dividends declared for the quarter ended March 31, 1997 totaled $12.8 million. In the same period in 1996, common dividends declared totaled $8.5 million.


                                                         For the three months ended
                                                          March 31 (in thousands),
                                                            1997          1996
                                                          --------       ------
               Income before extraordinary item           $ 10,445       $6,690
               Real estate depreciation                      3,826        3,100
               Joint venture income                           (238)           -
               Joint venture FFO                               363            -
               Preferred dividend requirement               (1,919)           -
                                                          --------       ------
                         Total Funds From Operations      $ 12,477       $9,790
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

           None.

      Item 5.  Other Information

           None.

      Item 6.  Exhibits and Reports on Form 8-K

        Exhibits


        10.1 Second Amended and Restated Revolving Credit Agreement among TriNet Corporate Realty Trust, Inc., as borrower, Morgan Guaranty Trust Company of New York, as lead agent, and First National Bank of Boston, as co-agent, dated April 22, 1997.

        27.1    Financial Data Schedule.


        Reports on Form 8-K

        1. On February 5, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the Company's audited financial statements for the year ended December 31, 1996.

        2. On March 7, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the underwriting agreement for the Common Stock offering completed in February 1997.

        3. On March 27, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the acquisition of nine additional properties during the first quarter of 1997.

        4. On April 30, 1997, the Company filed a report on Form 8-K/A with the Securities and Exchange Commission to report the audited historical financial statements and pro forma financial statements relating to the six acquisitions reported in the Form 8-K filed with the Securities and Exchange Commission on March 27, 1997.

                                   SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRINET CORPORATE REALTY TRUST, INC.
                                       (Registrant)


                                       BY: /s/ A. William Stein
                                          --------------------------------
                                               A. William Stein
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Secretary
                                               (Principal Financial and
                                               Accounting Officer)


DATE: May 12, 1997