Form 10-Q
period 1997-06-30
TRINET CORPORATE REALTY TRUST INC
filed 1997-08-07
CIK 899162

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

                  For the quarterly period ended June 30, 1997


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


                                 (415) 391-4300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     20,275,338 shares of Common Stock, $.01 par value as of August 6, 1997

--------------------------------------------------------------------------------

                       TRINET CORPORATE REALTY TRUST, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


   PART I - FINANCIAL INFORMATION                                                                       PAGE
   Item 1.        Financial Statements

                  Consolidated Balance Sheets
                  as of June 30, 1997 and December 31, 1996                                             3

                  Consolidated Statements of Operations
                  for the six months and three months ended June 30, 1997 and 1996                      4

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1997 and 1996                                       5

                  Notes to Consolidated Financial Statements                                            6

   Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                         10

   PART II - OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                     15

   Item 2.        Changes in Securities                                                                 15

   Item 3.        Defaults Upon Senior Securities                                                       15

   Item 4.        Submission of Matters to a Vote of
                  Security Holders                                                                      15

   Item 5.        Other Information                                                                     15

   Item 6.        Exhibits and Reports on Form 8-K                                                      15

   Signatures                                                                                           17

                       TRINET CORPORATE REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   ----------

                                                                             June 30, 1997      December 31, 1996
                                                                             -------------      -----------------
                                                                              (Unaudited)          (Audited)
ASSETS

Real estate, at cost:
          Land                                                                $ 161,988            $ 120,084
          Depreciable property                                                  794,999              577,433
                                                                              ---------            ---------
                                                                                956,987              697,517
          Less accumulated depreciation                                         (43,307)             (36,360)
                                                                              ---------            ---------
                                                                                913,680              661,157
          Investment in joint venture                                             6,798                6,812
                                                                              ---------            ---------
                 Total real estate                                              920,478              667,969
Cash and cash equivalents                                                         4,030                4,984
Restricted cash and investments                                                   4,806                4,759
Deferred rent receivable                                                         17,428               14,268
Interest rate protection agreements and loan costs, net                          12,715               13,870
Other assets, net                                                                 3,311                2,388
                                                                              ---------            ---------
                                                                              $ 962,768            $ 708,238
                                                                              =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
          Debt                                                                $ 359,655            $ 306,931
          Dividends payable                                                      12,773                8,799
          Other liabilities                                                      28,865               26,460
                                                                              ---------            ---------
                 Total liabilities                                              401,293              342,190
                                                                              ---------            ---------
Commitments and contingencies
Stockholders' equity:
          Preferred stock, $.01 par value, 10,000,000 shares authorized:
                 Series A:  2,000,000 shares issued and outstanding
                     at June 30, 1997 and December 31, 1996                          20                   20
                     (aggregate liquidation preference $50,000)
                 Series B: 1,300,000 shares issued and outstanding
                      at June 30, 1997 and December 31, 1996                         13                   13
                      (aggregate liquidation preference $32,500)
          Common stock, $.01 par value, 40,000,000 shares authorized:
                 20,275,338 and 13,966,667 issued and outstanding
                 at June 30, 1997 and December 31, 1996, respectively               203                  139
          Paid-in-capital                                                       594,724              394,852
          Accumulated deficit                                                   (33,485)             (28,976)
                                                                              ---------            ---------
                 Total stockholders' equity                                     561,475              366,048
                                                                              ---------            ---------
                                                                              $ 962,768            $ 708,238
                                                                              =========            =========

                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited and in thousands, except share and per share data)
                                 --------------

                                                                   Six Months Ended                 Three Months Ended
                                                                       June 30,                           June 30,
                                                                       --------                           --------
                                                               1997              1996              1997              1996
                                                               ----              ----              ----              ----

Revenues:
          Rent                                             $     47,438      $     35,356      $     25,459      $     18,623
          Joint venture income                                      445                15               207                15
          Other                                                     546               356               323               275
                                                           ------------      ------------      ------------      ------------
                Total revenues                                   48,429            35,727            25,989            18,913


Expenses:
          Property operating costs                                1,626             1,049               820               756
          General and administrative                              3,177             2,425             1,623             1,333
          Interest                                               11,134            11,986             5,414             6,398
          Depreciation and amortization                           8,698             6,428             4,783             3,277
                                                           ------------      ------------      ------------      ------------

          Income before gain on sale
                of real estate and extraordinary item            23,794            13,839            13,349             7,149

          Gain on sale of real estate                               985                --               985                --
                                                           ------------      ------------      ------------      ------------

          Income before extraordinary item                       24,779            13,839            14,334             7,149

          Extraordinary gain from expropriation of land
                by local government                                  98                --                --                --
                                                           ------------      ------------      ------------      ------------

                Net income                                       24,877            13,839            14,334             7,149

                Preferred dividend requirement                   (3,839)             (156)           (1,920)             (156)
                                                           ------------      ------------      ------------      ------------

                Earnings available to common shares        $     21,038      $     13,683      $     12,414      $      6,993
                                                           ============      ============      ============      ============

Per common share:
          Income available before extraordinary item,
               net of preferred dividend requirement       $       1.14      $       0.99      $       0.61      $       0.51
          Extraordinary gain from expropriation of
               land by local government                            0.01                --                --                --
                                                           ------------      ------------      ------------      ------------
          Earnings available                               $       1.15      $       0.99      $       0.61      $       0.51
                                                           ============      ============      ============      ============

Dividends declared per common share                        $       1.26      $       1.24      $       0.63      $       0.62
                                                           ============      ============      ============      ============

Weighted average number of common
      shares outstanding                                     18,244,686        13,841,766        20,275,338        13,841,865
                                                           ============      ============      ============      ============

                     The accompanying notes are an integral
                       part of these financial statements

                      TRINET CORPORATE REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)
                                 --------------

                                                                                       Six Months Ended
                                                                                          June 30,
                                                                                          --------
                                                                                 1997                  1996
                                                                                 ----                  ----
Cash flows from operating activities:
       Net income                                                               $  24,877             $  13,839
       Noncash income and expenses included in net income:
            Extraordinary gain from expropriation of land by
                   local government                                                   (98)                   --
            Depreciation and amortization                                           8,698                 6,428
            Interest (amortization of interest rate protection
                   agreements and loan costs)                                       1,237                 1,473
            Straight-line rent adjustments                                         (3,160)               (2,326)
            Gain on sale of real estate                                              (985)                   (1)
            Joint venture income                                                     (445)                  (15)
       Cash provided by (used for) operating assets and liabilities:
            Other assets                                                             (982)                  203
            Other liabilities                                                       2,311                 3,631
                                                                                ---------             ---------
                   Net cash provided by operating activities                       31,453                23,232
                                                                                ---------             ---------

Cash flows from investing activities:
       Real estate acquisitions                                                  (264,735)             (113,918)
       Proceeds from disposal of real estate                                        5,030                 1,321
       Proceeds from sale of real estate due to expropriation                         122                    --
       Cash distributions from unconsolidated joint venture                           459                    --
       Other capital expenditures                                                    (378)                 (208)
                                                                                ---------             ---------
                   Net cash used in investing activities                         (259,502)             (112,805)
                                                                                ---------             ---------

Cash flows from financing activities:
       Acquisition Facility borrowings                                            185,335               135,811
       Acquisition Facility payments                                             (132,635)             (179,615)
       Mortgage note principal payments                                                --               (57,750)
       Preferred dividends paid                                                    (3,839)                   --
       Common dividends paid                                                      (21,573)              (17,164)
       Proceeds from issuance of common stock                                     199,936                   148
       Proceeds from issuance of preferred stock                                       --                47,691
       Proceeds from senior unsecured debt offering                                    --               149,691
       (Increase) decrease in restricted cash and investments                         (47)                8,279
       Increase in interest rate protection agreements and loan costs                 (82)               (2,051)
                                                                                ---------             ---------
                   Net cash provided by financing activities                      227,095                85,040
                                                                                ---------             ---------

Decrease in cash and cash equivalents                                                (954)               (4,533)
Cash and cash equivalents, at beginning of period                                   4,984                 9,376
                                                                                ---------             ---------

Cash and cash equivalents, at end of period                                     $   4,030             $   4,843
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

                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 --------------

1. Financial Statements:

        Principles of Consolidation and Basis of Presentation:

              The accompanying consolidated financial statements include the accounts of TriNet Corporate Realty Trust, Inc. (the "Company") and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

              In the opinion of the Company's management, all material adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

        Interest Rate Risk Management

              The Company has entered into various interest rate protection agreements that, together with a swap agreement, fix the interest rate on the Company's London Interbank Offered Rate ("LIBOR")-based borrowings. The related cost of these agreements is amortized over the lives of the underlying debt agreements and such amortization is recorded as interest expense. In addition, the Company enters into off-balance sheet interest rate hedge agreements to mitigate the effect of interest rate changes that may occur from the date that the Company determines the need to enter into a future debt agreement and the date that the related debt is issued. Such interest rate hedges, which are generally indexed to U.S. government treasury securities, pertain to probable fixed rate debt issuances for which the Company has identified the significant characteristics and expected terms. Any gains or losses realized upon settlement of qualifying hedge transactions are amortized over the lives of the related debt agreements. In the event that the Company decides not to issue such debt or at the time the instrument no longer qualifies as a hedge, the Company would recognize a gain or loss in current operations based on the eventual settlement proceeds received or paid. At June 30, 1997, the Company's loss exposure to outstanding hedge agreements was not significant. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria and the related credit risk of non-performance by counter-parties is not deemed to be significant.

        Newly Issued Accounting Standards:

              In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. The impact of the adoption of SFAS No. 128 and SFAS No. 129 on the Company's earnings per share and financial statements is expected to be immaterial.

              In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 130 and SFAS No. 131 are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined what effect, if any, these new standards will have on the Company's consolidated financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 --------------

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

              In May 1997, a wholly-owned subsidiary of the Company sold a 148,595 square foot office/R&D property in Malvern, Pennsylvania for a sale price of approximately $5.3 million resulting in a gain of approximately $985,000.

        The following summarizes depreciation expense for the periods indicated (in thousands):

                                                                         For the six months                    For the three months
                                                                           ended June 30,                        ended June 30,
                                                                      1997               1996               1997               1996
                                                                      ----               ----               ----               ----
Real estate                                                          $8,502             $6,331             $4,676             $3,231
Corporate furniture and equipment                                        84                 85                 42                 40
                                                                     ------             ------             ------             ------
                                                                     $8,586             $6,416             $4,718             $3,271
                                                                     ======             ======             ======             ======





3. Debt:
               Debt consists of the following (in thousands):

                                   Balance           Balance         Contractual Interest Rate   Maturity
        Loan                     June 30, 1997   December 31, 1996     as of June 30, 1997         Date
---------------------------      -------------   -----------------   -------------------------  -----------
Acquisition Facility              $ 154,900         $ 102,200               LIBOR + .925% *        10/08/1999
7.30% Notes due 2001                100,000           100,000                   7.30%              05/15/2001
1994 Mortgage Loan                   55,013            55,013               LIBOR + 1.00%          12/01/2004
7.95% Notes due 2006                 50,000            50,000                   7.95%              05/15/2006
                                  ---------         ---------
                                    359,913           307,213
Less unamortized discount              (258)             (282)
                                  ---------         ---------
                                  $ 359,655         $ 306,931
                                  =========         =========

* At 6/30/97, the weighted average interest rate on outstanding borrowings was 6.59% excluding the effects of any interest rate protection agreements. See discussion following.





              The 30-day LIBOR as of June 30, 1997 was 5.69%. The Company has entered into interest rate protection agreements which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $160.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The notional amount of indebtedness covered by the interest rate swap varies over time and is $160.0 million from June 1996 through December 1997, $125.0 million from January 1998 through May 1998 and $75.0 million from June 1998 through November 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 --------------

              Effective April 22, 1997, the Company amended its $200.0 million unsecured revolving acquisition facility (the "Acquisition Facility") to obtain lower borrowing rates. The Acquisition Facility's new contractual rate on LIBOR-based borrowings is 92.5 basis points over LIBOR, which represents a 27.5 basis point reduction from the prior borrowing rate. Additionally, the amended agreement includes a $100.0 million competitive bid facility which allows the banks in the Acquisition Facility's syndicate to provide financings at their option by selectively bidding on certain borrowings at more competitive rates. Furthermore, the 20 basis point commitment fee on the unused amount of the Acquisition Facility has been changed to a 17.5 basis point facility fee on the entire amount of the Acquisition Facility. The maximum loan-to-value ratio of unsecured debt to unleveraged assets has also been increased from 54 percent to 57 percent.

              The following table indicates the costs and accumulated amortization associated with loans outstanding (in thousands):

                            June 30, 1997   December 31, 1996
                            -------------   -----------------

Loan origination costs         $  8,347         $  8,285
Protection agreement costs        9,845            9,845
                               --------         --------
                                 18,192           18,130
Accumulated amortization         (5,477)          (4,260)
                               --------         --------
                               $ 12,715         $ 13,870
                               ========         ========


              The following table sets forth the components of interest expense for the periods indicated (in thousands):

                              For the six months      For the three months
                                 ended June 30,          ended June 30,
                                1997        1996        1997       1996
                                ----        ----        ----       ----
Interest                       $ 9,897     $10,513     $4,792     $5,650
Loan origination costs             745         981        376        502
Protection agreement costs         492         492        246        246
                               -------     -------     ------     ------
                               $11,134     $11,986     $5,414     $6,398
                               =======     =======     ======     ======





4.     Stockholders' Equity:

              On February 28, 1997, the Company completed a follow-on equity offering of 6,250,000 shares of common stock (including 250,000 shares in connection with the exercise of the underwriters' over-allotment option) at a price of $33.625 per share (the "February Offering"). Net proceeds from the February Offering were approximately $198.2 million, of which $111.7 million was used to pay down the balance on the Acquisition Facility and the remainder was used to purchase properties during March 1997.


5.     Commitments and Contingencies:

              From time to time, the Company is subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a materially adverse effect on the Company's financial condition or results of operations.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 --------------

              The Company is also subject to option agreements with two existing tenants which could require the Company to construct approximately 174,000 square feet of additional adjacent office space.

              As of June 30, 1997, the Company had entered into an aggregate of approximately $76.4 million of contracts with third party developers to acquire three separate properties currently under construction. The acquisition of these properties is subject to the completion of construction, occupancy of the premises by the tenants (pursuant to leases that have already been executed by the parties) and satisfaction of certain conditions. Completion of construction is expected during the third and fourth quarters of 1997, and the second quarter of 1998. In connection with one of these potential acquisitions, the Company has issued a letter of credit as earnest money for $1.2 million. The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
       Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause such a difference include (1) construction delays that might enable a tenant to refuse to occupy the property and allow the Company to refuse to acquire the property, and/or (2) other factors, such as financial difficulties, which might prevent the other parties in these transactions from performing their contractual obligations.


6.      Subsequent Event:

              On July 14, 1997, the Company sold $100.0 million of 7.70% Notes due 2017 (the "2017 Notes") for 99.606% of face value resulting in proceeds, before issuance costs, of approximately $98.7 million. Net proceeds were used to reduce indebtedness under the Acquisition Facility. The 2017 Notes are senior unsecured obligations of the Company and rank equally with the Company's other unsecured and unsubordinated indebtedness. Subject to certain conditions, the 2017 Notes are redeemable at any time, in whole or in part, at the option of the Company. Interest on the 2017 Notes is paid semi-annually in arrears. In February and March 1997, in anticipation of the issuance of the 2017 Notes, the Company entered into certain interest rate hedge agreements for a portion of the principal amount to mitigate the effect of interest rate market changes. The loss on settlement of the interest rate hedge agreements of approximately $1.2 million and the original issue discount are being amortized over the life of the 2017 Notes using the effective interest method.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

         Rental revenues for the first six months of 1997 increased by $12.1 million or 34% compared to the first six months of 1996. The significant increase in rental revenue is primarily a result of the Company's acquisitions subsequent to June 30, 1996, which accounted for $11.5 million of rental revenue during the first six months of 1997. Additionally, the properties acquired in the first six months of 1996 contributed an additional $3.9 million to rental revenue in 1997 over that of the same period in 1996. The overall increase in rental revenue was partially offset by a decrease of approximately $3.1 million due to properties sold subsequent to June 30, 1996. On a cash basis, "same store" rents increased 3%.

         In the second quarter of 1996, the Company acquired an interest in the Sunnyvale Partnership which contributed $445,000 to revenues during the six months ended June 30, 1997. Other revenue increased by $190,000 to $546,000 for the six months ended June 30, 1997. This increase is due to the recognition of approximately $198,000 of income from the Company's advisory services provided in connection with certain build-to-suit acquisitions currently in progress.

         For the six months ended June 30, 1997, property operating costs increased to $1.6 million from $1.0 million for the first six months of 1996. The majority of the increase is due to operating costs from the Federal Express property which the Company acquired in March 1996. The Company has a maximum annual obligation under the Federal Express lease for operating expenses and taxes of approximately $1.4 million. The remaining increase in property operating costs is due primarily to continued growth in the Company's real estate portfolio.

         For the six months ended June 30, 1997, general and administrative expenses increased 31% to $3.2 million, the result of increased personnel and related overhead from the Company's continued growth. As a percentage of combined rental revenue and joint venture income, general and administrative expenses have decreased to 6.6% for the first six months of 1997 relative to 6.9% for the first six months of 1996.

         While the Company's gross real estate asset base has experienced a net increase of 48% since June 30, 1996, interest expense has actually decreased 7% to $11.1 million for the six months ended June 30, 1997 as compared to $12.0 million for the corresponding period of 1996. This decrease is due to reduced weighted average debt outstanding from $284.5 million for the six months ended June 30, 1996 to $271.1 million for the corresponding period of 1997 and a reduction in the average interest rate on outstanding borrowings from 7.36% for the first six months of 1996 to 7.22% during the same period in 1997. In April 1997, the Acquisition Facility was amended to include a $100.0 million competitive bid facility. Through June 30, 1997, borrowings under the bid option were at a weighted average spread over LIBOR of 62.2 basis points, a 30.3 basis point reduction from the contractual interest rate of 92.5 basis points over LIBOR. The reduction in interest expense is also attributable to a decrease in amortization resulting from both the October 1996 amendment of the Acquisition Facility, which extended the maturity and therefore increased the amortization period of the loan costs, and the partial repayment on the 1994 Mortgage Loan during 1996, which resulted in the write-off of a portion of the deferred loan costs. These savings were partially offset by additional amortization relating to the 2001 Notes and the 2006 Notes which were issued in May 1996.

         Depreciation and amortization increased by 35% for the six months ended June 30, 1997 when compared to the same period in 1996 as a result of the Company's larger asset base. The increase was partially offset by the sale of properties subsequent to June 30, 1996.

         During the six months ended June 30, 1997, the Company had two property sales. The first, occurring in March 1997, was a 5,353 square foot parcel (the "Parcel") which was part of the Lockheed Martin Aerospace Corporation property, located in Sunnyvale, California. The Santa Clara County Transit District acquired the Parcel for construction of a light rail system. The Company received proceeds of $122,000 resulting in an extraordinary gain of $98,000. The second, occurring in May 1997, was a 148,595 square foot property located in Malvern, Pennsylvania formerly leased to Unisys Corporation. The sale price was approximately $5.3 million and resulted in a gain of approximately $985,000.


THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

         Rental revenues for the three months ended June 30, 1997 increased by $6.8 million or 37% compared to the same period of 1996. The significant increase in rental revenue is primarily a result of the Company's acquisitions subsequent to June 30, 1996, which accounted for $7.5 million of rental revenue during the second quarter of 1997. Additionally, the properties acquired in the second quarter of 1996 contributed an additional $1.1 million to rental revenue in 1997 over that of the same period in 1996. The overall increase in rental revenue was partially offset by a decrease of approximately $1.6 million due to properties sold subsequent to June 30, 1996. On a cash basis, "same store" rents increased 3%.

         In the second quarter of 1996, the Company acquired an interest in the Sunnyvale Partnership which contributed $207,000 to revenues during the three months ended June 30, 1997. Other revenue increased by $48,000 to $323,000 for the three months ended June 30, 1997. This increase is due to a combination of approximately $198,000 of income recognized from the Company's advisory services provided in connection with certain build-to-suit acquisitions currently in progress and lower interest income during the second quarter of 1997 compared to the same period of 1996 due to lower average cash balances from improved debt management. Additionally, other revenue for the second quarter of 1996 includes $96,000 of interest income earned on funds in trust related to a mortgage loan which was defeased in the fourth quarter of 1995 and retired in June 1996.

         For the three months ended June 30, 1997, property operating costs increased $64,000 from $756,000 for the three months ended June 30, 1996. The increase is due to costs from properties acquired subsequent to June 30, 1996.

         For the second quarter of 1997, general and administrative expenses increased 22% to $1.6 million, the result of increased personnel and related overhead from the Company's continued growth. As a percentage of combined rental revenue and joint venture income, general and administrative expenses have decreased to 6.3% for the second quarter of 1997 relative to 7.2% for the second quarter of 1996.

         While the Company's gross real estate asset base has experienced a net increase of 48% since June 30, 1996, interest expense has actually decreased 15% to $5.4 million for the three months ended June 30, 1997 as compared to $6.4 million for the corresponding period of 1996. This decrease is attributable to reduced weighted average debt outstanding from $307.6 million for the three months ended June 30, 1996 to $264.0 million for the corresponding period of 1997 and a reduction in the average interest rate on outstanding borrowings from 7.23% for the second quarter of 1996 to 7.14% during the same period in 1997. In April 1997, the Acquisition Facility was amended to include a $100.0 million competitive bid facility. Through June 30, 1997, borrowings under the bid option were at a weighted average spread over LIBOR of 62.2 basis points, a 30.3 basis point reduction from the contractual interest rate of 92.5 basis points over LIBOR. The reduction in interest expense is also attributable to a decrease in amortization resulting from both the October 1996 amendment of the Acquisition Facility, which extended the maturity and therefore increased the amortization period of the loan costs, and partial repayment on the 1994 Mortgage Loan during 1996, which resulted in the write-off of a portion of the deferred loan costs. These savings were partially offset by additional amortization relating to the 2001 Notes and the 2006 Notes which were issued in May 1996.

         Depreciation and amortization increased by 46% for the three months ended June 30, 1997 when compared to the same period in 1996 as a result of the Company's larger asset base. The increase was partially offset by the sale of properties subsequent to June 30, 1996.

         In May 1997, the Company sold a 148,595 square foot property located in Malvern, Pennsylvania formerly leased to Unisys Corporation. The sale price was approximately $5.3 million and resulted in a gain of approximately $985,000.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased by $8.2 million, or 35%, to $31.4 million for the six months ended June 30, 1997, when compared to the same period in 1996. The increase was primarily due to increased rental revenue resulting from the net increase in the portfolio size. Net cash used in investing activities was $259.5 million for the six months ended June 30, 1997. These funds were expended to acquire properties.

       The following quantifies the Company's capital expenditures (in thousands) for the indicated six month periods ended June 30:

                                     1997         1996
                                     ----         ----
Real estate acquisitions            $264,735     $113,918
Building improvements                    143           43
Corporate furniture, equipment,
   and leasehold improvements            235          165
                                    --------     --------
                                    $265,113     $114,126
                                    ========     ========





         The Company incurred $235,000 of corporate furniture, equipment, and leasehold improvement expenditures in the first six months of 1997 and anticipates incurring $150,000 of additional expenditures in the remainder of 1997. The Company did not incur any tenant improvement expenditures in the first six months of 1997 and does not expect to incur any of these costs for the remainder of 1997. The Company incurred $143,000 of capital expenditures on existing properties during the first six months of 1997, and expects to incur an additional $1.4 million in such expenditures for the remainder of 1997.

         Net cash provided by financing activities for the first six months of 1997 was $227.1 million, primarily a result of the proceeds from the February Offering. Such proceeds were approximately $198.2 million, of which $111.7 million was used to pay down the balance on the Acquisition Facility and the remainder was used to purchase properties during March 1997. Net cash provided by financing activities was offset by common dividends paid of $21.6 million and preferred dividends paid of $3.8 million.

         Effective April 22, 1997, the Company amended its Acquisition
Facility to obtain lower borrowing rates. The Acquisition Facility's new contractual rate on LIBOR-based borrowings is 92.5 basis points over LIBOR, which represents a 27.5 basis point reduction from the prior borrowing rate. Additionally, the amended agreement includes a $100.0 million competitive bid facility, which allows the banks in the Acquisition Facility's syndicate to provide financings at their option by selectively bidding on certain borrowings at more competitive rates. Furthermore, the 20 basis point commitment fee on the unused amount of the Acquisition Facility has been changed to a 17.5 basis point facility fee on the entire amount of the Acquisition Facility. The maximum loan-to-value ratio of unsecured debt to unencumbered assets has also been increased from 54 percent to 57 percent.

       Outstanding debt as of June 30, 1997 consists of mortgage notes and notes payable totaling $359.7 million. There are no scheduled principal amortization payments for the next twelve months.

       On July 14, 1997, the Company sold $100.0 million of 7.70% Notes due 2017 (the "2017 Notes") for 99.606% of the face value resulting in proceeds, before issuance costs, of approximately $98.7 million. Net proceeds were used to reduce indebtedness under the Acquisition Facility. The 2017 Notes are senior unsecured obligations of the Company and rank equally with the Company's other unsecured and unsubordinated indebtedness. Subject to certain conditions, the 2017 Notes are redeemable at any time, in whole or in part, at the option of the Company. Interest on the 2017 Notes is paid semi-annually in arrears. In February and March 1997, in anticipation of the issuance of the 2017 Notes, the Company entered into certain interest rate hedge agreements for a portion of the principal amount to mitigate the effect of interest rate market changes. The loss on settlement of the interest rate hedge agreements of approximately $1.2 million and the original issue discount are being amortized over the life of the 2017 Notes using the effective interest method.

       The Company expects to meet certain long-term liquidity requirements, such as property acquisitions and scheduled debt maturities, using long-term unsecured and secured borrowings and the issuance of debt securities or preferred and common stock of the Company. As of June 30, 1997, the Company had on file with the Securities and Exchange Commission two Form S-3 Registration Statements. One registration statement is for a universal shelf filing authorizing the issuance of debt securities, preferred stock or common stock of the Company with a remaining availability of $189.8 million. The other registration statement authorized the issuance of $250.0 million of debt securities and has a remaining availability of $150.0 million after the July issuance of the 2017 Notes. The exact amount of debt, preferred stock and common stock issued will depend on acquisitions, asset sales, the Company's senior unsecured debt and preferred stock ratings and the general interest rate environment.

       On May 15, 1997, the Company sold a 148,595 square foot property located in Malvern, Pennsylvania formerly leased to Unisys Corporation. The sale price was approximately $5.3 million and resulted in a gain of approximately $985,000.

       As of June 30, 1997, the Company owned three properties leased to Schwegmann Giant Super Markets ("Schwegmann"), which represented approximately 2.8% of annualized rental revenues as of such date. Schwegmann's has been experiencing financial difficulties due to an increasingly competitive grocery retailing environment. On February 14, 1997, an entity formed by Kohlberg & Co., L.L.C. (the "Kohlberg Entity"), a privately owned investment firm, acquired the retail grocery operations of Schwegmann and, in connection therewith, subleased these three properties for one year. The agreement also provides that TriNet will receive a $100,000 transaction structuring fee over two years. Additionally, Schwegmann has paid for all of the Company's legal costs related to this transaction. While to date, Schwegmann has met its lease obligations, there can be no assurance that timely lease and sublease payments from Schwegmann and the Kohlberg Entity will be made in the future.

       In May, the Company formed a wholly-owned property management subsidiary, TriNet Property Management, Inc. The subsidiary was formed to expand the Company's capability to provide property management services on a fee basis for tenants in regions of the country where the Company has significant holdings. The first office was opened in July 1997 at the RiverEdge property in Atlanta, Georgia.

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. The impact of the adoption of SFAS No. 128 and SFAS No. 129 on the Company's earnings per share and financial statements is expected to be immaterial.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 130 and SFAS No. 131 are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined what effect, if any, these new standards will have on the Company's consolidated financial statements.

FUNDS FROM OPERATIONS

       The definition of Funds From Operations ("FFO") was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only on real estate related assets), less preferred dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company's FFO is not comparable to FFO reported by other real estate investment trusts (REITs) that do not define FFO using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company believes that to facilitate a clear understanding of the historical operating results of the Company, FFO should be examined in conjunction with income as presented in the Consolidated Statements of Operations. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance, or cash flows from operating activity (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

                                           For the six months          For the three months
                                             ended June 30               ended June 30
                                             (in thousands),             (in thousands),
                                           1997          1996          1997           1996
                                           ----          ----          ----           ----
Income before extraordinary item         $ 24,779      $ 13,839      $ 14,334      $  7,149
Real estate depreciation                    8,502         6,331         4,676         3,231
Joint venture income                         (445)          (15)         (207)          (15)
Joint venture FFO                             695            22           332            22
Gain on sale of real estate                  (985)           (1)         (985)           (1)
Preferred dividend requirement             (3,839)         (156)       (1,920)         (156)
                                         --------      --------      --------      --------
         Total Funds From Operations     $ 28,707      $ 20,020      $ 16,230      $ 10,230
                                         ========      ========      ========      ========

                                     PART II

OTHER INFORMATION

     Item 1. Legal Proceedings

         None.

     Item 2.  Changes in Securities

         None.

     Item 3.  Defaults Upon Senior Securities

         None.

     Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on May 28, 1997. The stockholders voted to elect Mark S. Whiting and Robert D. Morris as Class I Directors of the Company until 2000. 18,225,248 votes were cast for the election of Mr. Whiting and 79,628 votes were withheld. 18,223,753 votes were cast for the election of Mr. Morris and 81,123 votes were withheld. Robert W. Holman, Jr. and John G. McDonald will continue to serve as Class II Directors until their present terms expire in 1998 and their successors are duly elected. Willis Andersen, Jr., Jay H. Shidler and Stephen B. Oresman will continue to serve as Class III Directors until their present terms expire in 1999 and their successors are duly elected.

         The stockholders also voted to approve the TriNet Corporate Realty Trust, Inc. 1997 Stock Incentive Plan. 11,378,854 votes were cast for, 6,769,117 votes were cast against, and 156,906 votes abstained from approval of this proposal.

         The stockholders further voted to ratify the Board of Directors' selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1997. 18,219,317 votes were cast for, 30,713 votes were cast against, and 54,846 votes abstained from this proposal.

     Item 5.  Other Information

         None.

     Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         1.1 Definitive Underwriting Agreement, dated July 9, 1997, relating to the 7.70% Notes due 2017. (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated July 9, 1997 of TriNet Corporate Realty Trust, Inc.)

         4.1 Definitive Indenture, dated as of May 22, 1996. (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of TriNet Corporate Realty Trust, Inc., dated June 14, 1996 and filed with the Securities and Exchange Commission on July 1, 1996.)

         4.2 Definitive Supplemental Indenture No. 2, dated as of July 14, 1997, relating to the 7.70% Notes due 2017 and including the form of the 7.70% Note due 2017. (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, dated July 9, 1997 of TriNet Corporate Realty Trust, Inc.)

         27.1 Financial Data Schedule

         Reports on Form 8-K

         1. On July 8, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the acquisition of ten properties and the disposition of one property during the second quarter of 1997.


         2. On July 23, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the underwriting agreement and supplemental indenture related to the debt offering completed in July 1997.

                                   SIGNATURES




       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TRINET CORPORATE REALTY TRUST, INC.
                         (Registrant)


                         BY:  /s/ A. William Stein
                         ------------------------------------------------------
                                  A. William Stein
                                  Executive Vice President,
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)


DATE: August 6, 1997