Form 10-Q
period 1997-09-30
TRINET CORPORATE REALTY TRUST INC
filed 1997-11-04
CIK 899162

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                  ------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    20,843,058 shares of Common Stock, $.01 par value as of November 3, 1997



--------------------------------------------------------------------------------

                       TRINET CORPORATE REALTY TRUST, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997




                                      INDEX


PART I - FINANCIAL INFORMATION                                                    PAGE

  Item 1.  Financial Statements

           Consolidated Balance Sheets
           as of September 30, 1997 and December 31, 1996                           3

           Consolidated Statements of Operations
           for the nine months and three months ended September 30, 1997 and 1996   4

           Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1997 and 1996                    5

           Notes to Consolidated Financial Statements                               6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                           11

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                       17

  Item 2.  Changes in Securities                                                   17

  Item 3.  Defaults Upon Senior Securities                                         17

  Item 4.  Submission of Matters to a Vote of
           Security Holders                                                        17

  Item 5.  Other Information                                                       17

  Item 6.  Exhibits and Reports on Form 8-K                                        18

  Signatures                                                                       20

                       TRINET CORPORATE REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   ----------


                                                                            September 30, 1997  December 31, 1996
                                                                            ------------------  -----------------
                                                                                (Unaudited)        (Audited)

ASSETS

Real estate, at cost:
           Land                                                                 $   177,165       $   120,084
           Depreciable property                                                     848,249           577,433
                                                                                -----------       -----------
                                                                                  1,025,414           697,517
           Less accumulated depreciation                                            (48,473)          (36,360)
                                                                                -----------       -----------
                                                                                    976,941           661,157
           Investment in joint venture                                                6,981             6,812
                                                                                -----------       -----------
                  Total real estate                                                 983,922           667,969
Cash and cash equivalents                                                             3,038             4,984
Restricted cash and investments                                                       4,995             4,759
Deferred rent receivable                                                             19,009            14,268
Interest rate protection agreements and loan costs, net                              14,595            13,870
Other assets, net                                                                     2,985             2,388
                                                                                -----------       -----------
                                                                                $ 1,028,544       $   708,238
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
           Debt                                                                 $   402,475       $   306,931
           Dividends payable                                                         13,131             8,799
           Other liabilities                                                         33,735            26,460
                                                                                -----------       -----------
                  Total liabilities                                                 449,341           342,190
                                                                                -----------       -----------
Commitments and contingencies

Stockholders' equity:
           Preferred stock, $.01 par value, 10,000,000 shares authorized:
                  Series A:  2,000,000 shares issued and outstanding
                      at September 30, 1997 and December 31, 1996                        20                20
                      (aggregate liquidation preference $50,000)
                  Series B: 1,300,000 shares issued and outstanding
                      at September 30, 1997 and December 31, 1996                        13                13
                      (aggregate liquidation preference $32,500)
           Common stock, $.01 par value, 40,000,000 shares authorized:
                 20,843,058 and 13,966,667 issued and outstanding
                 at September 30, 1997 and December 31, 1996, respectively              208               139
           Paid-in-capital                                                          613,981           394,852
           Accumulated deficit                                                      (35,019)          (28,976)
                                                                                -----------       -----------
                 Total stockholders' equity                                         579,203           366,048
                                                                                -----------       -----------
                                                                                $ 1,028,544       $   708,238
                                                                                ===========       ===========

                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited and in thousands, except share and per share data)
                                 --------------



                                                                 Nine Months Ended             Three Months Ended
                                                                   September 30,                  September 30,
                                                                   -------------                  -------------
                                                                1997           1996            1997            1996
                                                                ----           ----            ----            ----
Revenues:
           Rent                                            $     75,825    $     55,042    $     28,387    $     19,686
           Joint venture income                                     628             238             183             223
           Other                                                    759             525             213             170
                                                           ------------    ------------    ------------    ------------
                 Total revenues                                  77,212          55,805          28,783          20,079


Expenses:
           Property operating costs                               2,412           1,779             786             730
           General and administrative                             4,890           4,069           1,713           1,644
           Interest                                              18,619          17,761           7,485           5,775
           Depreciation and amortization                         13,980           9,861           5,282           3,433
                                                           ------------    ------------    ------------    ------------

           Income before gain on sale
                 of real estate and extraordinary items          37,311          22,335          13,517           8,497

           Gain on sale of real estate                              985             660              --             659
                                                           ------------    ------------    ------------    ------------

           Income before extraordinary items                     38,296          22,995          13,517           9,156

           Extraordinary gain from expropriation of land
                 by local government                                 98              --              --              --

           Extraordinary charge from early
                 extinguishment of debt                              --          (1,165)             --          (1,165)
                                                           ------------    ------------    ------------    ------------

                 Net income                                      38,394          21,830          13,517           7,991

                 Preferred dividend requirement                  (5,758)         (1,726)         (1,919)         (1,570)
                                                           ------------    ------------    ------------    ------------

                 Earnings available to common shares       $     32,636    $     20,104    $     11,598    $      6,421
                                                           ============    ============    ============    ============

Per common share:
           Income available before extraordinary items,
                net of preferred dividend requirement      $       1.71    $       1.53    $       0.57    $       0.54
           Extraordinary gain from expropriation of
                land by local government                           0.01              --              --              --
           Extraordinary charge from early
                extinguishment of debt                               --           (0.08)             --           (0.08)
                                                           ------------    ------------    ------------    ------------
           Earnings available                              $       1.72    $       1.45    $       0.57    $       0.46
                                                           ============    ============    ============    ============

Dividends declared per common share                        $       1.89    $       1.86    $       0.63    $       0.62
                                                           ============    ============    ============    ============

Weighted average number of common
      shares outstanding                                     18,960,202      13,847,470      20,367,901      13,858,754
                                                           ============    ============    ============    ============


                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)
                                 --------------


                                                                          Nine Months Ended
                                                                            September 30,
                                                                            -------------
                                                                          1997         1996
                                                                          ----         ----
Cash flows from operating activities:
      Net income                                                       $  38,394    $  21,830
      Noncash income and expenses included in net income:
             Extraordinary charge from early extinguishment
                    of debt                                                   --        1,158
             Extraordinary gain from expropriation of land by
                    local government                                         (98)          --
             Depreciation and amortization                                13,980        9,861
             Interest (amortization of interest rate protection
                    agreements and loan costs)                             1,875        2,224
             Straight-line rent adjustments                               (4,741)      (3,716)
             Gain on sale of real estate                                    (985)        (660)
             Joint venture income                                           (628)        (238)
      Cash provided by (used for) operating assets and liabilities:
             Other assets                                                   (746)        (442)
             Other liabilities                                             7,195        7,901
                                                                       ---------    ---------
                    Net cash provided by operating activities             54,246       37,918
                                                                       ---------    ---------

Cash flows from investing activities:
      Real estate acquisitions                                          (333,111)    (151,493)
      Proceeds from disposal of real estate                                5,030       12,212
      Proceeds from sale of real estate due to expropriation                 122           --
      Cash distributions from unconsolidated joint venture                   459           --
      Other capital expenditures                                            (455)        (532)
                                                                       ---------    ---------
                    Net cash used in investing activities               (327,955)    (139,813)
                                                                       ---------    ---------

Cash flows from financing activities:
      Acquisition Facility borrowings                                    242,435      209,711
      Acquisition Facility payments                                     (246,535)    (228,311)
      Mortgage note principal payments                                        --      (92,750)
      Preferred dividends paid                                            (5,758)      (1,407)
      Common dividends paid                                              (34,347)     (25,749)
      Proceeds from issuance of common stock                             219,198        1,119
      Proceeds from issuance of preferred stock                               --       78,766
      Proceeds from senior unsecured debt offering                        99,606      149,691
      (Increase) decrease in restricted cash and investments                (236)       8,539
      Increase in interest rate protection agreements and loan costs      (2,600)      (1,949)
                                                                       ---------    ---------
                    Net cash provided by financing activities            271,763       97,660
                                                                       ---------    ---------

Decrease in cash and cash equivalents                                     (1,946)      (4,235)
Cash and cash equivalents, at beginning of period                          4,984        9,376
                                                                       ---------    ---------

Cash and cash equivalents, at end of period                            $   3,038    $   5,141
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

           In the opinion of the Company's management, all material adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

      Interest Rate Risk Management:

           The Company has entered into various interest rate protection agreements that, together with a swap agreement, fix the interest rate on the Company's London Interbank Offered Rate ("LIBOR")-based borrowings. The related cost of these agreements is amortized over the lives of the underlying debt agreements and such amortization is recorded as interest expense. In addition, the Company enters into off-balance sheet interest rate hedge agreements to mitigate the effect of interest rate changes that may occur from the date that the Company determines the need to enter into a future debt agreement and the date that the related debt is issued. Such interest rate hedges, which are generally indexed to U.S. government treasury securities, pertain to probable fixed rate debt issuances for which the Company has identified the significant characteristics and expected terms. Any gains or losses realized upon settlement of qualifying hedge transactions are amortized over the lives of the related debt agreements. In the event that the Company decides not to issue such debt or at the time the instrument no longer qualifies as a hedge, the Company would recognize a gain or loss in current operations based on the eventual settlement proceeds received or paid. At September 30, 1997, the Company's loss exposure to outstanding hedge agreements was not significant. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria and the related credit risk of non-performance by counter-parties is not deemed to be significant.

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

           The following summarizes depreciation expense for the periods indicated (in thousands):


                                   For the nine months   For the three months
                                   ended September 30,    ended September 30,
                                      1997     1996         1997       1996
                                      ----     ----         ----       ----
Real estate                         $13,668   $ 9,714      $ 5,166   $ 3,383
Corporate furniture and equipment       129       129           44        44
                                    -------   -------      -------   -------
                                    $13,797   $ 9,843      $ 5,210   $ 3,427
                                    =======   =======      =======   =======

3.    Debt:
            Debt consists of the following (in thousands):


                             Balance          Balance         Contractual
                           September 30,    December 31,  Interest Rate as of         Maturity
       Loan                    1997            1996        September 30, 1997           Date
-----------------------    -------------    ------------  -------------------       -----------
Acquisition Facility        $  98,100       $ 102,200         LIBOR + .925%*         10/08/1999
7.30% Notes due 2001          100,000         100,000             7.30%              05/15/2001
1994 Mortgage Loan             55,013          55,013         LIBOR + 1.00%          12/01/2004
7.95% Notes due 2006           50,000          50,000             7.95%              05/15/2006
7.70% Notes due 2017          100,000              --             7.70%              07/15/2017
                            -----------     ---------
                              403,113         307,213
Less unamortized discount        (638)           (282)
                            -----------     ---------
                            $ 402,475       $ 306,931
                            ===========     =========

* At 9/30/97, the weighted average interest rate on outstanding borrowings was 6.87% excluding the effects of any interest rate protection agreements. See discussion following.



           The 30-day LIBOR as of September 30, 1997 was 5.66%. The Company has entered into interest rate protection agreements which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $160.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The notional amount of indebtedness covered by the interest rate swap varies over time and is $160.0 million from June 1996 through December 1997, $125.0 million from January 1998 through May 1998 and $75.0 million from June 1998 through November 2004. The actual borrowing cost to the Company with respect to indebtedness

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 --------------


        covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

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

              On July 14, 1997, the Company sold $100.0 million of 7.70% Notes due 2017 (the "2017 Notes") for 99.606% of face value resulting in net proceeds of approximately $97.1 million. Net proceeds were used to reduce indebtedness under the Acquisition Facility. The 2017 Notes are senior unsecured obligations of the Company and rank equally with the Company's other unsecured and unsubordinated indebtedness. Subject to certain conditions, the 2017 Notes are redeemable at any time, in whole or in part, at the option of the Company. Interest on the 2017 Notes will be paid semi-annually in arrears.

              The following table indicates the costs and accumulated amortization associated with loans outstanding (in thousands):


                                       September 30, 1997  December 31, 1996
                                       ------------------  -----------------
        Loan origination costs              $ 10,865           $  8,285
        Protection agreement costs             9,845              9,845
                                            --------           --------
                                              20,710             18,130
        Accumulated amortization              (6,115)            (4,260)
                                            --------           --------
                                            $ 14,595           $ 13,870
                                            ========           ========


              The following table sets forth the components of interest expense for the periods indicated (in thousands):

                                                  For the nine months           For the three months
                                                  ended September 30,           ended September 30,
                                                  1997           1996           1997           1996
                                                  ----           ----           ----           ----
Interest                                        $16,744        $15,537        $ 6,847        $ 5,024
Loan origination costs (non-cash)                 1,136          1,485            392            505
Protection agreement costs (non-cash)               739            739            246            246
                                                -------        -------        -------        -------
                                                $18,619        $17,761        $ 7,485        $ 5,775
                                                =======        =======        =======        =======

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 --------------


4. Stockholders' Equity:

           On February 28, 1997, the Company completed a follow-on equity offering of 6,250,000 shares of common stock (including 250,000 shares issued in connection with the exercise of the underwriters' over-allotment option) at a price of $33.625 per share (the "February Offering"). Net proceeds from the February Offering were approximately $198.2 million, of which $111.7 million was used to pay down the balance on the Acquisition Facility and the remainder was used to purchase properties during March 1997.

           On September 16, 1997, the Company completed an equity offering of 567,720 shares of common stock at a price of $35.875 per share (the "September Offering"). Net proceeds from the September Offering were approximately $19.3 million, which were used to acquire new properties.


5. Commitments and Contingencies:

           From time to time, the Company is subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a materially adverse effect on the Company's financial condition or results of operations.

           The Company is also subject to option agreements with three existing tenants which could require the Company to fund tenant improvements on approximately 25,000 square feet and to construct approximately 174,000 square feet of additional adjacent space on which the Company would receive additional rent under the terms of the option agreements.

           As of September 30, 1997, the Company had entered into an aggregate of approximately $65.3 million of contracts with third party developers to acquire two separate properties currently under construction. The acquisition of these properties is subject to the completion of construction, occupancy of the premises by the tenants (pursuant to leases that have already been executed by the parties) and satisfaction of certain conditions. Completion of construction is expected during the fourth quarter of 1997 and the second quarter of 1998. In connection with one of these potential acquisitions, the Company has issued a letter of credit as earnest money for $1.2 million. The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause such a difference include construction delays that might enable a tenant to refuse to occupy the property and allow the Company to refuse to acquire the property, other factors, such as financial difficulties, which might prevent the other parties in these transactions from performing their contractual obligations, and other risk factors described from time to time in the Company's reports and documents filed with the Securities and Exchange Commission.


6. Subsequent Events:

           On October 8, 1997, the Company completed a public offering of 4,000,000 shares of 8.00% Series C Cumulative Preferred Stock (the "Series C Preferred Stock") which generated proceeds of approximately $96.9 million (before issuance costs). Dividends on the Series C Preferred Stock will be paid quarterly in arrears at the rate of 8.00% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.00 per share) in March, June, September, and December. The Series C Preferred Stock is redeemable at par, in whole or in part, at the option of the Company subsequent to October 7, 2002. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

           On October 10, 1997, the Company purchased an office building comprising 102,240 square feet located in Milpitas, California (the "Hitachi Property"), for a purchase price of approximately $16.9 million. The

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 --------------


        property is 100% net leased to Hitachi PC Corporation (USA) pursuant to a lease which expires in September 2004. There was no material relationship between the seller of the Hitachi Property and the Company or any of its affiliates, any director or officer of the Company or any associate of any director or officer. Robert Morris, a director of the Company, and Mark Whiting, President and a director of the Company, were the beneficial owners of limited partnership interests in the limited partnership which was the seller of the Hitachi Property (approximately 5.8% and 2.9% interests, respectively). Mr. Morris and Mr. Whiting were not involved in the management of the seller generally, did not participate in the decision by the seller to sell the Hitachi Property, and abstained from participating in the decision by the Company to buy the Hitachi Property. The purchase price was determined by arm's length negotiations, supported by an independent appraisal of the property conducted on behalf of the Company, and back-up offers for the property.


              On October 31, 1997, the Company purchased an office building comprising 61,750 square feet located in Dallas, Texas, for a purchase price of approximately $6.5 million. The property is 100% net leased to ADS Alliance Data Systems, Inc. pursuant to a lease which expires in July 2007.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

     Rental revenues for the first nine months of 1997 increased by $20.8 million or 38% compared to the first nine months of 1996. The significant increase in rental revenue is primarily a result of the Company's acquisitions subsequent to September 30, 1996, which accounted for $18.8 million of rental revenue during the first nine months of 1997. Additionally, the properties acquired in the first nine months of 1996 contributed an additional $6.6 million to rental revenue in 1997 over that of the same period in 1996. The overall increase in rental revenue was partially offset by a decrease of approximately $5.0 million due to properties sold since January 1, 1996. On a cash basis, "same store" rents increased 2.76%.

     In the second quarter of 1996, the Company acquired an interest in the Sunnyvale Partnership which contributed $628,000 to revenues during the nine months ended September 30, 1997. Other revenue increased by $234,000 to $759,000 for the nine months ended September 30, 1997. This increase is due to the recognition of approximately $276,000 of income from the Company's advisory services provided in connection with certain build-to-suit acquisitions offset by lower interest income due to lower average cash balances from improved debt management.

     For the nine months ended September 30, 1997, property operating costs increased $600,000 to $2.4 million from $1.8 million for the first nine months of 1996. Of this increase, approximately $220,000 is due to operating costs from the Federal Express property which the Company acquired in March 1996. The Company has a maximum annual obligation under the Federal Express lease for operating expenses and taxes of approximately $1.4 million. The remaining increase in property operating costs is due primarily to continued growth in the Company's real estate portfolio offset by income recognized for property management services provided to the Company's tenants, which increased from $144,000 for the first nine months of 1996 to $428,000 for the same period of 1997.

     For the nine months ended September 30, 1997, general and administrative expenses increased 20% to $4.9 million, the result of increased personnel and related overhead from the Company's continued growth. As a percentage of combined rental revenue and joint venture income, general and administrative expenses have decreased to 6.4% for the first nine months of 1997 compared to 7.4% for the first nine months of 1996.

     While the Company's gross real estate asset base has experienced a net increase of 54% since September 30, 1996, interest expense has increased only 5% to $18.6 million for the nine months ended September 30, 1997 as compared to $17.8 million for the corresponding period of 1996. This increase is due to a greater weighted average debt outstanding of $306.5 million for the nine months ended September 30, 1997 from $278.7 million for the corresponding period of 1996, partially offset by a reduction in the weighted average interest rate on outstanding borrowings from 7.29% for the first nine months of 1996 to 7.17% during the same period in 1997. In April 1997, the Acquisition Facility was amended to include a $100.0 million competitive bid facility. Through September 30, 1997, borrowings under the bid option were at a weighted average spread over LIBOR of 61.2 basis points, a 31.3 basis point reduction from the contractual interest rate of 92.5 basis points over LIBOR. The increased interest expense was further offset by a decrease in amortization resulting from both the October 1996 amendment of the Acquisition Facility, which extended the maturity and therefore increased the amortization period of the loan costs, and the partial repayment on the 1994 Mortgage Loan during 1996, which resulted in the write-off of a portion of the deferred loan costs. These savings were countered by additional amortization relating to the 2001 Notes and the 2006 Notes issued in May 1996, and the 2017 Notes issued in July 1997.

     Depreciation and amortization increased by 42% for the nine months ended September 30, 1997 when compared to the same period in 1996 as a result of the Company's larger asset base. The increase was partially offset by the sale of properties subsequent to January 1, 1996.

     During the nine months ended September 30, 1997, the Company had two property sales. The first, occurring in March 1997, was a 5,353 square foot parcel (the "Parcel") which was part of the Lockheed Martin Aerospace Corporation property, located in Sunnyvale, California. The Santa Clara County Transit District acquired the Parcel for construction of a light rail system. The Company received proceeds of $122,000 resulting in an extraordinary gain of $98,000. The second, occurring in May 1997, was a 148,595 square foot property located in Malvern, Pennsylvania formerly leased to Unisys Corporation. The sale price was approximately $5.3 million and resulted in a gain of approximately $985,000.


THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

     Rental revenues for the three months ended September 30, 1997 increased by $8.7 million or 44% compared to the same period of 1996. The significant increase in rental revenue is primarily a result of the Company's acquisitions subsequent to September 30, 1996, which accounted for $9.4 million of rental revenue during the third quarter of 1997. Additionally, the properties acquired in the third quarter of 1996 contributed an additional $0.5 million to rental revenue in 1997 over that of the same period in 1996. The overall increase in rental revenue was partially offset by a decrease of approximately $1.5 million due to properties sold subsequent to January 1, 1996. On a cash basis, "same store" rents increased 3.06%.

     Other revenue increased by $43,000 to $213,000 for the three months ended September 30, 1997. This increase is due to a combination of approximately $78,000 of income recognized from the Company's advisory services provided in connection with certain build-to-suit acquisitions and lower interest income.

     For the three months ended September 30, 1997, property operating costs increased $56,000 to $786,000 for the three months ended September 30, 1997. The increase is due to costs from properties acquired subsequent to September 30, 1996 offset by income recognized for property management services provided to the Company's tenants, which increased from $75,000 for the three months ended September 30, 1996 to $216,000 for the same period of 1997.

     For the third quarter of 1997, general and administrative expenses increased 4% to $1.7 million, the result of increased personnel and related overhead from the Company's continued growth. As a percentage of combined rental revenue and joint venture income, general and administrative expenses have decreased to 6.0% for the third quarter of 1997 compared to 8.2% for the third quarter of 1996.

     While the Company's gross real estate asset base has experienced a net increase of 54% since September 30, 1996, interest expense has increased only 30% to $7.5 million for the three months ended September 30, 1997 as compared to $5.8 million for the corresponding period of 1996. This increase is attributable to a greater weighted average debt outstanding from $265.7 million for the three months ended September 30, 1996 to $376.3 million for the corresponding period of 1997. This increase is primarily a result of the Company's issuance of the 2017 Notes in July 1997. Offsetting the effect of the greater weighted average debt balance was a reduction in the weighted average interest rate on outstanding borrowings from 7.36% for the third quarter of 1996 to 7.10% during the same period in 1997. In April 1997, the Acquisition Facility was amended to include a $100.0 million competitive bid facility. For the third quarter of 1997, borrowings under the bid option were at a weighted average spread over LIBOR of 60.4 basis points, a 32.1 basis point reduction from the contractual interest rate of 92.5 basis points over LIBOR. The increased interest expense is further offset by a decrease in amortization resulting from both the October 1996 amendment of the Acquisition Facility, which extended the maturity and therefore increased the amortization period of the loan costs, and partial repayment on the 1994 Mortgage Loan during 1996, which resulted in the write-off of a portion of the deferred loan costs. These savings were partially offset by additional amortization relating to the 2017 Notes issued in July 1997.

     Depreciation and amortization increased by 54% for the three months ended September 30, 1997 when compared to the same period in 1996 as a result of the Company's larger asset base. The increase was partially offset by the sale of properties subsequent to January 1, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by $16.3 million, or 43%, to $54.2 million for the nine months ended September 30, 1997, when compared to the same period in 1996. The increase was primarily due to increased rental revenue resulting from the net increase in the portfolio size. Net cash used in investing activities was $328.0 million for the nine months ended September 30, 1997. These funds were expended to acquire properties.

     The following quantifies the Company's capital expenditures (in thousands) for the indicated nine month periods ended September 30:

                                                 1997            1996
                                                 ----            ----
        Real estate acquisitions               $333,111        $151,493
        Building improvements                       194             334
        Corporate furniture, equipment,
           and leasehold improvements               261             198
                                               --------        --------
                                               $333,566        $152,025
                                               ========        ========


     The Company incurred $261,000 of corporate furniture, equipment, and leasehold improvement expenditures in the first nine months of 1997 and anticipates incurring $50,000 of additional expenditures in the remainder of 1997. The Company did not incur any tenant improvement expenditures in the first nine months of 1997 and does not expect to incur any of these costs for the remainder of 1997. The Company incurred $194,000 of capital expenditures on existing properties during the first nine months of 1997, and expects to incur an additional $900,000 of such expenditures for the remainder of 1997.

     Net cash provided by financing activities for the first nine months of 1997 was $271.8 million, primarily a result of the proceeds from the February Offering and the issuance of the 2017 Notes. Net proceeds from the February Offering were approximately $198.2 million, of which $111.7 million was used to pay down the balance on the Acquisition Facility and the remainder was used to purchase properties during March 1997. Net proceeds from issuance of the 2017 Notes were approximately $97.1 million. These proceeds were used to reduce the balance on the Acquisition Facility. Net cash provided by financing activities was offset by common dividends paid of $34.3 million and preferred dividends paid of $5.8 million.

     Outstanding debt as of September 30, 1997 consisted of mortgage notes and notes payable totaling $402.5 million. There are no scheduled principal amortization payments for the next twelve months. Additionally, as of September 30, 1997, the available amount of credit under the Acquisition Facility was $100.7 million.

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

     On July 14, 1997, the Company sold $100.0 million of 7.70% Notes due 2017 (the "2017 Notes") for 99.606% of the face value resulting in net proceeds of approximately $97.1 million. Net proceeds were used to reduce indebtedness under the Acquisition Facility. The 2017 Notes are senior unsecured obligations of the Company and rank equally with the Company's other unsecured and unsubordinated indebtedness. Subject to certain conditions, the 2017 Notes are redeemable at any time, in whole or in part, at the option of the Company. Interest on the 2017 Notes will be paid semi-annually in arrears.

     On September 16, 1997, the Company completed an equity offering of 567,720 shares of common stock at a price of $35.875 per share. Net proceeds from the September Offering were approximately $19.3 million, which were used to acquire new properties.

     On October 8, 1997, the Company completed a public offering of 4,000,000 shares of 8.00% Series C Cumulative Preferred Stock (the "Series C Preferred Stock") which generated proceeds of approximately $96.9 million (before issuance costs). Dividends on the Series C Preferred Stock will be paid quarterly in arrears at the rate of 8.00% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.00 per share) in March, June, September, and December. The Series C Preferred Stock is redeemable at par, in whole or in part, at the option of the Company subsequent to October 7, 2002. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

     The Company expects to meet certain long-term liquidity requirements, such as property acquisitions and scheduled debt maturities, using long-term unsecured and secured borrowings and the issuance of debt securities or preferred and common stock of the Company. Subsequent to the issuance of the Series C Preferred Stock, the Company had on file with the Securities and Exchange Commission two Form S-3 Registration Statements. One registration statement is for a universal shelf filing authorizing the issuance of debt securities, preferred stock or common stock of the Company with a remaining availability of $69.5 million. The other registration statement authorized the issuance of $250.0 million of debt securities and has a remaining availability of $150.4 million. The exact amount of debt, preferred stock and common stock issued will depend on acquisitions, asset sales, the Company's senior unsecured debt and preferred stock ratings and the general interest rate environment.

     On May 15, 1997, the Company sold a 148,595 square foot property located in Malvern, Pennsylvania formerly leased to Unisys Corporation. The sale price was approximately $5.3 million and resulted in a gain of approximately $985,000.

     As of September 30, 1997, the Company owned three properties leased to Schwegmann Giant Super Markets ("Schwegmann"), which represented approximately 2.6% of annualized rental revenues as of such date. Schwegmann's has been experiencing financial difficulties due to an increasingly competitive grocery retailing environment. On February 14, 1997, an entity formed by Kohlberg & Co., L.L.C. (the "Kohlberg Entity"), a privately owned investment firm, acquired the retail grocery operations of Schwegmann and, in connection therewith, subleased these three properties for one year. The agreement also provides that TriNet will receive a $100,000 transaction structuring fee over two years. Additionally, Schwegmann paid for all of the Company's legal costs related to this transaction. While to date, Schwegmann has met its lease obligations, there can be no assurance that timely lease and sublease payments from Schwegmann and the Kohlberg Entity will be made in the future.

     In May, the Company formed a wholly-owned property management subsidiary, TriNet Property Management, Inc. The subsidiary was formed to expand the Company's capability to provide property management services on a fee basis for tenants in regions of the country where the Company has significant holdings. The first office was opened in July 1997 at the RiverEdge property in Atlanta, Georgia. A second office was opened in September 1997 at the Microsoft property in Irving, Texas.

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

                                                For the nine months         For the three months
                                                 ended September 30          ended September 30
                                                   (in thousands)              (in thousands)
                                                 1997          1996          1997          1996
                                                 ----          ----          ----          ----
Income before gain and extraordinary items     $ 37,311      $ 22,335      $ 13,517      $  8,497
Real estate depreciation                         13,668         9,714         5,166         3,383
Joint venture income                               (628)         (238)         (183)         (223)
Joint venture FFO                                 1,003           375           308           353
Preferred dividend requirement                   (5,758)       (1,726)       (1,919)       (1,570)
                                               --------      --------      --------      --------
         Total Funds From Operations           $ 45,596      $ 30,460      $ 16,889      $ 10,440
                                               ========      ========      ========      ========

                                     PART II

OTHER INFORMATION

    Item 1. Legal Proceedings

        None.

    Item 2.  Changes in Securities

        None.

    Item 3.  Defaults Upon Senior Securities

        None.

    Item 4.  Submission of Matters to a Vote of Security Holders

        None.

    Item 5.  Other Information

        Amendment of Caterair Leases.

        The Company entered into amendments, dated as of August 22, 1997 (the "Lease Amendments"), of the twelve separate Lease Agreements, each dated as of May 15, 1993, as amended (the "Leases"), between the Company, as landlord, and Caterair International Corporation ("Caterair"), as tenant. Prior to these Lease Amendments, the Leases provided (a) for reduction in lease payments of up to $30.3 million over the remaining primary term of the Leases (expiring in 2018) in the event Caterair met certain credit rating criteria during the period commencing on April 1, 1998 up to and including April 1, 2001, and (b) that in the event of such lease payment reduction, the landlord had the right to give the tenant the option to purchase the property at a fixed price and, if the tenant did not exercise such option, the lease payment reduction would not go into effect. Pursuant to the Lease Amendments, these provisions for reduction in lease payments and option to purchase the property have been deleted.

        In addition, prior to these Lease Amendments, the Leases provided that an event of default shall exist if the consolidated net worth of the parent corporation of Caterair is less than $35.0 million. Pursuant to the Lease Amendments, these provisions have been deleted and replaced by new provisions which provide that an event of default shall exist if both (1) none of Caterair or its affiliated entities has a BBB- or better investment grade rating from Standard & Poors Corporation and a Baa3 or better investment grade rating from Moody's Investors Service, Inc. for its senior debt obligations, and (2) the combined leverage ratio limitations under Caterair's revolving credit agreement are breached. In consideration of the Lease Amendments, the Company made payments to Caterair in the aggregate amount of $750,000.

        1997 Stock Incentive Plan.

        The Company has filed with the Securities and Exchange Commission a registration statement on Form S-8 under the Securities Act of 1933, as amended, with respect to 800,000 shares of Common Stock, par value $.01 per share, reserved for issuance upon the exercise of stock options or the grant of other stock awards under the Company's 1997 Stock Incentive Plan (the "Plan"). The Plan was adopted by the Company's Board of Directors on February 24, 1997 and was approved by the stockholders at the Company's Annual Meeting of Stockholders on May 28, 1997. The Plan permits the granting of a variety of stock incentive awards to Directors, officers and other key employees of the Company or its subsidiaries. Awards under the Plan include dividend equivalent rights, stock options (both incentive options and non-qualified options), restricted and unrestricted shares and performance shares.


    Item 6.  Exhibits and Reports on Form 8-K

        Exhibits

        1.1 Definitive Underwriting Agreement, dated July 9, 1997, relating to the 7.70% Notes due 2017. (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated July 9, 1997 of TriNet Corporate Realty Trust, Inc.)

        1.2 Definitive Underwriting Agreement, dated September 11, 1997, relating to the sale of 567,720 shares of the registrant's common stock, par value $.01 per share. (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated September 11, 1997 of TriNet Corporate Realty Trust, Inc.)

        1.3 Definitive Underwriting Agreement, dated October 3, 1997, relating to the sale of 4,000,000 shares of 8% Series C Cumulative Preferred Stock, par value $.01 per share. (Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K, dated October 3, 1997 of TriNet Corporate Realty Trust, Inc.)

        3.1 Definitive Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock (Series C Preferred Stock). (Incorporated by reference to Exhibit 1 of Form 8-A of TriNet Corporate Realty Trust, Inc., dated October 3, 1997, filed with the Securities and Exchange Commission on October 14, 1997.)

        4.1 Definitive Supplemental Indenture No. 2, dated as of July 14, 1997, relating to the 7.70% Notes due 2017 and including the form of the 7.70% Note due 2017. (Incorporated by reference to Exhibit
               4.2 of the Current Report on Form 8-K, dated July 9, 1997 of TriNet Corporate Realty Trust, Inc.)

        27.1   Financial Data Schedule.

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

        3. On September 25, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the underwriting agreement related to the common stock offering completed in September 1997.

        4. On October 3, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the acquisition of six properties during the third quarter of 1997.

        5. On October 6, 1997, the Company filed a report on Form 8-K/A with the Securities and Exchange Commission amending the Form 8-K which was filed on October 3, 1997.

        6. On October 21, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the underwriting agreement and the articles supplementary related to the preferred stock offering completed in October 1997.

                                   SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TRINET CORPORATE REALTY TRUST, INC.
                            (Registrant)


                            BY: /s/ A. William Stein
                            --------------------------------------------
                                    A. William Stein
                                    Executive Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)


DATE: November 3, 1997