Form 10-K
period 1997-12-31
TRINET CORPORATE REALTY TRUST INC
filed 1998-03-31
CIK 899162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                       or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-11918

                       TRINET CORPORATE REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

        MARYLAND                                        94-3175659
(State of incorporation)                    (I.R.S. employer identification no.)

   ONE EMBARCADERO CENTER, 33RD FLOOR                    (415) 391-4300
      SAN FRANCISCO, CA 94111-3722               (Registrant's telephone number)
(Address of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

                         PREFERRED STOCK, $.01 PAR VALUE
                         SERIES A, SERIES B AND SERIES C
                                (Title of class)

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

                                          YES     X    NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $889.2 million based on the closing price on the New York Stock Exchange for such stock on March 20, 1998.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 24,161,504 AS OF MARCH 20, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 TriNet Corporate Realty Trust, Inc. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 27, 1998 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

Item                               Description                                              Page
----                               -----------                                              ----

                                     PART I

     1.  Business .......................................................................    3
     2.  Properties .....................................................................   10
     3.  Legal Proceedings ..............................................................   12
     4.  Submission of Matters to a Vote of Security Holders ............................   12

                                     PART II

     5.  Market for Registrant's Common Equity and Related Stockholder Matters ..........   13
     6.  Selected Financial Data ........................................................   14
     7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................................   15
     8.  Financial Statements and Supplementary Data ....................................   25
     9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ...........................................................   25

                                    PART III

    10.  Directors and Executive Officers of the Registrant .............................   25
    11.  Executive Compensation .........................................................   25
    12.  Security Ownership of Certain Beneficial Owners and Management .................   25
    13.  Certain Relationships and Related Transactions .................................   25

                                     PART IV

    14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K ..............   26


                                     PART I

ITEM 1. BUSINESS

THE COMPANY


        TriNet Corporate Realty Trust, Inc. (the "Company" or "TriNet") is a real estate investment trust ("REIT") that acquires, owns and manages primarily office and industrial properties leased to major corporations nationwide. As of December 31, 1997, TriNet's portfolio consisted of 118 properties, which comprise more than 16.7 million square feet in 25 states. During 1997, the Company acquired a total of 40 properties for an aggregate purchase price of approximately $462 million. As of December 31, 1997, the Company's five largest tenants collectively accounted for approximately 21% of the Company's annualized rent revenue, and the Company's largest single tenant accounted for approximately 5% of the Company's annualized rent revenue.

        The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements.

        A majority of TriNet's leases currently include provisions that place, to the greatest extent possible, the economic costs of ownership of its properties on its tenants. Such costs include real property taxes and assessments, insurance, operating expenses, responsibility for structural repairs and maintenance. In some cases, TriNet has agreed to retain responsibility for some of these obligations. As used herein, the terms "triple net lease" and "net lease" refer to leases in which the tenant is responsible for all or most of such obligations.

        The Company also generally seeks to include in its leases (i) clauses providing for periodic rent increases, either fixed or based on an index, such as the All Urban Consumer Price Index, (ii) covenants providing that the tenant must indemnify the Company against environmental and other contingent liabilities (although such lease provisions may not entirely protect the Company as an owner in the event of a tenant's inability to satisfy an adverse judgment), (iii) guarantees from parent companies or other parties, (iv) additional security and credit enhancement through recourse to other assets or letters of credit and (v) cross-default provisions for leases in multiple property transactions.

        The Company was incorporated under the laws of the State of Maryland on March 4, 1993. The Company's principal executive offices are located at One Embarcadero Center, 33rd Floor, San Francisco, California 94111, and its telephone number is (415) 391-4300. TriNet's web site address is http://www.tricorp.com. The Company maintains regional corporate offices in Berwyn, Pennsylvania, in Alpharetta, Georgia, and in Jacksonville, Florida. The Company's property management subsidiary maintains offices in San Francisco, California, in Jacksonville, Florida, in Atlanta, Georgia and in Irving, Texas. As of March 20, 1998, the Company employed 73 individuals.



BUSINESS OBJECTIVES


        TriNet's business objective is to maximize the total return to stockholders through growth in Funds From Operations ("FFO") (FFO is defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations") per common share and increases in dividends per common share. Since the Company's initial public offering in June 1993, TriNet has increased annualized dividends on its common shares from $2.19 in June 1993 to $2.56 as of December 31, 1997. The Company will seek to continue to grow its FFO per common share and to further increase dividends per common share through the acquisition of additional office and industrial properties leased to major corporate tenants which provide for contractual rent increases. The Company generally intends to hold its properties for long-term investment. However, the Company may dispose of a property if it deems such a disposition to be in its best interest and may either reinvest the proceeds of such a disposition or distribute the proceeds to stockholders.

        The Company's primary investment focus is the acquisition of office and industrial properties leased to major corporations. Recently, the Company has expanded the way in which it acquires properties leased to corporate tenants. In addition to structuring purchase/leaseback transactions directly with corporations and acquiring properties subject to existing leases, the Company has acquired "build-to-suit" properties through strategic alliances with developers and also formed operating partnerships in which TriNet is the sole general partner to acquire properties in tax-deferred transactions in which a selling partnership exchanges its interest in the properties for units in the new operating partnership. TriNet, as a part of these transactions and its overall strategy, will also acquire multi-tenanted office and industrial properties and land for development and will also pursue new strategic initiatives. Forging new business relationships will also play a key role in the Company's growth as the Company pursues alliances, not just with developers, but also with corporate service providers and property managers. This will help the Company serve its tenants more effectively and generate new business opportunities. As the Company implements these new initiatives, the Company's portfolio will remain primarily single-tenanted to major corporate users. (See "Business Strategies" below.)

BUSINESS STRATEGIES


        Internal Growth Strategy. TriNet seeks to grow its income internally by negotiating leases which have scheduled rent increases and by renegotiating expiring leases at higher rental rates.

        External Growth Strategy. From its inception, TriNet has acquired new properties and increased its rent revenue by acquiring properties subject to existing leases with major corporate tenants which provide for rental escalations. In addition, in 1997 the Company completed build-to-suit acquisition transactions working with corporate users and developers, and concluded a portfolio acquisition using an operating partnership structure. The Company expects to continue to pursue these types of transactions and also to pursue new strategic acquisition initiatives, described herein.

        TriNet will also acquire office and industrial properties by structuring purchase/leaseback transactions with corporations. In a typical purchase/leaseback transaction, TriNet purchases the land and building from an operating company and simultaneously leases them back to the operating company under a long-term (i.e., more than five years) operating lease. These transactions are structured to provide TriNet with a consistent stream of income which typically increases periodically pursuant to the lease. A purchase/leaseback transaction enables an operating company (the seller/tenant) to realize the value of its owned real estate while continuing occupancy on a long-term basis. A purchase/leaseback transaction also may provide the seller with accounting, earnings, and market value benefits. For example, the lease on a property may be structured by the operating company as an off-balance sheet operating lease, consistent with generally accepted accounting principles, which may increase the seller's earnings, net worth, and borrowing capacity.

        In "build-to-suit" transactions, the Company seeks to negotiate with third-party developers and corporations to acquire properties under development. In these transactions, TriNet typically acquires the property after construction is completed, subject to certain conditions, which generally include, but are not limited to: (i) completion of the building within a specified period of time; (ii) execution of a lease; (iii) receipt of a certificate of occupancy; and (iv) the tenant's occupancy of the building.

        In the operating partnership structure, the Company forms a new operating partnership in which the Company is the sole general partner. The seller then contributes its interest in the properties in exchange for interests in the new operating partnership. In some instances, the seller also receives part of the sales consideration in cash. This form of transaction is designed to enable TriNet to achieve attractive investment returns by offering selling partnerships a structure which defers tax consequences on the portion of the sales price received in the form of partnership interests.

        TriNet will also invest in joint ventures which involve the acquisition and/or development of single, and/or multi-tenanted office and industrial properties, and/or land parcels for future development.

INVESTMENT FOCUS


        In acquiring properties, the Company focuses on several key factors in seeking types of properties, types of transactions, and seller circumstances that will allow it to obtain favorable terms:

        Market Focus. Pursuant to its national operating strategy, the Company focuses its acquisition efforts on markets with growing employment, increasing real estate occupancy rates, and rising rents. In 1997, the Company completed acquisitions in two new markets, suburban Baltimore and Boston, which are included in its current target markets, and increased its ownership of properties in the San Francisco Bay Area, the metropolitan areas of Denver, Dallas, Los Angeles, Phoenix and Tampa/St. Petersburg.

        Corporate Solutions. The Company focuses its investment activities on office and industrial properties involving companies that are trying to achieve corporate financial and strategic goals and objectives, and to raise capital for their primary operating business, including repayment of high-cost debt and obtaining infusions of working capital for growth, rather than on businesses that are simply solving specific real estate financing problems.

        Tenant Credit Characteristics. The Company concentrates on businesses that possess strong or improving credit quality characteristics, successful operating histories, potential for growth, recognized business franchises and market presence. The majority of TriNet's rent revenue is derived from tenants with investment grade or implied investment grade ratings. The Company will consider transactions with tenants of diverse credit quality provided the real estate meets the Company's standards and the Company believes that the property is well located, easily re-tenanted, and/or is strategically important to the prospective corporate tenant. The Company's tenants may include public and private companies which are rated investment grade or below investment grade or are unrated.

        Multiple Property Transactions. The Company believes that there is significantly less competition for office and industrial property acquisitions involving portfolios containing a number of properties located in more than one geographic region. The Company believes its national presence, acquisition experience, and access to capital allow it to compete effectively for such transactions.

NEW STRATEGIC INITIATIVES

        In addition to these types of transactions and types of properties, the Company intends to pursue new strategic initiatives. These will include investment in suburban and "central business district" ("CBD") properties leased predominantly to one or more major corporate tenants in downtown urban and suburban locations, the acquisition of properties leased to more than one corporate user, and the purchase of development land in partnership with established local developers.

        TriNet Property Management, Inc., a wholly-owned subsidiary of the Company, was formed in July 1997 and provides on-site property management services at two of the Company's properties. One on-site office was opened at the RiverEdge property in Atlanta, Georgia, in July 1997 and the other was opened at the Microsoft property in Irving, Texas, in September 1997. As a result of this development, the Company has realized increased management fee income. The Company expects to open additional on-site property management offices in geographic areas where it presently has or expects to have significant holdings.

UNDERWRITING EXPERTISE


        In underwriting a prospective transaction, the Company undertakes the following analyses, each of which the Company believes is critical to the long-term profitability of the investment:

        Real Estate Analysis. The Company evaluates the value of the property, present and anticipated conditions in the local real estate market and the prospects for selling or re-tenanting the property on favorable terms in the event of a vacancy. The Company typically seeks to acquire general purpose office and industrial properties that can accommodate single or multiple tenants and that may be easily re-leased to new tenants without significant investment by TriNet.

        Tenant Credit Analysis. The Company evaluates the tenants' businesses and their financial outlook to determine their ability to meet the ongoing obligations under the lease and the need to obtain additional security for these obligations, such as deposits, letters of credit and guarantees from parent companies or other parties. The Company evaluates a number of strategic factors, including the position of the prospective tenant in its industry, the strength of the prospective tenant's business franchise and the importance of the property to the prospective tenant's business.

OPERATING AND FINANCING STRATEGIES


        The Company monitors real estate market conditions, including market rents and occupancy trends in the areas where its properties are located. The Company will respond to changes in such market conditions as appropriate, including by negotiating to extend the lease terms or by selling the property subject to the existing lease. The Company also monitors, on an ongoing basis, compliance by its tenants with their lease obligations and the factors that could affect the financial performance of each of its properties. The Company reviews periodic financial statements with respect to each of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties.

        The Company's tenants are generally responsible for most operating and capital expenses relating to the properties they occupy, including real estate taxes, utilities, insurance, maintenance and capital improvements. As a result, the Company's operating costs are lower than would be the case if it invested in properties that were not net leased.

        Consistent with its investment policies, the Company employs leverage, when available on favorable terms, in connection with funding transactions. The Company seeks to maintain its operating flexibility and reduce its financing costs through unsecured borrowings, its public offerings of unsecured debt securities, and by reducing its FFO payout ratio over time as FFO increases.

        The Company may re-evaluate its financing policies and increase or decrease its ratio of total debt to total market capitalization from time to time in response to economic conditions, relative costs to the Company of debt and equity capital, growth and acquisition opportunities, and other facts and circumstances.


COMPETITION


        The Company faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. The Company also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. The Company believes its management's experience in real estate, credit underwriting and transaction structuring will allow the Company to compete effectively for office and industrial properties.


ENVIRONMENTAL MATTERS


        Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste (collectively, "Hazardous Materials") releases on, under, in or from such property, and may be held liable to governmental entities or to third parties for certain damage and for investigation and cleanup costs incurred by such parties in connection with the release or threatened release of Hazardous Materials. Such laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of Hazardous Materials, and the liability under such laws has been interpreted to be joint and several under certain circumstances. The Company's leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations. Such a contractual arrangement does not eliminate the Company's statutory liability or preclude claims against the Company by governmental authorities or persons who are not a party to such an arrangement. Contractual arrangements in the Company's leases may provide a basis for the Company to recover from the tenant damages or costs for which the Company has been found liable.

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

        The Company typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Where warranted, Phase I and/or Phase II assessments are performed by independent environmental consulting and engineering firms. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company may acquire a property which is known to have had a release of Hazardous Materials in the past, subject to a determination of the level of risk and potential cost of remediation. The Company normally requires property sellers to fully indemnify it against any environmental problem existing as of the date of purchase. Additionally, the Company often structures its leases to require the tenant to assume most or all responsibility for environmental compliance or environmental remediation relating to the tenants operations and to provide that non-compliance with environmental laws is deemed a lease default. In certain instances, the Company may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the company providing the protection.

        Some of the properties are located in urban and industrial areas where fill or current or historic industrial uses of the areas may have caused site contamination at the properties. In addition, the Company is aware of environmental conditions at certain of the properties that require some degree of remediation. All such environmental conditions are primarily the responsibility of the respective tenants under their leases. The Company and its consultants estimate that the aggregate cost of addressing environmental conditions known to require remediation at the properties is approximately $3.0 million, the majority of which is covered by existing letters of credit and corporate guarantees. The Company believes that its tenants are taking or will soon be taking all required remedial action with respect to any material environmental conditions at the properties. However, the Company could be responsible for some or all of these costs if one or more of the tenants fails to perform its obligations or to indemnify the Company. Furthermore, no assurance can be given that the environmental assessments that have been conducted at the properties disclosed all environmental liabilities, that any prior owner did not create a material environmental condition not known to the Company, or that a material condition does not otherwise exist as to any of the properties.

RECENT DEVELOPMENTS

        Acquisitions. During 1997, the Company acquired 40 properties for an aggregate purchase price of approximately $462 million, resulting in a net increase in its portfolio of approximately 4.46 million rentable square feet.

The following table lists the properties acquired by the Company in 1997:

                                                                                       NET
                                                                         NUMBER      RENTABLE
PROPERTY NAME/                                                             OF         SQUARE      SIGNIFICANT
STREET ADDRESS                   CITY, STATE                 TYPE       PROPERTIES     FEET       TENANTS
---------------------------------------------------------------------------------------------------------------------------------
7700/7720 Hubble Dr.             Lanham, MD                 Office          1         120,000   Computer Sciences Corp.
7621 Energy Pkwy.                Baltimore, MD            Industrial        1         222,636   Sunbelt Beverage Corp.
100 Longwater Cir.               Norwell, MA                Office          1          53,000   Serono Laboratories
101 Philip Dr.                   Norwell, MA                Office          1          32,500   Kluwer Boston
1022 Hingham St.                 Rockland, MA               Office          1         125,366   Blue Cross & Blue Shield of Mass.
105 Forbes Blvd.                 Mansfield, MA              Office          1          15,625   Chrysler Corp.
30 Dan Rd.                       Canton, MA                 Office          1          80,000   Parsons Main
300 Foxborough Blvd.             Foxborough, MA             Office          1          45,000   Pezrow New England
300 Friberg Pkwy.                Westborough, MA            Office          1          88,000   Bay State Gas Company
6 Riverside Dr.                  Andover, MA                Office          1          77,048   MultiLink
65 Dan Rd.                       Canton, MA                 Office          1          67,185   Avitar
85 Dan Rd.                       Canton, MA                 Office          1          80,000   Vacant
One Longwater Cir.               Norwell, MA                Office          1          27,100   Giga Infromation
RiverPark (office section)       North Reading, MA          Office          1         150,000   Lotus Development
RiverPark (industrial section)   North Reading, MA        Industrial        2         292,000   Lotus, Central National-Gottesman
Warner Crossing                  Tempe, AZ                  Office          5         381,712   AlliedSignal, Wells Fargo
1565 Barber Ln.                  Milpitas, CA               Office          1         102,240   Hitachi PC Corp.
2000 & 2050 Corporate Ctr. Dr.   Thousand Oaks, CA          Office          2         217,613   WellPoint Health Networks
Canyon Corporate Center          Anaheim, CA                Office          3         309,144   Experian, L.A. Cellular
Charleston Place                 Mountain View, CA          Office          3         187,380   Sun Microsystems, 3Com
Edenvale                         San Jose, CA               Office          1         286,330   Xerox, Western Digital
1499 West 121st St.              Westminster, CO            Office          1          62,100   Frontier Corp.
1500/1600 RiverEdge Pkwy.        Atlanta, GA                Office          1         444,362   IBM Corp., Siemens
Gateway Lakes II                 St. Petersburg, FL       Industrial        2         179,000   MC Graphics, Jabil Circuit
13800 Diplomat Dr.               Farmers Branch, TX         Office          1         222,267   IBM Corp.
1460 North Glenville Dr.         Richardson, TX             Office          1         121,068   Northern Telecom
17201 Waterview Pkwy.            Dallas, TX                 Office          1          61,750   ADS Alliance Data Systems
3000 Waterview Pkwy.             Richardson, TX             Office          1         300,820   Hewlett-Packard Co.
105 West Bethany Rd.             Allen, TX                Industrial        1         261,700   Electronic Data Systems Corp.
                                                                        --------    ---------
                                                                           40       4,612,946
                                                                        ========    =========



        1998 Acquisitions. On January 20, 1998, the Company acquired a recently completed office property in Denver, Colorado, in a purchase/leaseback transaction with ICG Holdings, Inc. ("ICG") for a purchase price of approximately $44.2 million. The six-story 239,749 square-foot office property is located on 16 acres in the Inverness Business Park, approximately 12 miles southeast of downtown Denver and is leased to ICG for a period of 15 years.

        On January 30, 1998, the Company acquired three office buildings and two adjacent land parcels in Concord, Massachusetts, 14 miles west of downtown Boston, for total consideration of $26.6 million. The office properties consist of a 68,077 square foot, three-story office building leased to Welch Foods, Inc. as its world headquarters; and a 62,062 square foot, three-story office building and a 60,250 square foot, two-story office building, both of which are leased to Sybase, Inc. The properties were acquired via a merger and as part of the merger consideration, the seller received 47,956 shares of restricted common stock, subject to certain registration rights, and has the right to receive $2.4 million of deferred consideration in additional shares upon satisfaction of certain obligations.

        On February 25, 1998, TriNet Property Partners, L.P. (a partnership in which a subsidiary of the Company is the sole general partner) acquired two properties in metropolitan Boston, Massachusetts, through an operating partnership structure for approximately $13.25 million. One of the properties is a two-story, 108,085 square foot office/distribution building in Braintree leased to the Massachusetts State Lottery Commission and to GTech Holdings Co. The second property is a single-story, 104,765 square foot warehouse/distribution facility located in Lakeville leased to KAO Infosystems Company.

        On March 12, 1998, the Company via a joint venture with Whitehall Street Real Estate Limited Partnership IX ("Whitehall"), an affiliate of Goldman, Sachs & Co., acquired two downtown office towers, a parking facility, and a development parcel in New Orleans, Louisiana, for a purchase price of approximately $114.3 million. The properties consist of a 28-story, 526,041 square foot office tower; a 24-story, 422,890 square foot office tower; a 1,078 space parking garage; a 1.5 acre development parcel; and a 0.68 acre garage expansion site. The Company has a 50% interest in the joint venture and will manage the assets of behalf of the venture. Commencing in March 2001, subject to acceleration under certain circumstances, Whitehall has the right to exchange its interest in the joint venture for shares of the Company's Common Stock.


        Property Dispositions. The Company continually evaluates local market conditions and property-related factors and will sell a property when it believes it is to the Company's advantage to do so. In March 1997, a 5,353 square foot parcel which was part of the Lockheed Martin Aerospace Corporation property, located in Sunnyvale, California, was expropriated by the Santa Clara County Transit District for construction of a light rail system. The Company received proceeds of $122,000 resulting in an extraordinary gain of $98,000. In May 1997, the Company sold a 148,595 square foot property located in Malvern, Pennsylvania, formerly leased to Unisys Corporation. The sale price was approximately $5.3 million and resulted in a gain of approximately $985,000.

        Financing Activities. On February 28, 1997, the Company completed an equity offering of 6,250,000 shares of Common Stock at a price of $33.625 per share, generating net proceeds to the Company of $198.2 million. On July 14, 1997, the Company completed a public offering of $100.0 million of its 7.70% Notes due 2017 (the "2017 Notes") resulting in net proceeds to the Company of approximately $97.1 million. The 2017 Notes are senior unsecured obligations of the Company. On September 16, 1997, the Company completed an equity offering of 567,720 shares of Common Stock at a price of $35.875 per share, generating net proceeds to the Company of $19.3 million. On October 16, 1997, the Company completed a public offering of 4,000,000 shares of 8.00% Series C Cumulative Preferred Stock (the "Series C Preferred Stock") which generated net proceeds to the Company of $96.6 million. The net proceeds of these offerings of Common Stock, Series C Preferred Stock and the 2017 Notes were used for real estate acquisitions, to repay outstanding borrowings, principally under the Acquisition Facility, and for general corporate purposes.

        Effective April 22, 1997, the Company amended its Acquisition Facility to obtain a reduction of the interest rate for outstanding borrowings, which reduced the interest rate to 92.5 basis points over LIBOR. In addition, the amendment includes a $100.0 million competitive bid facility which allows the banks participating in the Acquisition Facility to provide financings at their option by selectively bidding on certain borrowings at more competitive rates. Also, the commitment fee on the average undrawn commitment was changed to a 17.5 basis point facility fee on the entire amount of the Acquisition Facility and the maximum loan-to-value ratio of unsecured debt to unleveraged assets was increased from 54% to 57%.

        1998 Financing Activities. On January 8, 1998, the Company completed a follow-on equity offering of 2,405,000 shares of common stock at a price of $37.00 per share (the "January 1998 Offering"). Net proceeds from the January 1998 Offering were approximately $87.6 million and were used to pay down the Acquisition Facility.

        On February 24, 1998, the Company sold to the public $125 million of 6.75% Dealer remarketable securities due March 1, 2013, (the "Drs.") at a price of 99.706% of the principal amount. Net proceeds (before issuance costs) from the Drs. were approximately $124.0 million, of which $120.6 million was used to pay down the balance on the Acquisition Facility. The Drs. are subject to a mandatory tender on March 1, 2003, to J.P. Morgan Securities, Inc. (the "Dealer"), and subject to certain terms and conditions, must be remarketed by the Dealer. The Drs. are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured indebtedness. Subject to certain conditions, the Drs. are redeemable at any time, in whole or in part, at the option of the Company. Interest on the Drs. will be paid semi-annually in arrears on March 1 and September 1 of each year. In conjunction with this issuance, the Dealer paid the Company a premium for the right to require the mandatory tender of all outstanding Drs. at March 1, 2003. Additionally, the Company settled its interest rate hedge agreements in conjunction with this debt issuance. The all-in effective interest rate, including the estimated issuance costs, the premium received from the Dealer, and the cost associated with the settlement of the interest rate hedge agreements, is 6.86% over the initial five-year term of the Drs.

        On March 18, 1998, the Company completed a direct placement of 800,000 shares of common stock priced at $37.50 per share to several institutional investors. The $30.0 million of proceeds, before transaction costs, were used to reduce debt outstanding under the Acquisition Facility.

ITEM 2. PROPERTIES.


        As of December 31, 1997, the Company's portfolio consisted of 118 properties, including office (including research and development), industrial (e.g., warehouse and distribution) and retail facilities, which are located in 25 states and are leased to tenants in a variety of industries. Set forth below is certain information relating to the Company's properties.

                                                                                    NET
                                                                                  RENTABLE
PROPERTY NAME/                                                         NUMBER OF  SQUARE        SIGNIFICANT
STREET ADDRESS                    CITY, STATE                 TYPE     PROPERTIES  FEET         TENANTS
------------------------------------------------------------------------------------------------------------------------------------
MID ATLANTIC
7700/7720 Hubble Dr.              Lanham, MD                  Office      1       120,000      Computer Sciences Corp.
Gatehall Corporate Center II      Parsippany, NJ              Office      1       420,000      AT&T Capital Corp.
2 Corporate Center                Melville, NY                Office      1       270,000      Olympus America
2476 Swedesford Rd.               Paoli, PA                   Office      2       370,562      Unisys Corp.
935 First Ave.                    King of Prussia, PA         Office      1       118,800      Lockheed Martin Corp.
7621 Energy Pkwy.                 Baltimore, MD             Industrial    1       222,636      Sunbelt Beverage Corp.
200 Dunn Rd.                      Lyons, NY                 Industrial    1       240,000      GATX Logistics
2900 McLane Dr.                   Lysander, NY              Industrial    1       240,000      GATX Logistics
4472 Steelway Blvd. N. (A - F)    Clay, NY                  Industrial    1       372,500      GATX Logistics
4472 Steelway Blvd. N. (G & H)    Clay, NY                  Industrial    1       160,000      GATX Logistics
4580 Steelway Blvd. S.            Clay, NY                  Industrial    1       123,000      GATX Logistics
45-10 19th Ave.                   Astoria, NY               Industrial    1        48,673      Caterair International Corp.
24-20 49th Ave.                   Astoria, NY               Industrial    1        24,939      Caterair International Corp.
8401 Escort St.                   Philadelphia, PA          Industrial    1        31,218      Caterair International Corp.

MIDWEST
2611 Corporate West Dr.           Lisle, IL                   Office      1       236,000      Unisys Corp.
440 North Fairway Dr.             Vernon Hills, IL            Office      1       102,208      Komatsu America
100 Terrace Point Dr.             Muskegon, MI                Office      1       143,754      SPX Corp.
700 Terrace Point Dr.             Muskegon, MI                Office      1        70,700      SPX Corp.
1275 Red Fox Rd.                  Arden Hills, MN             Office      1        73,150      Deluxe Corp.
3115 Centre Point Dr.             Roseville, MN               Office      1        41,574      Northern States Power Co.
401 West Michigan St.             Milwaukee, WI               Office      1       229,888      Blue Cross & Blue Shield United of WI
4000 South Racine Ave.            Chicago, IL               Industrial    1       140,000      Uarco Incorporated
450 Barclay Blvd.                 Lincolnshire, IL          Industrial    1       161,840      Volkswagen of America
600 North Kilbourn Ave.           Chicago, IL               Industrial    1       172,846      Art Line
2201 East Loew Rd.                Marion, IN                Industrial    1       249,920      Dunham's Athleisure Corp.
3900 William Richardson Dr.       South Bend, IN            Industrial    1       225,000      Tech Data Corp.
5015 South Water Cir.             Wichita, KS               Industrial    1       105,600      Case Swayne Co.
221 West 79th St.                 Bloomington, MN           Industrial    1        22,536      Caterair International Corp.
3501 East Terra Dr.               O'Fallon, MO              Industrial    1       402,192      Lever Brothers Co.
2875 Needmore Rd.                 Dayton, OH                Industrial    1       345,325      REX Stores Corp.
4150 Lockbourne Industrial Pkwy.  Columbus, OH              Industrial    1       398,471      Sears Logistics Services

NEW ENGLAND
100 Longwater Cir.                Norwell, MA                 Office      1        53,000      Serono Laboratories
101 Philip Dr.                    Norwell, MA                 Office      1        32,500      Kluwer Boston
1022 Hingham St.                  Rockland, MA                Office      1       125,366      Blue Cross & Blue Shield of Mass.
105 Forbes Blvd.                  Mansfield, MA               Office      1        15,625      Chrysler Corp.
30 Dan Rd.                        Canton, MA                  Office      1        80,000      Parsons Main
300 Foxborough Blvd.              Foxborough, MA              Office      1        45,000      Pezrow New England
300 Friberg Pkwy.                 Westborough, MA             Office      1        88,000      Bay State Gas Company
6 Riverside Dr.                   Andover, MA                 Office      1        77,048      MultiLink
65 Dan Rd.                        Canton, MA                  Office      1        67,185      Avitar
85 Dan Rd.                        Canton, MA                  Office      1        80,000      Vacant
One Longwater Cir.                Norwell, MA                 Office      1        27,100      Giga Information
RiverPark (office section)        North Reading, MA           Office      1       150,000      Lotus Development
RiverPark (industrial section)    North Reading, MA         Industrial    2       292,000      Lotus, Central National-Gottesman

                                                                                    NET
                                                                                  RENTABLE
PROPERTY NAME/                                                         NUMBER OF  SQUARE        SIGNIFICANT
STREET ADDRESS                    CITY, STATE                 TYPE     PROPERTIES  FEET         TENANTS
------------------------------------------------------------------------------------------------------------------------------------
PACIFIC
Warner Crossing                    Tempe, AZ                    Office      5       381,712      AlliedSignal, Wells Fargo
1210 California Cir.               Milpitas, CA                 Office      1       120,576      Lam Research Corp.
1260 Crossman Ave.                 Sunnyvale, CA                Office      1       174,600      Lockheed Martin Aerospace Corp.
1565 Barber Ln.                    Milpitas, CA                 Office      1       102,240      Hitachi PC Corp.
18880 Homestead Rd.                Cupertino, CA                Office      1       101,373      Rational Software Corp.
2000 & 2050 Corporate Ctr. Dr.     Thousand Oaks, CA            Office      2       217,613      WellPoint Health Networks
3701 Doolittle Dr.                 Redondo Beach, CA            Office      1       124,400      TRW, Inc.
46702 Bayside Pkwy.                Fremont, CA                  Office      1        44,941      Cirrus Logic
46831 Lakeview Blvd.               Fremont, CA                  Office      1        76,641      Cirrus Logic
5200 Sheila St.                    Commerce, CA                 Office      1       108,000      Certified Grocers of California
6300 Dumbarton Cir.                Fremont, CA                  Office      1        44,000      Kelley-Clarke
Canyon Corporate Center            Anaheim, CA                  Office      3       309,144      Experian, L.A. Cellular
Charleston Place                   Mountain View, CA            Office      3       187,380      Sun Microsystems, 3Com
Edenvale                           San Jose, CA                 Office      1       286,330      Xerox, Western Digital
Sunnyvale Research Center          Sunnyvale, CA                Office      4       215,481      Mitsubishi Electronics America
Walnut Creek Center                Walnut Creek, CA             Office      2       145,000      Teradyne, Fresenius USA
12110 North Pecos St.              Westminster, CO              Office      1        55,310      Frontier Corp.
1499 West 121st St.                Westminster, CO              Office      1        62,100      Frontier Corp.
6162 South Willow Dr.              Englewood, CO                Office      1       158,146      Lucent Technologies
6901 South Havana St.              Englewood, CO                Office      1       137,900      Galileo International
Decker Lake Lane Center            Salt Lake City, UT           Office      1       173,107      First Health Strategies
3002 North 27th Ave.               Phoenix, AZ                Industrial    1       106,763      Universal Technical Institute
10054 Old Grove Rd.                San Diego, CA              Industrial    1        90,500      Fluid Systems Corp.
2652 East Long Beach Ave.          E. Los Angeles, CA         Industrial    1       272,236      Ralph's Grocery Co.
370 Adrian Rd.                     Millbrae, CA               Industrial    1        20,019      Caterair International Corp.
50 Adrian Ct.                      Burlingame, CA             Industrial    1        35,375      Caterair International Corp.
500 South Seventh Ave.             City of Industry, CA       Industrial    1       286,822      Volkswagen of America
7621 Energy Pkwy.                  Aurora, CO                 Industrial    1       119,200      Arrow Electronics
1085 Bible Way                     Reno, NV                   Industrial    1        20,066      Caterair International Corp.
18850 28th Ave.                    Seattle, WA                Industrial    1        30,750      Caterair International Corp.

SOUTH ATLANTIC
Oak Grove Plaza                    Jacksonville, FL             Office      3       230,346      AT&T Universal Card, HomeSide
                                                                                                 Lending
1500/1600 RiverEdge Pkwy.          Atlanta, GA                  Office      1       444,362      IBM Corp., Siemens
3120 Breckinridge Blvd.            Duluth, GA                   Office      1       190,000      Primerica Life Insurance
11650 Central Pkwy.                Jacksonville, FL           Industrial    1       180,054      Volkswagen of America
2800 Collingswood Dr.              Orlando, FL                Industrial    1        49,148      Caterair International Corp.
3500 Northwest 24th St.            Miami, FL                  Industrial    1       108,534      Caterair International Corp.
3630 Northwest 25th St.            Miami, FL                  Industrial    1        55,610      Caterair International Corp.
4101 Northwest 25th St.            Miami, FL                  Industrial    1        46,749      Caterair International Corp.
Gateway Lakes II                   St. Petersburg, FL         Industrial    2       179,000      MC Graphics, Jabil Circuit
5675 North Blackstock Rd.          Spartanburg, SC            Industrial    1       563,210      adidas America

SOUTH CENTRAL
2424 Manhattan Blvd.               Harvey, LA                   Retail      1       124,348      SGSM Acquisition Co.(*)
3900 Airline Hwy.                  Metairie, LA                 Retail      1       108,308      Schwegmann Giant Super Markets
4500 Tchoupitoulas St.             New Orleans, LA              Retail      1        80,005      SGSM Acquisition Co.
8000 Greenwell Springs Rd.         Baton Rouge, LA              Retail      1        69,272      Schwegmann Giant Super Markets
2003, 2005, & 2007 Corporate Ave.  Memphis, TN                  Office      1       241,927      Federal Express Corp.
1321 Greenway Ave.                 Irving, TX                   Office      1        87,635      Microsoft Corp.
13800 Diplomat Dr.                 Farmers Branch, TX           Office      1       222,267      IBM Corp.
1460 North Glenville Dr.           Richardson, TX               Office      1       121,068      Northern Telecom
17201 Waterview Pkwy.              Dallas, TX                   Office      1        61,750      ADS Alliance Data Systems
2021 Lakeside Blvd.                Richardson, TX               Office      1        60,000      Northern Telecom
2901 Kinwest Pkwy.                 Irving, TX                   Office      1       174,421      Nissan Motor Acceptance Corp.
3000 Waterview Pkwy.               Richardson, TX               Office      1       300,820      Hewlett-Packard Co.
8400 Winchester Rd.                Memphis, TN                Industrial    1       812,697      NIKE, Inc.
100 Donwick Dr.                    Conroe, TX                 Industrial    1       251,850      Compaq Computer Corp.
105 West Bethany Rd.               Allen, TX                  Industrial    1       261,700      Electronic Data Systems Corp.
500 Airline Dr.                    Coppell, TX                Industrial    1       510,654      MJDesigns
                                                                           ---   ----------
      Total                                                                118   16,759,616
                                                                           ===   ==========

(*) Lease began January 7, 1998

LEASE EXPIRATIONS

        The following table shows scheduled lease expirations for all leases for the properties as of December 31, 1997:


                                                                                                   CURRENT TOTAL
                                                                   NUMBER OF  NET RENTABLE SQUARE  ANNUAL RENTS UNDER
                                                                    LEASES    FEET SUBJECT TO      EXPIRING LEASES (1)
YEAR OF LEASE EXPIRATION (2)                                       EXPIRING   EXPIRING LEASES      (IN THOUSANDS)
1998...............................................................    4           115,108         $   1,501
1999...............................................................    4           548,944             2,720
2000...............................................................   13         1,760,544            13,108
2001...............................................................   10         1,586,305             8,025
2002...............................................................   10         1,751,014            15,961
2003...............................................................    8         1,617,897            12,815
2004...............................................................   17         3,294,925            21,391
2005...............................................................    3           234,549             2,066
2006...............................................................   12         1,657,445            19,002
2007...............................................................    4           292,854             3,358
2008 and thereafter................................................   34         3,820,031            29,824
                                                                    ----        ----------         ---------
      Total ......................................................   119        16,679,616         $ 129,771
                                                                    ====        ==========         =========

         (1) Reflects monthly base rent in effect on December 31, 1997, multiplied by 12.

         (2) Lease expirations, assuming tenants do not exercise existing renewal, termination or purchase options.


PORTFOLIO COMPOSITION

        The following table sets forth the composition of the Company's properties as of December 31, 1997:

                                    CURRENT TOTAL   PERCENT OF TOTAL
                                    ANNUAL RENTS    ANNUAL RENTS
                               BY PROPERTY TYPE (1) REPRESENTED BY   NUMBER OF
                                    (IN THOUSANDS)  PROPERTY TYPE   PROPERTIES
    Office ......................       $ 93,021        71.7%             71
    Industrial ..................         32,613        25.1%             43
    Retail ......................          4,137         3.2%              4
                                        --------       -----        --------
     Total ......................       $129,771       100.0%            118
                                        ========       =====        ========

        (1) Reflects monthly base rent in effect on December 31, 1997, multiplied by 12.


ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 1997.

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

                                                        Common Stock
Quarter Ended         High             Low            Dividends Declared
-------------         ----             ---            ------------------

1996
----
March 31            $   30.375       $   27.000            $  0.62
June 30             $   30.875       $   27.125            $  0.62
September 30        $   32.375       $   29.125            $  0.62
December 31         $   35.500       $   31.125            $  0.63

1997
----
March 31            $   36.750       $   31.000            $  0.63
June 30             $   33.875       $   31.625            $  0.63
September 30        $   36.125       $   32.875            $  0.63
December 31         $   39.125       $   34.500            $  0.64


        On March 20, 1998, the reported closing sale price per share of Common Stock on the NYSE was $37.4375.

    (b) Holders

        The Company had 466 record stockholders of Common Stock as of March 16, 1998.

    (c) Dividends

        In addition to the dividends declared to holders of Common Stock, the Company also declared dividends to holders of its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock. For the year ended December 31, 1997, the Company declared dividends of $2.34375 per share on its Series A Preferred Stock and $2.30 per share on its Series B Preferred Stock. For the period from October 10, 1997 to December 15, 1997, the Company declared dividends of $0.3778 per share on its Series C Preferred Stock.

        Since the consummation of the Company's initial public offering in June 1993, the Company has paid regular and uninterrupted distributions. The Company intends to continue to declare quarterly distributions on its Common Stock. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's earnings, financial condition, capital requirements, and such other factors as the Company's Board of Directors deems relevant.

    (d) Recent Sales of Unregistered Securities

        On December 31, 1997, TriNet Property Partners, L.P. ("TPP"), a newly-formed partnership in which a wholly-owned subsidiary of the Company is the sole general partner, acquired a portfolio of nine office/R&D buildings from a group of limited partnerships controlled by Keller/Davis Company, L.L.C. (the "Private Partnerships"). In the transaction, the Private Partnerships contributed the properties to TPP and TPP issued limited partnership units (the "Units") having an initial value of $765,000 to holders of interests in the Private Partnerships. The offering and sale of the Units was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption provided by Section 4(2) of the Act for transactions not involving a public offering of securities. Under the terms of the TPP limited partnership agreement, the holders of the Units have the right to require TPP to redeem their Units, subject to certain conditions. TPP may redeem the Units for cash or may elect to deliver an equivalent number of shares of the Company's Common Stock to the holders of the Units.

ITEM 6.        SELECTED FINANCIAL DATA

        The following sets forth summary financial, and operating and other data on an historical basis for the Company and, for the periods prior to the Initial Offering, the properties that were owned by seven predecessor partnerships. The Company's operating data is presented for the years ended December 31, 1993 through 1997. The balance sheet data is presented at December 31st of the corresponding year. This data should be read in conjunction with the financial statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.


                                                                              YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                      1997            1996             1995             1994             1993
                                                  -----------    -------------     ------------     ------------     ------------
                                                                       (in thousands, except per share and property data)
OPERATING DATA:
---------------
Rent revenues                                     $   106,862      $    75,252      $    56,199      $    35,020      $    17,511
Income before gain on sale of real estate and
    extraordinary items                                53,249           24,835           20,234           15,912            6,767
Gain on sale of real estate                               985            6,807               --               --               --
Income before
     extraordinary items                               54,234           31,642           20,234           15,912            6,767
Extraordinary gain on expropriation                        98               --               --               --               --
Extraordinary gain from casualty loss                      --            3,178               --               --               --
Extraordinary charge from early
     extinguishment of debt                                --           (2,191)          (9,561)              --               --
Net income                                        $    54,332      $    32,629      $    10,673      $    15,912      $     6,767

Earnings available per common share - basic       $      2.31      $      2.09      $      0.95      $      1.84      $        --
Earnings available per common share - diluted     $      2.28      $      2.08      $      0.95      $      1.83      $        --
Dividends declared per common share               $      2.53      $      2.49      $      2.45      $      2.38      $      1.27

OTHER DATA:
-----------
Funds From Operations (1)                         $    63,574      $    41,551      $    30,642      $    22,380      $    10,440
Cash flows provided by (used in):
     Operating activities                         $    71,272      $    46,683      $    38,788      $    24,531      $     9,416
     Investing activities                            (448,165)        (162,700)        (161,474)        (156,352)        (130,454)
     Financing activities                             372,212          111,625          122,751          138,063          123,298
Total properties (at end of period)                       118               79               97               82               67
Total net rentable square feet (at end
     of period, in thousands)                          16,760           12,295           10,747            8,590            5,851
Ratio of earnings to combined fixed charges
     and preferred stock dividends(2)                    2.26x            1.78x              --               --               --
Ratio of earnings to fixed charges(2)                    3.10x            2.05x            1.97x            2.65x            2.17x

BALANCE SHEET DATA (AT END OF PERIOD):
--------------------------------------
Real estate, before accumulated depreciation      $ 1,164,956      $   704,329      $   538,717      $   377,522      $   221,477
Total assets                                        1,155,904          708,238          559,727          401,241          229,099
Total unsecured debt                                  367,676          251,918           77,000               --               --
Total secured debt                                     66,446           55,013          167,750          204,415          114,912
Total liabilities                                     479,916          342,190          270,387          214,554          120,151
Total minority interest                                   765               --               --               --               --
Stockholders' equity                                  675,223          366,048          289,340          186,687          108,948

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for definition of Funds From Operations.

(2) The ratios of (i) earnings to combined fixed charges and preferred stock dividends and (ii) earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of pre-tax income from continuing operations plus fixed charges (excluding preferred stock dividends). Fixed charges consist of interest expense and the amortization of debt issuance costs, and with respect to the ratio of earnings to combined fixed charges and preferred stock dividends, preferred stock dividend requirements. For the periods presented, the Company had no capitalized interest.

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

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997, TO YEAR ENDED DECEMBER 31, 1996:

REVENUES

        For the year ended December 31, 1997, rent revenues increased $31.6 million, or 42%, to $106.9 million, from $75.3 million for the same period in 1996. This significant increase was the result of the Company's acquisitions during 1997 and 1996. The 1997 Acquired Properties contributed $22.4 million to rent revenues during 1997. The remaining net increase of $9.2 million was primarily due to rents received for a full year of operations on the properties acquired during 1996 , offset by a decrease of approximately $5.7 million due to the properties sold since January 1, 1996. On a cash basis, "same store" rents increased 2.57% or $1.3 million.

        The Company's joint venture investment in the Sunnyvale Partnership contributed $812,000 to revenues in 1997, compared to $455,000 for 1996. This increase reflects a full year of operations from the Sunnyvale Partnership as the Company made its initial investment on June 26, 1996.

        TriNet Property Management, Inc., a newly formed subsidiary of the Company, realized increased management fee income as a result of opening on-site property management offices at two of the Company's properties. One such office was opened at the RiverEdge property in Atlanta, Georgia, in July 1997, and the other was opened at the Microsoft property in Irving, Texas, in September 1997. In prior years, management fees were presented as an offset to property operating costs and have been reclassified to conform to the current year presentation.

        Management fees for the year ended December 31, 1997, were $707,000 reflecting a 190% increase from the same period of 1996. This increase was primarily the result of opening the new on-site property management offices and eliminating some third party fee managers on other existing properties. The Company expects to open additional on-site property management offices in geographic areas where it presently has or expects to have significant holdings.

        Other revenues which include interest income, advisory fees and structuring fees decreased by 18% to $911,000 for the year ended December 31, 1997. Contributing to the decrease was approximately $500,000 of revenues recognized in 1996. Such revenues were comprised of a fee from the sale of the 34 retail stores leased to REX Stores Corporation and a settlement structuring fee from the settlement with MacFrugal's. This decreased revenue was offset by recognition of approximately $319,000 of income from the Company's advisory services provided in connection with certain build-to-suit acquisitions.



PROPERTY OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

        Property operating costs were $3.8 million for the year ended December 31, 1997, compared to $3.0 million for the same period of 1996. The 30% increase is attributable to the continued growth in the Company's portfolio resulting in higher operating costs and compares favorably to the 42% increase in rent revenue.

        General and administrative expenses were $6.6 million for the year ended December 31, 1997, compared to $5.4 million for 1996. This 23% increase is attributable to increased personnel and related overhead as a result of the Company's growth. Although general and administrative expenses have increased for 1997 when compared to

1996, these expenses significantly decreased as a percentage of rent revenues from 7.1% in 1996 to 6.2% in 1997. This decrease continues the downward trend in this percentage, which was 7.2% in 1995 and 7.3% in 1994. Additionally, general and administrative expenses have decreased as a percentage of gross real estate assets, including investment in joint venture, from 0.76% in 1996 to 0.57% in 1997. The Company believes this downward trend is due to realizing economies of scale in the Company's administrative operations as it acquires properties with higher rents.

INTEREST

        Interest expense for the year ended December 31, 1997, was $25.8 million compared to $23.6 million for 1996. Included in these numbers is amortization of interest rate protection agreements and loan costs of $2.5 million and $2.9 million for the years ended December 31, 1997 and 1996, respectively. Thus, the overall increase of $2.2 million is a combination of a $2.6 million increase in interest expense offset by a $400,000 decrease in the amortization of financing costs.

        The 12% increase in interest expense (excluding amortization of financing costs) from 1996 to 1997 was principally due to a larger weighted average debt balance of $319.1 million for 1997 versus $279.5 million for 1996. This increase resulted from the issuance of the 2017 Notes (defined hereafter) in July 1997, offset by a $9.1 million reduction in the average outstanding balance on the Acquisition Facility. Counteracting the larger weighted average debt balance was a lower weighted average interest rate on borrowings which fell from 7.27% in 1996 to 7.18% in 1997, a nine basis point decrease. This decrease continues the Company's trend of reducing its overall cost of debt. In April 1997, the Acquisition Facility was amended to include a $100.0 million competitive bid facility. Through December 31, 1997, borrowings under the bid option were at a weighted average spread over LIBOR of 59.6 basis points, a 32.9 basis point reduction from the contractual interest rate of 92.5 basis points over LIBOR. During 1997, LIBOR ranged from 5.375% to 6.000%. The overall decrease was offset in part by the higher average interest rates payable on the Company's long term fixed rate debt compared to the variable rate debt replaced. While the Company intends to continue to lower its cost of debt, such a result is dependent upon factors which are beyond the Company's control, and as such, there can be no assurance that this result will be achieved.

        The 12% decrease in the amortization of financing costs from 1996 to 1997 resulted from both the October 1996 amendment of the Acquisition Facility, which extended the maturity and therefore increased the amortization period of the loan costs, and the partial repayment on the 1994 Mortgage Loan during 1996, which resulted in the write-off of a portion of the deferred loan costs. These savings were countered by additional amortization of financing costs relating to the 2001 Notes and the 2006 Notes issued in May 1996, and the 2017 Notes issued in July 1997.

OTHER INCOME (EXPENSE) ITEMS

        Depreciation and amortization for the year ended December 31, 1997, increased $6.3 million, or 46%, over that of 1996 as a result of the Company's larger asset base. This increase was partially offset by the sale of properties subsequent to January 1, 1996.

        In March 1997, a 5,353 square foot parcel which was part of the Lockheed Martin Aerospace Corporation property, located in Sunnyvale, California, was expropriated by the Santa Clara County Transit District for construction of a light rail system. The Company received proceeds of $122,000 resulting in an extraordinary gain of $98,000. In May 1997, the Company sold a 148,595 square foot property located in Malvern, Pennsylvania, formerly leased to Unisys Corporation. The sale price was approximately $5.3 million and resulted in a gain of approximately $985,000.



PREFERRED DIVIDEND REQUIREMENT

        For the year ended December 31, 1997, the dividends applicable to preferred stock were $9.5 million compared to $3.6 million in 1996. This increase was due to the completion of a preferred stock offering in October 1997 (see "Liquidity and Capital Resources") together with a full year of dividend recognition related to the preferred stock issued in 1996.

EARNINGS AVAILABLE TO COMMON SHARES

Earnings available to common shares for the year ended December 31, 1997, were $44.8 million, a 55% increase over the 1996 amount of $29.0 million. This increase resulted from the continued growth in the Company's portfolio.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996, TO YEAR ENDED DECEMBER 31, 1995:

REVENUES

        For the year ended December 31, 1996, rent revenues increased $19.1 million, or 34%, to $75.3 million, from $56.2 million for the same period in 1995. This significant increase is the result of the Company's acquisitions during 1996 and 1995. The 1996 Acquired Properties, not including the properties owned by the Sunnyvale Partnership, contributed $11.5 million to rent revenues during 1996. The remaining net increase of $7.6 million was primarily due to rents received for a full year of operations on the properties acquired during 1995 , offset by a decrease of approximately $1.0 million due to the properties which were sold during the year.

        The Company's joint venture investment in the Sunnyvale Partnership contributed $455,000 to revenues in 1996 from the initial investment date of June 26, 1996, through December 31, 1996.

        Management fees for the year ended December 31, 1996, increased 126% over that of the same period in 1995. This was due in part to management fees being charged to tenants of new properties acquired during 1996. The remaining increase resulted from a monthly management fee for post-sale management of the Linvatec property which was sold in July 1996.

        Compared to 1995, other revenues for 1996 increased by 61% to $1.1 million. The increase was primarily due to a fee from the sale of the 34 retail stores leased to REX Stores Corporation and a settlement structuring fee from the settlement with MacFrugal's, which together comprised approximately $500,000 of other revenues in 1996.

PROPERTY OPERATING AND GENERAL AND ADMINISTRATIVE COSTS

        Property operating costs were $3.0 million for the year ended December 31, 1996, compared to $1.2 million in 1995. Expenses relating to the Federal Express property, which was acquired in March 1996, contributed $1.2 million to this $1.8 million increase. The Company has a maximum annual obligation under the Federal Express lease for operating expenses and taxes of approximately $1.5 million. The remaining increase was due to the continued growth in the Company's real estate portfolio.

        General and administrative expenses were $5.4 million for the year ended December 31, 1996, compared to $4.1 million for 1995. This increase of $1.3 million, or 32%, is attributable to increased personnel and related overhead as a result of the Company's growth. Although general and administrative expenses have increased for 1996 when compared to 1995, these expenses decreased as a percentage of rent revenues from 7.2% in 1995 to 7.1% in 1996.

INTEREST

        Interest expense for the year ended December 31, 1996, was $23.6 million compared to $20.9 million for 1995. Included in these numbers is amortization of interest rate protection agreements and loan costs of $2.9 million and $3.6 million for the years ended December 31, 1996 and 1995, respectively. Thus, the overall increase of $2.7 million was a combination of a $3.4 million increase in interest expense offset by a $700,000 decrease in the amortization of financing costs.

        This 20% increase in interest expense (excluding amortization of financing costs) from 1995 to 1996 was due to an increased weighted average debt balance, offset in part by a decreased weighted average interest rate during 1996. The weighted average debt balance was $279.5 million for 1996 compared to $235.8 million in 1995. The increase in the weighted average debt balance in 1996 was primarily due to borrowings to finance the 1996 Acquired Properties, offset by the net proceeds from the preferred stock offerings which were used to reduce mortgage loans and borrowings under the Acquisition Facility. The weighted average interest rate for 1996 was 7.27% compared to 7.35% in 1995. The decrease was due to a 25 basis point decrease in the spread over LIBOR on the 1994 Mortgage Loan and to a 25 basis point decrease in the spread over LIBOR on the Acquisition Facility due to the Company's attainment of investment grade ratings. During 1996, LIBOR ranged from 5.3125% to 5.6875%. The overall decrease was offset in part by the higher average interest rates payable on the Company's long term fixed rate debt compared to the variable rate debt replaced.

        The 21% decrease in the amortization of financing costs from 1995 to 1996 was primarily the result of significantly less amortization on the Acquisition Facility compared to the amortization from the debt instruments which were repaid in connection with the debt refinancing that occurred in the fourth quarter of 1995. In addition, amortization expense decreased during 1996 due to the two partial repayments on the 1994 Mortgage Loan that occurred during 1996. Partially offsetting this decrease was amortization relating to the 2001 Notes and the 2006 Notes, which were issued in May 1996.

OTHER INCOME (EXPENSE) ITEMS

        Depreciation and amortization for the year ended December 31, 1996, was $13.5 million compared to $10.6 million in 1995. This increase of approximately $2.9 million, or 28%, was primarily a result of the Company's larger asset base.

        As of December 31, 1996, the Company owned four properties leased to Schwegmann which represented approximately 5% of annualized rental revenues as of such date. On February 14, 1997, SGSM Acquisition Company, L.L.C. ("SGSM"), an entity formed by Kohlberg & Co., L.L.C., a privately owned investment firm, acquired the retail grocery operations of Schwegmann and, in connection therewith, assumed the lease on the Schwegmann property in New Orleans for the remaining 18 years of the primary lease term. In addition, SGSM subleased the three other Schwegmann properties through February 1998. The agreement also provided that the Company receive a $100,000 transaction structuring fee over two years and that Schwegmann pay for all of the Company's legal costs related to this transaction. Obligations with respect to all four of the Schwegmann properties were secured by a first mortgage and assignment of rents on a separate property that was owned by Schwegmann and leased to SGSM (the "Collateral Property"). The Collateral Property generates approximately $500,000 in annual rents.

        Schwegmann was experiencing financial difficulties due to an increasingly competitive grocery retailing environment. In consideration of the Company's focus on decreasing its retail property holdings and in response to Schwegmann's deteriorating financial condition, the Company recorded a provision for portfolio repositioning as of December 31, 1996, in the amount of $6.8 million, and therefore reduced the depreciable basis of the retail properties by $5.9 million and the related deferred rent receivable by $900,000.

        During 1996, the Company sold 36 real estate properties for an aggregate gain of approximately $6.8 million. On April 24, 1996, the Company sold its property in Denham Springs, Louisiana, to Schwegmann, the former tenant, for approximately $1.3 million, which resulted in an insignificant gain. On July 3, 1996, the Company sold a 124,950 square foot office building occupied by Linvatec Corporation and located in Largo, Florida, to Largo Lakes-1 Limited Partnership for a sale price of approximately $11.0 million. The Company recognized a gain of approximately $650,000 in connection with the sale. On November 26, 1996, the Company sold 34 retail stores net leased to REX Stores Corporation for $24.8 million. The Company recognized a gain of approximately $6.2 million in connection with this sale.

        On March 21, 1996, a property leased to an affiliate of MacFrugal's was destroyed by fire. On December 13, 1996, the Company received a $30.0 million cash settlement from MacFrugal's as compensation for the destruction of this warehouse/distribution building and as consideration for termination of the lease. Through December 13, 1996, the Company continued to receive rent payments from MacFrugal's in accordance with the lease. The Company recognized an extraordinary gain of $3.2 million from the settlement proceeds. The $30.0 million cash settlement included a lease cancellation fee of $3.5 million, which is being amortized over the remainder of the original lease term. The Company used approximately $20.0 million of the proceeds from this cash settlement to partially repay the 1994 Mortgage Loan, which resulted in an extraordinary charge as discussed below.

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

PREFERRED DIVIDEND REQUIREMENT

        For the year ended December 31, 1996, the dividends applicable to the preferred stock were $3.6 million. These dividends resulted from the Series A Preferred Stock offering and the Series B Preferred Stock offering which occurred during 1996. There was no preferred dividend requirement in 1995.

EARNINGS AVAILABLE TO COMMON SHARES

        Earnings available to common shares for the year ended December 31, 1996, were $29.0 million, an increase of 172% over the 1995 amount of $10.7 million. This increase resulted from the growth of the Company's portfolio.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities increased by $24.6 million, or 53%, to $71.3 million for the year ended December 31, 1997, when compared to the same period in 1996. The increase was primarily due to increased net income resulting from the growth in the Company's portfolio.

        Net cash used in investing activities was $448.2 million for the year ended December 31, 1997. These funds were expended primarily to acquire properties. The following table quantifies the Company's capital expenditures (in thousands) for the indicated years ended December 31:

                                                 1997         1996        1995
                                               --------     --------     --------
Real estate acquisitions                       $453,572     $222,412     $160,389
Investment in unconsolidated joint venture          176        6,550           --
Building improvements                               417          379          806
Corporate FF&E                                      295          303          279
                                               --------     --------     --------
                                               $454,460     $229,644     $161,474
                                               ========     ========     ========


        Net cash provided by financing activities for the year ended December 31, 1997, was $372.2 million, primarily a result of the proceeds from the February 1997 Offering (defined hereafter), the issuance of the 2017 Notes and the Series C Preferred Stock (defined hereafter) offering. Net proceeds from the February 1997 Offering were approximately $198.2 million, of which $111.7 million was used to pay down the balance on the Acquisition Facility and the remainder was used to purchase properties during March 1997. Net proceeds from issuance of the 2017 Notes were approximately $97.1 million. These proceeds were used to reduce the balance on the Acquisition Facility. Net proceeds on the Series C Preferred Stock offering were $96.6 million of which $80.9 million was used to reduce the balance on the Acquisition Facility and the remainder was used to purchase a property in October 1997. Net cash provided by financing activities was offset by common dividends paid of $47.5 million and preferred dividends paid of $9.2 million.

        On February 28, 1997, the Company completed an equity offering of 6,250,000 shares of common stock (including 250,000 shares issued in conjunction with the exercise of the underwriters' over-allotment option) at a price of $33.625 per share (the "February 1997 Offering"), generating proceeds (net of underwriters' discount and other offering costs) of $198.2 million.

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

        In May 1997, the Company formed a wholly-owned property management subsidiary, TriNet Property Management, Inc. The subsidiary was formed to expand the Company's capability to provide property management services on a fee basis for tenants in regions of the country where the Company has significant holdings. The first office was opened in July 1997 at the RiverEdge property in Atlanta, Georgia. A second office was opened in September 1997 at the Microsoft property in Irving, Texas.

        On July 14, 1997, the Company sold $100.0 million of 7.70% Notes due 2017 (the "2017 Notes") for 99.606% of the face value resulting in net proceeds of approximately $97.1 million. Net proceeds were used to reduce indebtedness under the Acquisition Facility. The 2017 Notes are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured indebtedness. Subject to certain conditions, the 2017 Notes are redeemable at any time, in whole or in part, at the option of the Company. Interest on the 2017 Notes will be paid semi-annually in arrears.

        On September 16, 1997, the Company completed an equity offering of 567,720 shares of common stock at a price of $35.875 per share. Net proceeds from the this offering were approximately $19.3 million, which were used to acquire new properties.

        On October 8, 1997, the Company completed a public offering of 4,000,000 shares of 8.00% Series C Cumulative Preferred Stock (the "Series C Preferred Stock") which generated net proceeds of $96.6 million. Dividends on the Series C Preferred Stock will be paid quarterly in arrears at the rate of 8.00% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.00 per share) in March, June, September, and December. The Series C Preferred Stock is redeemable at par, in whole or in part, at the option of the Company subsequent to October 7, 2002. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

        Scheduled principal amortization payments on mortgages are $389,000 for 1998. Also, the Company anticipates spending approximately $1.8 million on capital improvements to its properties during 1998. These and other short-term liquidity requirements of the Company, including the payment of common and preferred dividends, will be funded primarily from current operations. Any additional liquidity needs will be funded by short-term draws under the Acquisition Facility. As of December 31, 1997, the available amount of credit under the Acquisition Facility was $81.7 million.

         The Company expects to meet certain long-term liquidity requirements, such as property acquisitions and scheduled debt maturities, using long-term unsecured and secured borrowings and the issuance of debt securities or preferred and common stock of the Company. The Company has on file with the Securities and Exchange Commission two Form S-3 Registration Statements. One registration statement is a universal shelf registration statement authorizing the issuance of debt securities, common stock, preferred stock or depository shares representing preferred stock of the Company with a remaining availability of $256.0 million after the January 1998 Offering, the February 1998 Drs. offering, and the March 1998 Offering discussed below. The other registration statement authorized the issuance of $250.0 million of debt securities and has a remaining availability of $150.4 million. The exact amount of debt, common stock, preferred stock, and depository shares representing preferred stock issued will depend on acquisitions, asset sales, the Company's senior unsecured debt and preferred stock ratings, and the general interest rate environment.

        In managing the Company's long-term liquidity, consideration is given to both the weighted average maturity of the Company's fixed term debt instruments and to the ratio of total debt to total market capitalization. As of December 31, 1997 and 1996, the Company's weighted average fixed term debt maturity was
9.5 years and 6.0 years, respectively, and the ratio of total debt to total market capitalization was 30.5% and 34.7%, respectively. The lengthening of the weighted average fixed term debt maturity resulted from the issuance of the 2017 Notes and provides the Company additional financial flexibility. Similarly, the decline in the ratio of total debt to total market capitalization represents an improved capitalization structure which gives the Company more flexibility in the methods by which capital is raised.

        As of December 31, 1997, the Company had entered into a $43 million contract with a third party developer to acquire a property currently under construction. The acquisition of this property is subject to the completion of construction, occupancy of the premises by the tenant (pursuant to a lease that has already been executed by the party) and satisfaction of certain other conditions. Completion of construction is expected during the second quarter of 1998. Acquisition of this property is anticipated to be funded by a draw on the Company's Acquisition Facility.

        The Company enters into off-balance sheet interest rate hedge agreements to mitigate the effect of interest rate changes that may occur from the date that the Company determines the need to enter into a future debt agreement and the date that the related debt is issued. Such interest rate hedge agreements, which are generally indexed to U.S. government treasury securities, pertain to probable fixed rate debt issuances for which the Company has identified the significant characteristics and expected terms. Any gains or losses realized upon settlement of qualifying hedge transactions are amortized over the lives of the related debt agreements. In the event that the Company decides not to issue such debt or at the time the instrument no longer qualifies as a hedge, the Company would recognize a gain or loss in current operations based on the eventual settlement proceeds received or paid. As of February 24, 1998, all outstanding interest rate hedge agreements were settled in connection with the issuance of dealer remarketable securities, as discussed further below. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counter-parties is not deemed to be significant.

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. The provisions of SFAS No. 128 and SFAS No. 129 are included in the Company's financial statements and prior years have been restated as required by these provisions.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 130 and SFAS No. 131 are effective for financial statements issued for periods beginning after December 15, 1997. These new standards are not expected to have a material effect on the Company's consolidated financial statements.

SUBSEQUENT EVENTS

        On January 7, 1998, a new 20-year lease was executed by SGSM on the Schwegmann property in Harvey, Louisiana.

        On January 8, 1998, the Company completed a follow-on equity offering of 2,405,000 shares of common stock at a price of $37.00 per share (the "January 1998 Offering"). Net proceeds from the January 1998 Offering were approximately $87.6 million and were used to pay down the Acquisition Facility.

        On January 20, 1998, the Company acquired a built-to-suit office property comprising 239,749 square feet located in Denver, Colorado, for a purchase price of approximately $44.2 million. The property is 100% net leased to ICG Holdings, Inc. pursuant to a lease which expires in December 2012. The Company received a credit enhancement in the form of a $10.0 million security deposit.

        On January 30, 1998, the Company acquired three office buildings and two adjacent land parcels in Concord, Massachusetts, for a total consideration of $26.6 million. The three office buildings comprise 190,389 square feet while the two land parcels total 12.7 acres. The properties were acquired via a merger and as part of the merger consideration, the seller received 47,956 shares of restricted common stock, subject to certain registration rights, and has the right to receive additional shares based on development of the land parcels.

        On February 5, 1998, Schwegmann was unable to meet its lease obligations on the remaining two Schwegmann properties in Baton Rouge and Metairie, Louisiana, and was in default of these lease agreements with the Company. The Company is currently negotiating with Schwegmann regarding a resolution and does not expect a material impact on its financial condition or results of operations.

        On February 24, 1998, the Company sold to the public $125 million of 6.75% Dealer remarketable securities due March 1, 2013, (the "Drs.") at a price of 99.706% of the principal amount. Net proceeds (before issuance costs) from the Drs. were approximately $124.0 million, of which $120.6 million was used to pay down the balance on the Acquisition Facility. The Drs. are subject to a mandatory tender on March 1, 2003, to J.P. Morgan Securities, Inc. (the "Dealer"), and subject to certain terms and conditions, must be remarketed by the Dealer. The Drs. are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured indebtedness. Subject to certain conditions, the Drs. are redeemable at any time, in whole or in part, at the option of the Company. Interest on the Drs. will be paid semi-annually in arrears on March 1 and September 1 of each year. In conjunction with this issuance, the Dealer paid the Company a premium for the right to require the mandatory tender of all outstanding Drs. at March 1, 2003. Additionally, the Company settled its interest rate hedge agreements in conjunction with this debt issuance. The all-in effective interest rate, including the estimated issuance costs, the premium received from the Dealer, and the cost associated with the settlement of the interest rate hedge agreements, resulted in an effective interest rate of 6.86% over the initial five-year term of the Drs.

        On February 25, 1998, TPP acquired two properties in metropolitan Boston, Massachusetts, for a purchase price of approximately $13.3 million. One property is a 108,085 square foot office/distribution building while the other property is a 104,765 square foot warehouse/distribution facility.

        On March 12, 1998, the Company via a joint venture with Whitehall Street Real Estate Limited Partnership IX ("Whitehall"), an affiliate of Goldman, Sachs & Co., acquired two downtown office towers, a parking facility, and a development parcel in New Orleans, Louisiana, for a purchase price of approximately $114.3 million. The properties consist of a 28-story, 526,041 square foot office tower; a 24-story, 422,890 square foot office tower; a 1,078 space parking garage; a 1.5 acre development parcel; and a 0.68 acre garage expansion site. The Company has a 50% interest in the joint venture and will manage the assets of behalf of the venture. Commencing in March 2001, subject to acceleration under certain circumstances, Whitehall has the right to exchange its interest in the joint venture for shares of the Company's Common Stock, with registration rights.

        On March 19, 1998, the Company completed a direct placement of 800,000 shares of common stock priced at $37.50 per share to several institutional investors (the "March 1998 Offering"). The $30.0 million of proceeds, before transaction costs, were used to reduce debt outstanding under the Acquisition Facility.

FUNDS FROM OPERATIONS

        The definition of Funds From Operations ("FFO") was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only real estate related assets), less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. The Company's FFO is not comparable to FFO reported by other real estate investment trusts ("REITs") that do not define FFO using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company believes that to facilitate a clear understanding of the historical operating results of the Company, FFO should be examined in conjunction with income as presented in the Consolidated Statements of Operations. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or cash flows from operating activity (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The table below presents the calculations for FFO on a quarterly basis for the years ended December 31, 1997, 1996, and 1995:

                                                                       FOR THE THREE MONTHS ENDED:
                                                   -------------------------------------------------------------------
                                                   DECEMBER 31   SEPTEMBER 30    JUNE 30       MARCH 31       TOTAL
                                                   -----------   ------------   ---------      --------     ----------
                                                                             (in thousands)
1997
----
Funds From Operations:
      Income before gain and extraordinary items     $ 15,938      $ 13,517      $ 13,349      $ 10,445      $ 53,249
      Real estate depreciation                          5,679         5,166         4,676         3,826        19,347
      Joint venture income                               (184)         (183)         (207)         (238)         (812)
      Joint venture FFO                                   309           308           332           363         1,312
      Preferred dividend requirement                   (3,764)       (1,919)       (1,920)       (1,919)       (9,522)
                                                     --------      --------      --------      --------      --------
                                                     $ 17,978      $ 16,889      $ 16,230      $ 12,477      $ 63,574
                                                     ========      ========      ========      ========      ========
      Common dividends declared                      $ 13,346      $ 13,131      $ 12,774      $ 12,773      $ 52,024
                                                     ========      ========      ========      ========      ========

1996
----
Funds From Operations:
      Income before gain and extraordinary items     $  2,500      $  8,497      $  7,148      $  6,690      $ 24,835
      Real estate depreciation                          3,579         3,383         3,231         3,100        13,293
      Joint venture income                               (217)         (223)          (15)           --          (455)
      Joint venture FFO                                   349           353            22            --           724
      Provision for portfolio repositioning             6,800            --            --            --         6,800
      Preferred dividend requirement                   (1,920)       (1,570)         (156)           --        (3,646)
                                                     --------      --------      --------      --------      --------
                                                     $ 11,091      $ 10,440      $ 10,230      $  9,790      $ 41,551
                                                     ========      ========      ========      ========      ========
      Common  dividends declared                     $  8,799      $  8,610      $  8,586      $  8,582      $ 34,577
                                                     ========      ========      ========      ========      ========

1995
----
Funds From Operations:
      Income before extraordinary charge             $  6,040      $  5,290      $  4,764      $  4,140      $ 20,234
      Real estate depreciation                          2,856         2,826         2,536         2,190        10,408
                                                     --------      --------      --------      --------      --------
                                                     $  8,896      $  8,116      $  7,300      $  6,330      $ 30,642
                                                     ========      ========      ========      ========      ========
      Common dividends declared                      $  8,583      $  6,613      $  6,613      $  6,613      $ 28,422
                                                     ========      ========      ========      ========      ========

        The Company's FFO payout ratio, which is expressed as annual dividends paid per share divided by annual FFO per share, has decreased over the past three years from 89.7% in 1995, to 83.1% in 1996, to 77.3% in 1997. By continuing to lower the payout ratio, the Company is able to retain more FFO (FFO retained), which is the least expensive form of equity capital for new investments. FFO retained, which is FFO less dividends declared, has increased from $2.2 million, to $7.0 million, to $11.6 million for the same three years ending December 31, 1997.

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


YEAR 2000

        The Company's primary uses of software systems are for corporate and property accounting. The Company's current system is widely used by the real estate industry and is Year 2000 compliant. The Company is replacing its current corporate and property accounting system with one which is also designed to be Year 2000 compliant. Therefore, the Company believes that the risk of Year 2000 compliance is not significant as it relates to its computer software systems.
        At this time, no estimates can be made as to any potential adverse impact resulting from the failure of tenants and third-party service providers and vendors to prepare for the Year 2000. The Company is attempting to identify those risks as well as to receive compliance certificates from all third parties that have a material impact on the Company's operations, but the cost and timing of third party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

FORWARD-LOOKING INFORMATION

        This annual report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which would have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for office and industrial properties in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 27, 1998.


ITEM 11. EXECUTIVE COMPENSATION

        Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 27, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 27, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 27, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K



(a) (1) FINANCIAL STATEMENTS

                                                                                Reference
                                                                                ---------
              Report of Independent Accountants                                   F-2
              Consolidated Balance Sheets as of December 31, 1997 and 1996        F-3
              Consolidated Statements of Operations for the Years
                  Ended December 31, 1997, 1996 and 1995                          F-4
              Consolidated Statements of Changes in Stockholders' Equity
                  for the Years Ended December 31, 1997, 1996 and 1995            F-5
              Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1997, 1996 and 1995                                F-6
              Notes to Consolidated Financial Statements                          F-7

(a) (2) FINANCIAL STATEMENT SCHEDULES

              Schedule III - Real Estate and Accumulated Depreciation             F-21

              Notes to Schedule III                                               F-29

(a) (3) EXHIBITS

Exhibit No.                             Description
-----------                             -----------

3.1 Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 (i) to the Registration Statement on Form S-11 of TriNet Corporate Realty Trust, Inc., Registration No. 33-59836.)

3.2      Definitive Articles Supplementary Establishing and Fixing the
         Rights and Preferences of a Series of Shares of Preferred Stock (Series
         A Preferred Stock). (Incorporated by reference to Exhibit 1 of Form
         8-A/A of TriNet Corporate Realty Trust, Inc., dated June 26, 1996, filed with the Securities and Exchange Commission on June 28, 1996.)

3.3      Definitive Articles Supplementary Establishing and Fixing the
         Rights and Preferences of a Series of Shares of Preferred Stock (Series
         B Preferred Stock). (Incorporated by reference to Exhibit 1 of Form
         8-A/A of TriNet Corporate Realty Trust, Inc., dated August 9, 1996, filed with the Securities and Exchange Commission on August 12, 1996.)

3.4      Definitive Articles Supplementary Establishing and Fixing the
         Rights and Preferences of a Series of Shares of Preferred Stock
         (Series C Preferred Stock). (Incorporated by reference to Exhibit 1 of
         Form 8-A of TriNet Corporate Realty Trust, Inc., dated October 3, 1997, filed with the Securities and Exchange Commission on October 14, 1997.)

3.5      Amended and Restated Bylaws. (Incorporated by reference to Exhibit
         3.1 (ii) to the Registration Statement on Form S-11 of TriNet Corporate
         Realty Trust, Inc., Registration No. 33-59836.)

4.1 Definitive Indenture, dated as of May 22, 1996. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated June
         14, 1996 of TriNet Corporate Realty Trust, Inc.)


4.2 Definitive Supplemental Indenture No. 1, dated as of May 22, 1996, relating to the 7.30% Notes due 2001 and the 7.95% Notes due 2006.
         (Incorporated by reference to Exhibit 4.1 to the Current Report on Form
         8-K, dated June 14, 1996 of TriNet Corporate Realty Trust, Inc.)

4.3 Definitive Supplemental Indenture No. 2, dated as of July 14, 1997, relating to the 7.70% Notes due 2017 and including the form of the 7.70% Notes due 2006. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, dated July 9, 1997 of TriNet Corporate
         Realty Trust, Inc.)

4.4      TriNet Corporate Realty Trust, Inc. Amended and Restated 1993 Stock
         Incentive Plan. (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust,
         Inc., Registration No. 33-59836.)

4.5      TriNet Corporate Realty Trust, Inc. 1995 Stock Incentive Plan.
         (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, of TriNet Corporate Realty Trust Inc., Registration No.
         33-02222.)

4.6 TriNet Corporate Realty Trust, Inc. 1997 Stock Incentive Plan, including the description of Management Stock Purchase Program of TriNet Corporate Realty Trust, Inc. and the description of Dividend
         Equivalent Rights Program of TriNet Corporate Realty Trust, Inc.


4.7      TriNet Corporate Realty Trust, Inc. 1993 - 1994 Performance Based
         Management Incentive Plan. (Incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-11, of TriNet Corporate Realty
         Trust, Inc., Registration No. 33-74284.)


10.1     Loan Agreement dated December 6, 1994, by and among Nomura Asset
         Capital Corporation, Pacific Mutual Life Insurance Company and TriNet
         Essential Facilities XII, Inc. (Incorporated by reference to Exhibit
         10.1 to the Registration Statement on form S-3, of TriNet Corporate
         Realty Trust, Inc., Registration No. 33-87256.)

10.2 Interest Rate Protection Agreement dated May 21, 1993, between certain of the Company's subsidiaries and UBS Securities (Swaps), Inc.
         (Incorporated by reference to Exhibit 10.32 to the Registration
         Statement on Form S-11, of TriNet Corporate Realty Trust, Inc.,
         Registration No. 33-74284)

10.3     Interest Rate Protection Agreement dated December 6, 1994, between
         TriNet Essential Facilities XII, Inc. and Morgan Guaranty Trust Company of New York.

10.4     Form of Noncompetition Agreement dated as of June 2, 1993, between the
         Company and certain of its executive officers. (Incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust, Inc., Registration No. 33-59836.)


10.5 Form of Option Agreement between the Company and its executive officers. (Incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust,
         Inc., Registration No. 33-59836.)


10.6 Form of Indemnification Agreement between the Company and the Independent Directors. (Incorporated by reference to Exhibit 10 to Form
         10-Q of TriNet Corporate Realty Trust, Inc., dated August 12, 1993,
         Commission file No. 1-11918.)



10.7     Description of TriNet Corporate Realty Trust, Inc. Savings and
         Retirement Plan. (Incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-11, of TriNet Corporate Realty Trust,
         Inc., Registration No. 33-74284.)

10.8 Form of Agreement Regarding Change of Control between the Company and its executive officers dated as of December 10, 1998.

10.9     Amended and Restated Agreement of Limited Partnership between TriNet
         Corporate Realty Trust, Inc. and the O'Donnell Revocable Trust, the
         Donald S. Grant Revocable Trust and John W. Hopkins, dated June 26,
         1996. (Incorporated by reference to Exhibit 10.1 of Form 8-K of TriNet
         Corporate Realty Trust, Inc., and dated July 3, 1996, filed with the
         Securities and Exchange Commission on July 17, 1996 and as amended by Form 8-K/A of TriNet Corporate Realty Trust, Inc., dated July 3, 1996, filed with the Securities and Exchange Commission on August 7, 1996.)

10.10    Agreement of Limited Partnership of TriNet Property Partners, L.P.

10.11    Registration Rights Agreement between TriNet Corporate Realty Trust,
         Inc. and Ronald A. Davis, Joseph P. Keller, Dean M. Boylan, Stephen G.
         Mack and Lewis L. Whitman dated December 31, 1997.

10.12    Amended and Restated Revolving Credit Agreement among TriNet Corporate
         Realty Trust, Inc., as borrower, Morgan Guaranty Trust Company of New
         York, as lead agent, and First National Bank of Boston, as managing co-agent, dated October 9, 1996. (Incorporated by reference to Exhibit
         10.2 of Form 10-Q of TriNet Corporate Realty Trust, Inc., dated
         November 12, 1996, commission file No. 1-11918.)

10.13    Second Amended and Restated Revolving Credit Agreement among TriNet
         Corporate Realty Trust, Inc., as borrower, Morgan Guaranty Trust
         Company of New York, as lead agent, and First National Bank of Boston, as managing co-agent, dated April 22, 1997. (Incorporated by reference to Exhibit 10.1 of Form 10-Q of TriNet Corporate Realty Trust, Inc., dated May 12, 1997, commission file No. 1-11918.)

12.1     Statements regarding Computation of Ratios.

21.1     Schedule of Subsidiaries of the Company as of December 31, 1997:

                  TriNet Essential Facilities I, Inc.
                  TriNet Essential Facilities II, Inc.
                  TriNet Essential Facilities III, Inc.
                  TriNet Essential Facilities IV, Inc.
                  TriNet Essential Facilities V, Inc.
                  TriNet Essential Facilities VI, Inc.
                  TriNet Essential Facilities VII, Inc.
                  TriNet Essential Facilities VIIIR, Inc.
                  TriNet Essential Facilities X, Inc.
                  TriNet Essential Facilities XI, Inc.
                  TriNet Essential Facilities XII, Inc.
                  TriNet Essential Facilities XIV, Inc.
                  TriNet Essential Facilities XV, Inc.
                  TriNet Essential Facilities XVI, Inc.
                  TriNet XVII Realty Trust
                  TriNet Essential Facilities XVIII, Inc.
                  TriNet Essential Facilities XIX, Inc.
                  TriNet Essential Facilities XX, Inc.
                  TriNet Essential Facilities XXI, Inc.


                  TriNet Essential Facilities XXII, Inc.
                  TriNet Essential Facilities XXIII, Inc.
                  TriNet Essential Facilities XXIV, Inc.
                  TriNet Essential Facilities XXV, Inc.
                  TriNet Essential Facilities XXVI, Inc.
                  TriNet Essential Facilities XXVII, Inc.
                  TriNet Essential Facilities XXVIII, Inc.
                  TriNet Corporate Partners I, L.P.
                  TriNet Corporate Partners II, L.P.
                  TriNet Sunnyvale Partners, L.P.
                  TriNet Property Partners, L.P.
                  TriNet Realty Investors I, Inc.

23.1     Consent of Coopers & Lybrand L.L.P.



27.1     Financial Data Schedule



(b)     Reports on Form 8-K

   1. On October 3, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the acquisition of six properties during the fourth quarter of 1997.

   2. On October 6, 1997, the Company filed a report on Form 8-K/A with the Securities and Exchange Commission to report the audited historical financial statements and pro forma financial statements relating to the acquisition of nine additional properties and the sale of two properties reported in the Form 8-K filed with the Securities and Exchange Commission on October 3, 1997, 1997.

   3. On October 21, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the underwriting agreement for the preferred stock offering completed in October 1997.

   4. On December 23, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the acquisition of four properties during the fourth quarter of 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TRINET CORPORATE REALTY TRUST, INC.

Date:   March 30, 1998                      /s/ Mark S. Whiting
                                            ------------------------------------
                                            Mark S. Whiting, President
                                            Chief Executive Officer
                                            (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:   March 30, 1998             /s / Robert W. Holman, Jr.
                                   ------------------------------------
                                   Robert W. Holman, Jr., Chairman
                                   of the Board of Directors

Date:   March 30, 1998             /s / Mark S. Whiting
                                   ------------------------------------
                                   Mark S. Whiting, President
                                   Chief Executive Officer and Director

Date:   March 30, 1998             /s / Willis Andersen, Jr.
                                   ------------------------------------
                                   Willis Andersen, Jr., Director

Date:   March 30, 1998             /s/ John G. McDonald
                                   ------------------------------------
                                   John G. McDonald, Director

Date:   March 30, 1998             /s/ Robert S. Morris
                                   ------------------------------------
                                   Robert S. Morris, Director

Date:   March 30, 1998             /s/ Stephen B. Oresman
                                   ------------------------------------
                                   Stephen B. Oresman, Director

Date:   March 30, 1998             /s/ George R. Puskar
                                   ------------------------------------
                                   George R. Puskar, Director

Date:   March 30, 1998             /s/ A. William Stein
                                   ------------------------------------
                                   A. William Stein, Executive Vice President
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants                                            F-2


Consolidated Balance Sheets as of December 31, 1997
   and 1996                                                                  F-3


Consolidated Statements of Operations for the Years
   Ended December 31, 1997, 1996 and 1995                                    F-4


Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended December 31, 1997, 1996 and 1995               F-5


Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1997, 1996 and 1995                                    F-6


Notes to Consolidated Financial Statements                                   F-7


Schedule III - Real Estate and Accumulated Depreciation                     F-21


Notes to Schedule III                                                       F-29

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of TriNet Corporate Realty Trust, Inc.:

We have audited the consolidated balance sheets and the financial statement schedule of TriNet Corporate Realty Trust, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        COOPERS & LYBRAND L.L.P.



San Francisco, California
January 23, 1998

                       TRINET CORPORATE REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                -----------------

                                                                                     DECEMBER 31,
                                                                             ----------------------------
                                                                                 1997             1996
                                                                             -----------      -----------
           ASSETS

Real estate:
          Land                                                               $   200,393      $   120,084
          Depreciable property                                                   945,458          577,433
                                                                             -----------      -----------
                                                                               1,145,851          697,517
          Less accumulated depreciation                                          (52,650)         (36,360)
                                                                             -----------      -----------
                                                                               1,093,201          661,157
          Investment in joint venture                                              6,661            6,812
          Real estate held for sale, net                                          10,942               --
                                                                             -----------      -----------
               Total real estate                                               1,110,804          667,969
Cash and cash equivalents                                                            303            4,984
Restricted cash and investments                                                    5,043            4,759
Deferred rent receivable                                                          20,797           14,268
Interest rate protection agreements and loan costs, net                           13,958           13,870
Other assets, net                                                                  4,999            2,388
                                                                             -----------      -----------
                                                                             $ 1,155,904      $   708,238
                                                                             ===========      ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
          Debt                                                               $   434,122      $   306,931
          Dividends payable                                                       13,346            8,799
          Other liabilities                                                       32,448           26,460
                                                                             -----------      -----------
                 Total liabilities                                               479,916          342,190
                                                                             -----------      -----------

Commitments and contingencies
Minority interest                                                                    765               --

Stockholders' equity:
          Preferred stock, $.01 par value, 10,000,000 shares authorized:
                 Series A: 2,000,000 shares issued and outstanding
                      at December 31, 1997 and 1996
                      (aggregate liquidation preference $50,000)                      20               20
                 Series B: 1,300,000 shares issued and outstanding
                      at December 31, 1997 and 1996
                      (aggregate liquidation preference $32,500)                      13               13
                 Series C: 4,000,000 shares issued and outstanding
                      at December 31, 1997
                      (aggregate liquidation preference $100,000)                     40               --
          Common stock, $.01 par value, 40,000,000 shares authorized:
                 20,853,106 and 13,966,667 shares issued and outstanding
                 at December 31, 1997 and 1996, respectively                         209              139
          Paid-in-capital                                                        710,798          394,852
          Accumulated deficit                                                    (35,857)         (28,976)
                                                                             -----------      -----------
                Total stockholders' equity                                       675,223          366,048
                                                                             -----------      -----------
                                                                             $ 1,155,904      $   708,238
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

                       TRINET CORPORATE REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                -----------------


                                                                         Year Ended December 31,
                                                            ------------------------------------------------
                                                                1997              1996              1995
                                                            ------------      ------------      ------------
Revenues:
      Rent                                                  $    106,862      $     75,252      $     56,199
      Joint venture income                                           812               455                --
      Management fees                                                707               244               108
      Other                                                          911             1,117               693
                                                            ------------      ------------      ------------
               Total revenues                                    109,292            77,068            57,000

Expenses:
      Property operating costs                                     3,828             2,955             1,217
      General and administrative                                   6,589             5,352             4,058
      Interest                                                    25,845            23,623            20,924
      Depreciation and amortization                               19,781            13,503            10,567
      Provision for portfolio repositioning                           --             6,800                --
                                                            ------------      ------------      ------------
      Income before gain on sale
          of real estate and extraordinary items                  53,249            24,835            20,234
      Gain on sale of real estate                                    985             6,807                --
                                                            ------------      ------------      ------------
      Income before extraordinary items                           54,234            31,642            20,234
      Extraordinary gain on expropriation                             98                --                --
      Extraordinary gain from
         casualty loss                                                --             3,178                --
      Extraordinary charge from early
         extinguishment of debt                                       --            (2,191)           (9,561)
                                                            ------------      ------------      ------------

               Net income                                         54,332            32,629            10,673

               Preferred dividend requirement                     (9,522)           (3,646)               --
                                                            ------------      ------------      ------------

               Earnings available to common shares          $     44,810      $     28,983      $     10,673
                                                            ============      ============      ============
Earnings available per common share:
      Income available before extraordinary items           $       2.30      $       2.02      $       1.80
      Earnings available                                    $       2.31      $       2.09      $       0.95

Earnings available per common share, assuming dilution:
      Income available before extraordinary items           $       2.27      $       2.01      $       1.80
      Earnings available                                    $       2.28      $       2.08      $       0.95

Weighted average number of common shares outstanding:
      Basic                                                   19,435,398        13,864,116        11,219,201
      Diluted                                                 19,625,788        13,955,779        11,253,948

Dividends declared per common share                         $       2.53      $       2.49      $       2.45

                     The accompanying notes are an integral
                       part of these financial statements.

                       TRINET CORPORATE REALTY TRUST, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)
                                -----------------

                                                                                                                        Total
                                           Preferred Stock            Common Stock         Paid-In     Accumulated   Stockholders'
                                       ----------------------    ----------------------
                                        Issued        Amount      Issued        Amount      Capital      Deficit       Equity
                                       ---------    ---------    ---------    ---------    ---------    ---------     ---------
Balance, December 31, 1994                    --    $      --        9,242    $      92    $ 192,548    $  (5,953)    $ 186,687
      Issuance of common stock,
           net of issuance costs              --           --        4,600           46      120,356           --       120,402
      Net income                              --           --           --           --           --       10,673        10,673
      Common stock
           dividends declared                 --           --           --           --           --      (28,422)      (28,422)
                                       ---------    ---------    ---------    ---------    ---------    ---------     ---------
Balance, December 31, 1995                    --           --       13,842          138      312,904      (23,702)      289,340
      Issuance of preferred stock,
           net of issuance costs           3,300           33           --           --       78,733           --        78,766
      Exercise of common
           stock options                      --           --          125            1        3,215           --         3,216
      Net income                              --           --           --           --           --       32,629        32,629
      Common stock
           dividends declared                 --           --           --           --           --      (34,577)      (34,577)
      Preferred stock
           dividends declared                 --           --           --           --           --       (3,326)       (3,326)
                                       ---------    ---------    ---------    ---------    ---------    ---------     ---------
Balance, December 31, 1996                 3,300           33       13,967          139      394,852      (28,976)      366,048
      Issuance of preferred stock,
           net of issuance costs           4,000           40           --           --       96,534           --        96,574
      Issuance of common stock,
           net of issuance costs              --           --        6,818           68      217,348           --       217,416
      Exercise of common
           stock options                      --           --           34            1          881           --           882
      Issuance of stock under
           management purchase plan           --           --           34            1        1,183           --         1,184
      Net income                              --           --           --           --           --       54,332        54,332
      Common stock
           dividends declared                 --           --           --           --           --      (52,024)      (52,024)
      Preferred stock
           dividends declared                 --           --           --           --           --       (9,189)       (9,189)
                                       ---------    ---------    ---------    ---------    ---------    ---------     ---------
Balance, December 31, 1997                 7,300    $      73       20,853    $     209    $ 710,798    $ (35,857)    $ 675,223
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

                       TRINET CORPORATE REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                -----------------

                                                                                 Year Ended December 31,
                                                                          -------------------------------------
                                                                             1997         1996          1995
                                                                          ---------     ---------     ---------
Cash flows from operating activities:
         Net income                                                       $  54,332     $  32,629     $  10,673
         Noncash income and expenses included in net income:
               Extraordinary gains and charges                                  (98)       (1,393)        5,845
               Depreciation and amortization                                 19,781        13,503        10,567
               Interest (amortization of interest rate protection
                       agreements and loan costs)                             2,513         2,855         3,595
               Straight-line rent adjustments                                (6,529)       (4,824)       (4,226)
               Gain on sale of real estate                                     (985)       (6,807)           --
               Provision for portfolio repositioning                             --         6,800            --
               Joint venture income                                            (812)         (455)           --
         Cash provided by (used for) operating assets and liabilities:
               Other assets                                                  (2,852)         (402)         (220)
               Other liabilities                                              5,922         4,777        12,554
                                                                          ---------     ---------     ---------
                       Net cash provided by operating activities             71,272        46,683        38,788
                                                                          ---------     ---------     ---------
Cash flows from investing activities:
         Real estate acquisitions                                          (453,572)     (222,412)     (160,389)
         Proceeds from disposal of real estate                                5,156        66,751            --
         Contributions to unconsolidated joint venture                         (176)       (6,550)           --
         Cash distributions from unconsolidated joint venture                 1,139           193            --
         Other capital expenditures                                            (712)         (682)       (1,085)
                                                                          ---------     ---------     ---------
                       Net cash used in investing activities               (448,165)     (162,700)     (161,474)
                                                                          ---------     ---------     ---------
Cash flows from financing activities:
         Acquisition Facility borrowings                                    358,435       288,511       156,800
         Acquisition Facility payments                                     (342,335)     (263,311)      (79,800)
         Mortgage note proceeds                                                  --            --       114,912
         Mortgage note principal payments                                        --      (112,737)     (151,577)
         Proceeds from issuance of common stock                             219,482         3,216       120,402
         Proceeds from senior unsecured debt offering                        99,606       149,691            --
         Proceeds from issuance of preferred stock                           96,574        78,766            --
         Preferred stock dividends paid                                      (9,189)       (3,326)           --
         Common stock dividends paid                                        (47,477)      (34,360)      (25,478)
         Decrease (increase) in restricted cash and investments                (284)        7,483        (8,095)
         Increase in interest rate protection agreements and
             loan costs                                                      (2,600)       (2,308)       (4,413)
                                                                          ---------     ---------     ---------
                       Net cash provided by financing activities            372,212       111,625       122,751
                                                                          ---------     ---------     ---------

(Decrease) increase in cash and cash equivalents                             (4,681)       (4,392)           65
Cash and cash equivalents, at beginning of period                             4,984         9,376         9,311
                                                                          ---------     ---------     ---------

Cash and cash equivalents, at end of period                               $     303     $   4,984     $   9,376
                                                                          =========     =========     =========

Supplemental information:
         Cash paid during the year for interest                           $  19,889     $  19,932     $  17,276
                                                                          =========     =========     =========

Noncash investing and financing activity:
         In December 1997, the Company assumed mortgage notes totaling $11,433 in connection with a property acquisition.

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

           During 1995 and 1994, in three separate follow-on public offerings (the "Follow-on Offerings"), the Company issued an aggregate 7,590,000 shares of common stock at prices ranging from $27.50 to $29.25 generating proceeds (net of underwriters' discount and other offering costs) of $202.2 million.

           On June 19, 1996, the Company completed a public offering of 2,000,000 shares of 9 3/8% Series A Preferred Stock (the "Series A Preferred Stock") which generated proceeds of $47.7 million (net of underwriters' discount and other offering expenses). Dividends on the Series A Preferred Stock are payable quarterly in arrears at the rate of 9 3/8% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.34375 per share) in March, June, September, and December. The Series A Preferred Stock is not redeemable prior to June 15, 2001. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

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

           On February 28, 1997, the Company completed an equity offering of 6,250,000 shares of common stock (including 250,000 shares issued in conjunction with the exercise of the underwriters' over-allotment option) at a price of $33.625 per share (the "February 1997 Offering"), generating proceeds (net of underwriters' discount and other offering costs) of $198.2 million.

           On September 16, 1997, the Company completed an equity offering of 567,720 shares of common stock at a price of $35.875 per share (the "September 1997 Offering"), generating proceeds (net of underwriters' discount and other offering costs) of $19.3 million.

           On October 8, 1997, the Company completed a public offering of 4,000,000 shares of 8.00% Series C Preferred Stock (the "Series C Preferred Stock") which generated proceeds of $96.6 million (net of underwriters' discount and other offering expenses). Dividends on the Series C Preferred Stock are payable quarterly in arrears at the rate of 8.00% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.00 per share) in March, June, September, and December. The Series C Preferred Stock is not redeemable prior to October 8, 2002. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

Business:

           TriNet is a real estate investment trust ("REIT") which acquires, owns and manages predominantly office and industrial properties leased to major corporations nationwide, including corporate headquarters and strategically important distribution facilities. As of December 31, 1997, TriNet's portfolio consisted of 118 properties, including four properties held in the TriNet Sunnyvale Partnership (Note 4), which are located in 25 states and are 99.5% leased.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation:

           The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership. The equity interests in the partnership not owned and controlled by the Company are reflected as minority interest in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition:

           Rent revenue is recognized on the straight-line method of accounting and, accordingly, contractual rent payment increases are recognized evenly over the lease term. The difference between recognized rent revenue and actual rent cash receipts is recorded as deferred rent receivable on the balance sheet.

Real Estate:

           Real estate is recorded at cost, except for the remaining seven Predecessor Partnerships Properties, which have been accounted for as a reorganization of entities under common control; therefore, the remaining Predecessor Partnerships Properties have been reported at the historical cost of the previous owners. Depreciation is computed using the straight-line method of cost recovery over estimated useful lives of 31.5 or 40 years for buildings and improvements and seven years for furniture and equipment.

           Investments in real estate are stated at the lower of depreciated cost or estimated fair value. On a property-by-property basis, fair value for financial reporting purposes is periodically evaluated by the Company using undiscounted cash flows. If any potential impairments are identified, they are measured by the property's fair value based on either the property's expected net cash flow or sales comparables, less estimated carrying costs throughout the anticipated holding period, plus the estimated sales proceeds from the ultimate disposition. Should the carrying value of a property exceed the estimated fair value, a provision for the decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of the property's current value or the amount that would be realized upon the ultimate disposition. As of December 31, 1997, no properties had carrying values that exceeded the estimated fair values.

Investment in Real Estate Joint Ventures:

           Investments in unconsolidated real estate joint ventures than are not majority-owned and controlled by the Company are accounted for on the equity method.

Cash and Cash Equivalents:

           Cash and cash equivalents include all cash and liquid investments with a maturity of three months or less.

Accounting for Stock-based Compensation:

           The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans.

Reclassification:

           Certain prior year amounts have been reclassified in the consolidated financial statements and the related notes to conform to the 1997 presentation.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

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

           In connection with the Initial Offering, the tax basis of the remaining Predecessor Partnership Properties transferred to the Company has been recorded based upon the value of the consideration paid by the Company. Accordingly, the tax basis of these real estate assets exceeds the book basis by approximately $11.8 million.

Interest Rate Risk Management:

           The Company has entered into various interest rate protection agreements that, together with a swap agreement, fix the interest rate on the Company's London Interbank Offered Rate("LIBOR")-based borrowings. The related cost of these agreements is amortized over the lives of the underlying debt agreements and such amortization is recorded as interest expense. In addition, the Company enters into off-balance sheet interest rate hedge agreements to mitigate the effect of interest rate changes that may occur from the date that the Company determines the need to enter into a future debt agreement and the date that the related debt is issued. Such interest rate hedge agreements, which are generally indexed to U.S. government treasury securities, pertain to probable fixed rate debt issuances for which the Company has identified the significant characteristics and expected terms. Any gains or losses realized upon settlement of qualifying hedge transactions are amortized over the lives of the related debt agreements. In the event that the Company decides not to issue such debt or at the time the instrument no longer qualifies as a hedge, the Company would recognize a gain or loss in current operations based on the eventual settlement proceeds received or paid. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counter-parties is not deemed to be significant.

Market Concentration Risk:

           The Company owns and acquires properties nationally and believes that operating a national portfolio of real estate reduces the risk of exposure to economic downturns in any one market. Within the current national operating strategy, TriNet believes its acquisition efforts are focused on markets with growing employment, increasing real estate occupancy rates, and rising rents.

Concentration of Credit Risk:

           Management of the Company performs ongoing credit evaluations of the tenants and may require tenants to provide some form of credit support such as corporate guarantees. Although the Company's properties are geographically diverse and the tenants operate in a variety of industries, to the extent TriNet has a significant concentration of rent revenues from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company. As of December 31, 1997, the Company's five largest tenants collectively accounted for approximately 21% of the Company's annualized rent revenue. The Company's largest single tenant accounted for approximately 5% of the Company's annualized rent revenue.

Newly Issued Accounting Standards:

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 130 and SFAS No. 131 are effective for financial statements issued for periods beginning after December 15, 1997. These new standards are not anticipated to have a material effect on the Company's consolidated financial statements.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

3. REAL ESTATE:

           In April 1996, a wholly-owned subsidiary of the Company sold a retail property located in Denham Springs, Louisiana, for a sale price of $1.3 million, resulting in an insignificant gain. In June 1996, a wholly-owned subsidiary of the Company sold an office building located in Largo, Florida, for a sale price of $11.0 million, resulting in a gain of approximately $650,000. In November 1996, a wholly-owned subsidiary of the Company sold 34 retail properties for a sale price of $24.8 million, resulting in a gain of approximately $6.2 million.

           In December 1996, a wholly-owned subsidiary of the Company received a $30.0 million cash settlement from MacFrugal's Bargains o Close-outs Inc. as compensation for the destruction of its New Orleans warehouse/distribution property which was destroyed by fire in March 1996. The proceeds from this disposal are comprised of approximately $26.2 million as casualty proceeds, $3.5 million as a lease termination fee, and approximately $300,000 as a settlement structuring fee. In addition, the Company recognized an extraordinary gain of approximately $3.2 million on this transaction. Approximately $20.0 million of the proceeds were used to pay down a mortgage loan (see Note 8), resulting in a $1.0 million extraordinary charge.

           As of December 31, 1997, the Company owned three properties leased to Schwegmann Giant Super Markets ("Schwegmann"), which represented approximately 2% of the Company's annualized rent revenues as of such date. Schwegmann's was experiencing financial difficulties due to an increasingly competitive grocery retailing environment and on February 14, 1997, sold its grocery operations to SGSM Acquisition Company, L.L.C. ("SGSM"), an entity formed by Kohlberg & Co., L.L.C., but retained its real estate properties, the majority of which were leased to SGSM. In consideration of the Company's focus on decreasing its retail property holdings and in response to Schwegmann's deteriorating financial condition, the Company recorded a provision for portfolio repositioning as of December 31, 1996, in the amount of $6.8 million, and reduced the depreciable basis of the retail properties and related deferred rent receivable. In January 1998, SGSM signed a new 20-year lease on one of the three properties leased to Schwegmann, the second of the Company's Schwegmann properties on which SGSM has signed a direct lease. The two leases with SGSM have cross-default provisions. The other two Schwegmann properties were subleased by SGSM through February 1998 and continue to be leased by Schwegmann through June 2015.

           In March 1997, a wholly-owned subsidiary of the Company sold a 5,353 square foot parcel (the "Parcel") which was part of the Lockheed Martin Aerospace Corporation property, located in Sunnyvale, California. The Santa Clara County Transit District expropriated the Parcel for construction of a light rail system. The Parcel was sold for $122,000 resulting in an extraordinary gain on expropriation of $98,000.

In May 1997, a wholly-owned subsidiary of the Company sold a 148,595 square foot office/R&D property in Malvern, Pennsylvania, for a sale price of approximately $5.3 million resulting in a gain of approximately $985,000.

           On December 31, 1997, TriNet Property Partners, L.P. ("TPP"), a newly formed partnership in which a wholly-owned subsidiary of the Company is the sole general partner, purchased a nine building office/R&D portfolio from a group of private partnerships (the "Private Partnerships"). Concurrent with the acquisition of the properties, the limited partners exchanged their equity in the Private Partnerships for $765,000 of TPP limited partnership units (the "Units"). Under the terms of the limited partnership agreement, holders of the Units have the right to require TPP to redeem their Units, subject to certain conditions. The Company may redeem the Units with cash or may elect to deliver an equivalent number of shares of common stock to the holders of the Units. TPP is consolidated in the financial statements of the Company.

           In January 1998, the Company entered into an agreement with a third party to sell four properties totaling approximately 655,500 square feet, located in Clay, New York. The Company anticipates closing the transaction in the second quarter of 1998, subject to the buyer's due diligence process. Accordingly, the net book value of this real estate is reflected as "Real estate held for sale, net" on the balance sheet at December 31, 1997.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

4. INVESTMENT IN REAL ESTATE JOINT VENTURE:

           In June 1996, the Company contributed $6.1 million in cash in exchange for a 44.7% sole general partner interest in TriNet Sunnyvale Partners, L.P. (the "Sunnyvale Partnership"). The Sunnyvale Partnership owns a four-building office campus in Sunnyvale, California, subject to a $17.3 million non-recourse first mortgage. The Company accounts for its partnership investment under the equity method as the limited partners have certain rights which limit the Company's control. The limited partners are entitled to a preferred return and commencing in June 1998, the limited partners have the option to convert their interest into cash; however, the Copmany may elect to deliver 258,894 shares of the Company's common stock in lieu of cash.

5. RESTRICTED CASH AND INVESTMENTS:

           Under the terms of the 1994 Mortgage Loan (Note 8), the Company is required to maintain restricted cash reserves for debt service and leasing cost obligations. At December 31, 1997 and 1996, the Company had $5,043 and $4,759, respectively, of restricted cash and investments related to these obligations.



6. INTEREST RATE PROTECTION AGREEMENTS AND LOAN COSTS:



           The following table summarizes the costs and accumulated amortization associated with interest rate protection agreements and loan costs (in thousands):

                                                         December 31,
                                                   ---------------------
                                                     1997         1996
                                                   --------     --------
Loan origination costs                             $ 10,866     $  8,285
Protection agreement costs                            9,845        9,845
                                                   --------     --------
                                                     20,711       18,130
Accumulated amortization                             (6,753)      (4,260)
                                                   --------     --------
Loan origination costs and
     protection agreement costs, net               $ 13,958     $ 13,870
                                                   ========     ========

The following table sets forth the components of interest expense for the years ended (in thousands):

                                                 December 31,
                                         -----------------------------
                                          1997       1996        1995
                                         -------    -------    -------
Interest                                 $23,332    $20,768    $17,329
Loan origination costs (non-cash)          1,528      1,870      2,063
Protection agreement costs (non-cash)        985        985      1,532
                                         -------    -------    -------
                                         $25,845    $23,623    $20,924
                                         =======    =======    =======

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

7. OTHER ASSETS, NET:



           Accumulated amortization related to other assets aggregated approximately $864,000 and $452,000 at December 31, 1997 and 1996, respectively.


8. DEBT:

Debt consists of the following (in thousands):


                         Balance as of December 31,   Interest Rate as of  Maturity
                         --------------------------
       LOAN                 1997            1996      December 31, 1997    Date
---------------------    ----------      ----------   ------------------  -----------
Acquisition Facility     $ 118,300      $ 102,200      LIBOR + 0.925%     10/08/1999
7.30% Notes due 2001       100,000        100,000              7.30%      05/15/2001
1994 Mortgage Loan          55,013         55,013      LIBOR + 1.00%      12/01/2004
7.95% Notes due 2006        50,000         50,000              7.95%      05/15/2006
7.70% Notes due 2017       100,000             --              7.70%      07/15/2017
Other Mortgage Loans        11,433             --      7.50% - 8.81%          (1)
                         ---------      ---------
                           434,746        307,213
Less debt discount           (624)          (282)
                        ----------      ---------
                         $ 434,122       $306,931
                        ==========      =========

(1) Other Mortgage Loans mature at various dates through 2009.

           ACQUISITION FACILITY. In October 1995, the Company entered into a $200.0 million acquisition facility (the "Acquisition Facility"), a revolving credit facility to be used for real estate acquisitions and for general working capital purposes. Once the Company received its initial investment grade ratings in April of 1996, borrowings under the Acquisition Facility bore interest, at the Company's discretion, at either (i) the applicable LIBOR plus 1.50% or (ii) prime, subject to the Interest Rate Swap discussed elsewhere. On October 15, 1996, the Company amended certain terms of the Acquisition Facility. The Company obtained a reduction of 30 basis points on its then current LIBOR borrowings cost from LIBOR plus 1.50% to LIBOR plus 1.20%. The commitment fee was reduced from 25 basis points to 20 basis points. In addition, the expiration date of the facility was extended two years and will mature in October 1999. Effective April 22, 1997, the Company again amended (the "Second Amendment") the Acquisition Facility, lowering the contractual rate on LIBOR-based borrowings to 92.5 basis points over LIBOR. Additionally, the Second Amendment agreement includes a $100.0 million competitive bid facility which allows the banks in the Acquisition Facility's syndicate to provide financings, at their option, by selectively bidding on certain borrowings at more competitive rates. Furthermore, the commitment fee on the unused amount of the Acquisition Facility was changed to a 17.5 basis point facility fee on the entire amount of the Acquisition Facility. The maximum loan-to-value ratio of unsecured debt to unleveraged assets was also increased from 54% to 57%.

           All of the available commitment under the facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The Acquisition Facility requires monthly interest-only payments until maturity in October 1999, at which time outstanding borrowings are due and payable. The Acquisition Facility is subject to certain restrictive covenants including limitations on additional borrowings based on the value of real estate assets, minimum debt service and fixed charges coverage, minimum net worth levels, and maximum leverage. Additionally, the Company may not pay dividends in excess of 95% of funds from operations, as defined by the loan agreement.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

           In 1995, borrowings under the Acquisition Facility were used to extinguish a mortgage loan and the Company's previous acquisition facility. In connection with the early extinguishment of these loans, the Company incurred fees of $3.7 million and wrote-off related unamortized loan costs of $5.9 million resulting in an extraordinary charge of $9.6 million for the year ended December 31, 1995.

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

           1994 MORTGAGE LOAN. In December 1994, a subsidiary of the Company entered into a $110.0 million mortgage loan (the "1994 Mortgage Loan"). The 1994 Mortgage Loan currently bears interest at a variable rate equal to the 30-day LIBOR plus 1.00% subject to the Interest Rate Swap discussed below. The 1994 Mortgage Loan requires monthly interest-only payments until maturity in December 2004 at which time outstanding principal is due and payable. The 1994 Mortgage Loan was assigned to a trust intended to qualify as a real estate mortgage investment conduit, and the trust issued commercial mortgage pass-through certificates in the aggregate amount of $110.0 million, collateralized by certain real estate assets.

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

           2017 NOTES. On July 14, 1997, the Company completed a public offering of $100.0 million of its 7.70% Notes due 2017 (the "2017 Notes"). The 2017 Notes were sold at a price of 99.606% of the face value resulting in proceeds (net of the price discount, underwriters' discount and issuance costs) of approximately $97.1 million. The 2017 Notes are senior unsecured obligations of the Company and rank equally with the Company's other unsecured and unsubordinated indebtedness. Subject to certain conditions, the 2017 Notes are redeemable at any time at the option of the Company. Interest on the 2017 Notes is paid semi-annually in arrears. The discount on the 2017 Notes is being amortized using the effective interest method over the respective life of the 2017 Notes.

           OTHER MORTGAGE LOANS. In conjunction with TPP's acquisition of a portfolio of nine properties on December 31, 1997, TPP assumed four mortgages (the "Other Mortgage Loans") totaling $11.4 million of debt from a group of private partnerships. The Other Mortgage Loans require monthly principal and interest payments and are collateralized by certain real estate assets.

           INTEREST RATE SWAP. Effective October 1, 1995, the Company entered into an interest rate swap agreement (the "Interest Rate Swap") with a financial institution which, together with certain existing interest rate cap agreements, effectively fixed the interest rate on $110.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The notional amount of indebtedness covered by the Interest Rate Swap varies over time and was $110.0 million through May 1996, was $160.0 million from June 1996 through December 1997, and will be $125.0 million from January 1998 through May 1998, and $75.0 million from June 1998 through November 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the Interest Rate Swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the margin will range from .925% to 1.00%, which will provide for an all-in annual interest rate range from 6.505% to 6.58%.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

           The weighted average effective interest rate was 7.18%, 7.27% and 7.35% for the years ended December 31, 1997, 1996, and 1995, respectively. Based on the borrowing rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's mortgage notes payable approximates fair value.

           Future maturities of outstanding debt are as follows (in thousands):

                          1998             $     389
                          1999               118,722
                          2000                 4,195
                          2001               100,322
                          2002                   353
                Thereafter                   210,765
                                           ---------
                                           $ 434,746
                                           =========

9. COMMITMENTS AND CONTINGENCIES:



           From time to time the Company is subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a materially adverse effect on the Company's financial condition.

           The Company is also subject to option agreements with five existing tenants which could require the Company to fund tenant improvements on approximately 25,000 square feet and to construct up to 497,000 square feet of additional adjacent space on which the Company would receive additional rent under the terms of the option agreements.

           During 1997, the Company entered into a $43.4 million contract with a third party developer to acquire a property currently under construction. The acquisition of this property is subject to the completion of construction, occupancy of the premises by the tenant (pursuant to a lease that has already been executed by the parties) and satisfaction of certain other conditions. Completion of construction is expected during the second quarter of 1998.

10. DIVIDENDS:



           As described in Note 2, the Company qualifies for federal income tax purposes as a REIT. The following summarizes the tax components of common dividends paid in 1997, 1996 and 1995:

                               1997        1996       1995
                              -----        -----     -----
Per Common Share:
        Ordinary income       $1.82        $1.27     $1.47
        Capital gain           0.01         0.10        --
        Return of capital      0.06         1.12      0.98
                              -----        -----     -----
        Total                 $1.89(1)     $2.49     $2.45
                              =====        =====     =====

           (1) The fourth quarter common stock dividend of $.64, which was payable on January 2, 1998, to shareholders of record on December 17, 1997, is treated as a 1998 dividend distribution for federal income tax reporting purposes and accordingly, is not included in the above table.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

           100% of the dividends declared on the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock for the years ended December 31, 1997 and 1996 represented ordinary income for income tax purposes.

11. STOCK OPTION PLANS AND EMPLOYEE BENEFITS:

           The Company established the 1993 Stock Incentive Plan (the "1993 Stock Plan") for the purpose of encouraging and enabling the Company's officers, employees, and directors to acquire a proprietary interest in the Company. The 1993 Stock Plan provides for administration by the Compensation Committee (the "Committee") of the Board of Directors. A maximum of 500,000 common shares were reserved for issuance under the 1993 Stock Plan. The 1993 Stock Plan authorized
(i) the grant of stock options that qualify as incentive stock options ("ISOs") under Section 422 of the Code, (ii) the grant of stock options that do not so qualify ("Non-qualified Options"), and (iii) grants of shares contingent upon the attainment of performance goals or subject to other restrictions. Options granted under the 1993 Stock Plan vest ratably over four years for employees and after one year for non-employee directors.

           In addition, in connection with the Initial Offering, options were granted separately from the 1993 Stock Plan to executive officers to purchase an aggregate of 290,000 shares at the Initial Offering price of $24.25 per share. Options granted in connection with the Initial Offering vested ratably over three years.

           During 1995, the Company adopted the 1995 Stock Incentive Plan (the "1995 Stock Plan"). The 1995 Stock Plan provides for the issuance of, or grant of options to purchase, up to 1,000,000 shares of Common Stock. Options under the 1995 Stock Plan may be ISOs or Non-qualified Options. Options granted to date under the 1995 Stock Plan vest ratably over four years for employees and after one year for non-employee directors.

           During 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Stock Plan)". The 1997 Stock Plan provides for the issuance of, or grant of options to purchase, up to 800,000 shares of Common Stock. Options under the 1997 Stock Plan may be ISOs or Non-qualified Options. No options have been granted to date under the 1997 plan.

           Also during 1997, the Company adopted the Dividend Equivalent Rights ("DER") Program as part of the Company's long-term incentive compensation plans. DERs are issued to employees and directors in conjunction with option grants to purchase Company stock and vest in equal annual installments over a period of four years for employees and one year for directors. DERs expire after five years or when the underlying stock option is exercised, forfeited or canceled. Payments on the DER units awarded will accrue and accumulate in amounts equal to the dividends declared and paid on the underlying options, and the actual payments on vested DERs will be made in annual installments on the vesting dates. DER units were issued in tandem with all options granted in 1997.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

           Changes during 1995, 1996, and 1997 in options outstanding for the combined plans were as follows:

                                                  NUMBER OF SHARES          AVERAGE
                                          -----------------------------
                                                           NON-EMPLOYEE    OPTION PRICE
                                             EMPLOYEES      DIRECTORS      PER SHARE
                                            -----------    ------------    ----------
Options Outstanding, December 31, 1994        478,333          48,000        $27.06
      Granted, 1995                           266,000          30,000        $27.81
                                             --------        --------
Options Outstanding, December 31, 1995        744,333          78,000        $27.33
      Granted, 1996                           260,000          30,000        $28.46
      Exercised, 1996                        (119,000)         (6,000)       $25.72
      Canceled, 1996                          (63,500)             --        $28.73
                                             --------        --------
Options Outstanding, December 31, 1996        821,833         102,000        $27.81
      Granted, 1997                           189,000          20,000        $32.74
      Exercised, 1997                         (34,024)             --        $25.92
                                             --------        --------
Options Outstanding, December 31, 1997        976,809         122,000        $28.80
                                             ========        ========

           The following table summarizes information concerning currently outstanding and exercisable options:


                                Options Outstanding                                                Options Exercisable
------------------------------------------------------------------------------------        ---------------------------------------

                                                     Weighted
                            Shares                    Average              Weighted            Number                Weighted
    Exercise Price        Outstanding                Remaining              Average         Exercisable               Average
        Range          December 31, 1997         Contractual Life       Exercise Price   December 31, 1997        Exercise Price
--------------------  ---------------------     ------------------     ----------------  --------------------    ------------------
       $24.250                      173,333            5.42                 $24.250                   173,333         $24.250
       $24.630                       18,000            5.50                 $24.630                    18,000         $24.630
       $27.750                      207,000            7.00                 $27.750                   117,000         $27.750
       $28.250                      246,500            7.96                 $28.250                    60,500         $28.250
  $28.375 - $30.250                  84,976            7.72                 $29.567                    60,976         $29.943
       $30.875                      160,000            6.42                 $30.875                   120,000         $30.875
       $32.500                       20,000            4.43                 $32.500                         -               -
       $32.625                      184,000            4.41                 $32.625                         -               -
       $38.125                        5,000            4.41                 $38.125                         -               -
--------------------  ---------------------     ------------------     ---------------   --------------------    ------------
                                  1,098,809            6.42                 $28.805                   549,809         $27.525
                      =====================     ==================     ===============   ====================    ============


           At December 31, 1997, 520,500 common shares were available for future grant of options or awards under the 1995 Stock Plan, and 800,000 common shares were available for future grant of options or awards under the 1997 Stock Plan. There are no remaining common shares available for future grant of options or awards under the 1993 Stock Plan.

           The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per common share would have been reduced by approximately $523,000, or $.03 per common share for the year ended December 31, 1997, approximately $359,000 or $.03 per common share for the year ended December 31, 1996, and approximately

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

$144,000 or $.01 per common share for the year ended December 31, 1995. The fair value of the options granted during 1997 is estimated as $3.59 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.24%, volatility of 20%, risk-free interest rates of 5.75% to 6.5%, actual forfeitures, and an expected life of approximately four years. The fair value of the options granted during 1996 is estimated as $3.04 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.14%, volatility of 21%, risk-free interest rates of 5.18% to 5.77%, actual forfeitures, and an expected life of approximately five years. The fair value of the options granted during 1995 is estimated as $2.85 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.41%, volatility of 21%, risk-free interest rates of 5.18% to 5.77%, actual forfeitures, and an expected life of approximately five years.

           Effective January 1, 1994, the Company implemented the TriNet Corporate Realty Trust, Inc. Savings and Retirement Plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 10% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf, up to 50% of the participant's annual contribution. The Company made contributions of approximately $102,000, $67,000, and $50,000 to the 401(k) Plan for the years ended December 31, 1997, 1996, and 1995, respectively.



12. OPERATING LEASES:

           The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 1998 to 2018. Future rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect at December 31, 1997, are approximately as follows (in thousands):

                  Year                Amount
             ---------------     -----------------
                       1998             $ 126,850
                       1999               127,012
                       2000               122,017
                       2001               113,037
                       2002               102,955
             Thereafter                   501,346
                                      -----------
                                      $ 1,093,217
                                      ===========

           No single tenant represented more than 10% of rent revenues received for the year ended December 31, 1997.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

13. DEPRECIATION:

           Depreciation expense is summarized as follows (in thousands):

                                              December 31,
                                      -------------------------------
                                        1997       1996        1995
                                      -------     -------     -------
Real estate                           $19,347     $13,293     $10,408
Corporate furniture and equipment         174         186         138
                                      -------     -------     -------
                                      $19,521     $13,479     $10,546
                                      =======     =======     =======


14. EARNINGS PER SHARE:

           The following table presents the basic and diluted earnings per share calculations (dollars in thousands, except per share amounts):

                                                       Year Ended        Year Ended       Year Ended
                                                          1997              1996              1995
                                                      ------------      ------------      ------------
NUMERATOR
      Income before extraordinary items               $     54,234      $     31,642      $     20,234
      Extraordinary items                                       98               987            (9,561)
                                                      ------------      ------------      ------------
      Net income                                            54,332            32,629            10,673
      Preferred dividend requirement                        (9,522)           (3,646)               --
                                                      ------------      ------------      ------------
      Earnings available to common shares             $     44,810      $     28,983      $     10,673
                                                      ============      ============      ============
DENOMINATOR
   Basic:
      Weighted average common shares outstanding        19,435,398        13,864,116        11,219,201
                                                      ============      ============      ============
   Diluted:
      Weighted average common shares outstanding        19,435,398        13,864,116        11,219,201
      Shares issuable from assumed conversion of
          common stock options                             190,390            91,663            34,747
                                                      ------------      ------------      ------------
      Weighted average common shares outstanding,
          as adjusted                                   19,625,788        13,955,779        11,253,948
                                                      ============      ============      ============
EARNINGS AVAILABLE PER COMMON SHARE - BASIC:
      Income available before extraordinary items     $       2.30      $       2.02      $       1.80
      Extraordinary items                                     0.01              0.07             (0.85)
                                                      ------------      ------------      ------------
      Earnings available                              $       2.31      $       2.09      $       0.95
                                                      ============      ============      ============
EARNINGS AVAILABLE PER COMMON SHARE - DILUTED:
      Income available before extraordinary items     $       2.27      $       2.01      $       1.80
      Extraordinary items                                     0.01              0.07             (0.85)
                                                      ------------      ------------      ------------
      Earnings available                              $       2.28      $       2.08      $       0.95
                                                      ============      ============      ============

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------

           Commencing in June 1998, the limited partners of the Sunnyvale Partnership have the option to convert their interests into cash; however, the Company may elect to deliver 258,894 shares of the Company's common stock in lieu of cash. Similarly, under the terms of the TPP limited partnership agreement, the Company may elect to deliver 19,784 shares of common stock should the limited partners redeem their interests. The assumed conversion of the Sunnyvale Partnership units and the TPP Units were not included in the calculation of diluted earnings per share as they were antidilutive for the periods presented.

15. SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION: (UNAUDITED)

                                                                        Three Months Ended
                                                  --------------------------------------------------------------
                                                  December 31      September 30        June 30       March 31
                                                  ------------     -------------    -------------  -------------
                                                                    (in thousands, except share data)
1997
----
Revenues                                          $     31,652     $     28,995     $     26,118    $     22,527
Income before extraordinary item                  $     15,938     $     13,517     $     14,334    $     10,445
Extraordinary gain                                $         --     $         --     $         --    $         98
Net income                                        $     15,938     $     13,517     $     14,334    $     10,543
Earnings available to common shares               $     12,174     $     11,598     $     12,414    $      8,624

Earnings available per common share - Basic:
      Extraordinary gain per share                $         --     $         --     $         --    $       0.01
      Earnings available per common share         $       0.58     $       0.57     $       0.61    $       0.53

Earnings available per common share - Diluted:
      Extraordinary gain per share                $         --     $         --     $         --    $       0.01
      Earnings available per common share         $       0.58     $       0.56     $       0.61    $       0.53

Weighted average number of shares outstanding:
      Basic                                         20,845,490       20,367,901       20,275,338      16,191,472
      Diluted                                       21,092,044       20,565,370       20,413,650      16,372,114

1996
----
Revenues                                          $     21,119     $     20,154     $     18,953    $     16,842
Income before extraordinary items                 $      8,647     $      9,156     $      7,149    $      6,690
Extraordinary gain                                $      3,178     $         --     $         --    $         --
Extraordinary charges                             $     (1,026)    $     (1,165)    $         --    $         --
Net income                                        $     10,799     $      7,991     $      7,149    $      6,690
Earnings available to common shares               $      8,879     $      6,421     $      6,993    $      6,690

Earnings available per common share - Basic:
      Extraordinary gain per share                $       0.23     $         --     $         --    $         --
      Extraordinary charges per share             $      (0.07)    $      (0.08)    $         --    $         --
      Earnings available per common share         $       0.64     $       0.46     $       0.51    $       0.48

Earnings available per common share - Diluted:
      Extraordinary gain per share                $       0.23     $         --     $         --    $         --
      Extraordinary charges per share             $      (0.07)    $      (0.08)    $         --    $         --
      Earnings available per common share         $       0.63     $       0.46     $       0.50    $       0.48

Weighted average number of shares outstanding:
      Basic                                         13,913,692       13,858,754       13,841,865      13,841,667
      Diluted                                       14,068,983       13,967,893       13,905,943      13,898,089


                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             -----------------------


16. PRO FORMA FINANCIAL INFORMATION: (UNAUDITED)



         The pro forma financial information set forth below is presented as if the February 1997 Offering, the September 1997 Offering, the 2001 Notes offering, the 2006 Notes offering, the 2017 Notes offering, the Series A Preferred Stock offering, the Series B Preferred Stock offering, the Series C Preferred Stock offering, the acquisitions of real estate during 1996 and 1997, the dispositions of real estate during 1996 and 1997, and the related refinancings of other mortgage loans had occurred on January 1, 1996.

         The pro forma financial and operating data are not necessarily indicative of what the actual results of operations or financial position of the Company would have been nor do they purport to represent the results of operations or financial position for future periods. In addition, the pro forma financial and operating data do not include the effects of the gains on sale of real estate and the extraordinary items recognized in the Company's historical financial statements.


                                                Pro Forma          Pro Forma
                                               Year Ended         Year Ended
                                             December 31, 1997  December 31, 1996
                                             -----------------  -----------------
                                              (in thousands, except share data)
Revenues                                         $   131,827    $   131,827
Income from recurring operations                 $    60,943    $    53,685 (1)
Earnings available to common shares              $    45,265    $    38,007

Earnings available per common share - Basic      $      2.17    $      1.82
Earnings available per common share - Diluted    $      2.15    $      1.81

Common shares outstanding - Basic                 20,853,106     20,853,106
Common shares outstanding - Diluted               21,043,496     21,043,496


(1) Pro forma income from recurring operations for the year ended December 31, 1996, includes a provision for portfolio repositioning of $6.8 million.

                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (in thousands)


                                                             Initial Cost                 Costs
                                                  ------------------------------------
                                                                             Furniture   Capitalized     Provision for
                                                             Building and      and       Subsequent to     Portfolio
    Description                 Encumbrances        Land     Improvements    Fixtures    Acquisition     Repositioning
    -----------                 ------------        ----     ------------    --------    -----------     -------------
UNISYS CORPORATION
  1 2476 Swedesford Rd              $     _       $ 2,825       $16,421       $     _        $     _       $     _
    Paoli, PA
  2 2611 Corporate W. Dr              7,664         8,232        20,015             _             82             _
    Lisle, IL

SPX CORPORATION
  3 700 Terrace Point Dr.                 _           570         7,891           445              _             _
    Muskegon, MI
  4 100 Terrace Plaza                     _           465         6,441           364              _             _
    Muskegon, MI

REX STORES CORPORATION
  5 2875 Needmore Rd                  2,496         1,184         5,407             _              _             _
    Dayton, OH

UARCO INCORPORATED
  6 4000 South Racine Ave                 _           184           998             _          1,930             _
    Chicago, IL

RALPHS GROCERY COMPANY
  7 2652 East Long Beach Ave              _         7,293         8,914           853              _             _
    Los Angeles, CA

ART LINE, INC
  8 600 North Kilbourn                    _           268         2,353           124            391             _
    Chicago, IL

UNIVERSAL TECHNICAL INSTITUTE
  9 3002 North 27th Ave                   _         1,621         3,226             _             10             _
    Phoenix, AZ

CATERAIR INTERNATIONAL
       CORPORATION
 10 50 Adrian Court                       _           742         2,112             _              _             _
    Burlingame, CA
 11 370 Adrian Road                       _           451         1,282             _              _             _
    Millbrae, CA
 12 3500 N.W. 24th Street                 _         1,855         5,280             _              _             _
    Miami, FL
 13 3630 N.W. 25th Street                 _           981         2,791             _              _             _
    Miami, FL
 14 4101 N.W. 25th Street                 _           848         2,414             _              _             _
    Miami, FL
 15 221 West 79th St                      _           245           698             _              _             _
    Bloomington, MN
 16 1085 Bible Way                        _           151           430             _              _             _
    Reno, NV
 17 18850 28th Avenue, South              _           504         1,433             _              _             _
    Seattle, WA

                                                 Gross Amount at Close of Period
                                 ---------------------------------------------------------
                                                        Furniture                                                      Depreciable
                                                           and       Building                  Accumulated     Date       Life
    Description                  Land     Buildings     Fixtures    Improvements     Total     Depreciation  Acquired    (Years)
    -----------                  ----     ---------     --------    ------------     -----     ------------  --------    -------
UNISYS CORPORATION
  1 2476 Swedesford Rd         $ 2,825    $16,421       $     _       $     _       $19,246       $ 5,199       1990       31.5
    Paoli, PA
  2 2611 Corporate W. Dr         8,250     20,059             _            20        28,329         1,777       1994       40.0
    Lisle, IL

SPX CORPORATION
  3 700 Terrace Point Dr.          570      7,891           445             _         8,906         2,530       1989       31.5
    Muskegon, MI
  4 100 Terrace Plaza              465      6,441           364             _         7,270         2,066       1989       31.5
    Muskegon, MI

REX STORES CORPORATION
  5 2875 Needmore Rd             1,184      5,407             _             _         6,591           513       1994       40.0
    Dayton, OH

UARCO INCORPORATED
  6 4000 South Racine Ave          389      2,696             _            27         3,112           666       1989       31.5
    Chicago, IL

RALPHS GROCERY COMPANY
  7 2652 East Long Beach Ave     7,293      8,914           853             _        17,060         2,958       1990       31.5
    Los Angeles, CA

ART LINE, INC
  8 600 North Kilbourn             283      2,680           124            49         3,136           841       1989       31.5
    Chicago, IL

UNIVERSAL TECHNICAL INSTITUTE
  9 3002 North 27th Ave          1,621      3,226             _            10         4,857           910       1989       31.5
    Phoenix, AZ

CATERAIR INTERNATIONAL
       CORPORATION
 10 50 Adrian Court                742      2,112             _             _         2,854           240       1993       40.0
    Burlingame, CA
 11 370 Adrian Road                451      1,282             _             _         1,733           145       1993       40.0
    Millbrae, CA
 12 3500 N.W. 24th Street        1,855      5,280             _             _         7,135           599       1993       40.0
    Miami, FL
 13 3630 N.W. 25th Street          981      2,791             _             _         3,772           317       1993       40.0
    Miami, FL
 14 4101 N.W. 25th Street          848      2,414             _             _         3,262           274       1993       40.0
    Miami, FL
 15 221 West 79th St               245        698             _             _           943            79       1993       40.0
    Bloomington, MN
 16 1085 Bible Way                 151        430             _             _           581            49       1993       40.0
    Reno, NV
 17 18850 28th Avenue, South       504      1,433             _             _         1,937           163       1993       40.0
    Seattle, WA

                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (in thousands)

                                                             Initial Cost
                                                  ------------------------------------      Costs
                                                                             Furniture   Capitalized     Provision for
                                                             Building and      and       Subsequent to     Portfolio
    Description                 Encumbrances        Land     Improvements    Fixtures    Acquisition     Repositioning
    -----------                 ------------        ----     ------------    --------    -----------     -------------

CATERAIR INTERNATIONAL
       CORPORATION
 18 2800 Collingswood Drive              --           898         2,555            --            --            --
    Orlando, FL
 19 45-10 19th Avenue                    --         1,093         3,109            --            --            --
    Astoria, NY
 20 24-20 49th Street                    --           546         1,555            --            --            --
    Astoria, NY
 21 8401 Escort Street                   --           377         1,074            --            --            --
    Philadelphia, PA

SEARS LOGISTICS SERVICES
 22 4150 Lockbourne                   3,155           424         8,051            --            56            --
    Industrial Parkway
    Columbus, OH

GATX LOGISTICS, INC
 23 4472 Steelway Blvd., North           --           394         6,174            --           471            --
    Clay, NY
 24 4472 Steelway Blvd., North           --            84         1,326            --            56            --
    Clay, NY
 25 4472 Steelway Blvd., North           --            85         1,326            --            55            --
    Clay, NY
 26 4580 Steelway Blvd.., South          --           124         1,949            --           400            --
    Clay, NY
 27 200 Dunn Rd                       2,008           258         4,039            --            40            --
    Lyons, NY
 28 2900 McLane Drive                 2,008           344         5,396            --            89            --
    Lysander, NY

NORTHERN STATES POWER
       COMPANY
 29 3115 Centre Point Drive           1,590         1,046         4,182            --            13            --
    Roseville, MN

PNC MORTGAGE CORPORATION
       OF AMERICA, INC
 30 440 North Fairway Drive              --         1,130        10,167            --            49            --
    Vernon Hills, IL

VOLKSWAGEN OF AMERICA, INC
 31 450 Barclay Blvd                  3,002         2,660         6,206            --            44            --
    Lincolnshire, IL
 32 500 South Seventh Ave             3,803         3,370         7,863            --            56            --
    City of Industry, CA
 33 11650 Central Parkway             2,137         1,894         4,419            --            31            --
    Jacksonville, FL

LOCKHEED MARTIN AEROSPACE
      CORPORATION
 34 1260 Crossman Ave                 3,084         1,271         7,903            --            --            --
    Sunnyvale, CA

DELUXE CORPORATION
 35 1275 Red Fox Road                 2,056           684         5,061            --            --            --
    Arden Hills, MN

                                                  Gross Amount at Close of Period
                                  ------------------------------------------------------------
                                                                                                                        Depreciable
                                                       Furniture and    Building                Accumulated     Date        Life
    Description                   Land     Buildings     Fixtures     Improvements    Total     Depreciation  Acquired    (Years)
    -----------                   ----     ---------   -------------  ------------    -----     ------------  --------    -------

CATERAIR INTERNATIONAL
       CORPORATION
 18 2800 Collingswood Drive         898      2,555            --            --         3,453           290       1993       40.0
    Orlando, FL
 19 45-10 19th Avenue             1,093      3,109            --            --         4,202           353       1993       40.0
    Astoria, NY
 20 24-20 49th Street               546      1,555            --            --         2,101           177       1993       40.0
    Astoria, NY
 21 8401 Escort Street              377      1,074            --            --         1,451           122       1993       40.0
    Philadelphia, PA

SEARS LOGISTICS SERVICES
 22 4150 Lockbourne                 424      8,051            --            56         8,531           915       1993       40.0
    Industrial Parkway
    Columbus, OH

GATX LOGISTICS, INC
 23 4472 Steelway Blvd., North      395      6,192            --           452         7,039           850       1993       40.0
    Clay, NY
 24 4472 Steelway Blvd., North       85      1,329            --            52         1,466           177       1993       40.0
    Clay, NY
 25 4472 Steelway Blvd., North       85      1,329            --            52         1,466           177       1993       40.0
    Clay, NY
 26 4580 Steelway Blvd.., South     125      1,956            --           392         2,473           298       1993       40.0
    Clay, NY
 27 200 Dunn Rd                     259      4,050            --            28         4,337           368       1993       40.0
    Lyons, NY
 28 2900 McLane Drive               345      5,412            --            72         5,829           494       1993       40.0
    Lysander, NY

NORTHERN STATES POWER
       COMPANY
 29 3115 Centre Point Drive       1,048      4,193            --            --         5,241           432       1993       40.0
    Roseville, MN

PNC MORTGAGE CORPORATION
       OF AMERICA, INC
 30 440 North Fairway Drive       1,135     10,211            --            --        11,346         1,032       1993       40.0
    Vernon Hills, IL

VOLKSWAGEN OF AMERICA, INC
 31 450 Barclay Blvd              2,673      6,237            --            --         8,910           630       1993       40.0
    Lincolnshire, IL
 32 500 South Seventh Ave         3,387      7,902            --            --        11,289           798       1993       40.0
    City of Industry, CA
 33 11650 Central Parkway         1,903      4,441            --            --         6,344           449       1993       40.0
    Jacksonville, FL

LOCKHEED MARTIN AEROSPACE
      CORPORATION
 34 1260 Crossman Ave             1,271      7,903            --            --         9,174           733       1994       40.0
    Sunnyvale, CA

DELUXE CORPORATION
 35 1275 Red Fox Road               684      5,061            --            --         5,745           427       1994       40.0
    Arden Hills, MN

                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (in thousands)

                                                             Initial Cost
                                                  ------------------------------------     Costs
                                                                             Furniture   Capitalized     Provision for
                                                             Building and      and       Subsequent to     Portfolio
    Description                 Encumbrances        Land     Improvements    Fixtures    Acquisition     Repositioning
    -----------                 ------------        ----     ------------    --------    -----------     -------------

MICROSOFT CORPORATION
 36 1321 Greenway                     1,647         1,473         4,620            --            11            --
    Irving, TX

AT&T CORPORATION
 37 Oak Grove Plaza                   2,693         2,183         5,567            --             9            --
    Jacksonville, FL

HOMESIDE LENDING, INC
 38 Oak Grove Plaza                   1,393         1,021         2,604            --            --            --
    Jacksonville, FL

UNISON INDUSTRIES, L.P.
 39 Oak Grove Plaza                   4,574         2,911         7,423            --             1            --
    Jacksonville, FL

COMPAQ COMPUTER
       CORPORATION
 40 100 Donwick Dr.                      --         1,205         3,817            --           145            --
    Conroe, TX

NIKE, INC
 41 8400 Winchester Rd                7,017         1,476        23,127            --            --            --
    Memphis, TN

CIRRUS LOGIC, INC
 42 46702 Bayside Parkway             1,381           603         4,239            --             1            --
    Fremont, CA (#2)
 43 46831 Lakeview Blvd                  --           979         7,179            --             3            --
    Fremont, CA (#8)

CERTIFIED GROCERS
       OF CALIFORNIA, LTD
 44 5200 Sheila St                    3,305         2,593         9,195            --            --            --
    Commerce, CA

FIRST HEALTH STRATEGIES, INC
 45 Decker Lake Lane Center              --         1,105        12,052            --            19            --
    Salt Lake City, UT

TRW, INC
 46 3701 Doolittle Drive                 --         2,297         8,145            --            --            --
    Redondo Beach, CA

DUNHAM'S ATHLEISURE
      CORPORATION
 47 2201 E. Loew Rd                      --           181         5,861            --            --            --
    Marion, IN 46952

AT&T CORPORATION
 48 Gatehall Corporate Center I          --         4,885        49,390            --            --            --
    Parsippany, NJ

                                                  Gross Amount at Close of Period
                                  ------------------------------------------------------------
                                                                                                                        Depreciable
                                                          Furniture and     Building            Accumulated     Date        Life
    Description                   Land        Buildings       Fixtures    Improvements   Total  Depreciation  Acquired    (Years)
    -----------                   ----        ---------   -------------   ------------   -----  ------------  --------    -------

MICROSOFT CORPORATION
 36 1321 Greenway                 1,473         4,622            --             9         6,104        390       1994       40.0
    Irving, TX

AT&T CORPORATION
 37 Oak Grove Plaza               2,183         5,567            --             9         7,759        470       1994       40.0
    Jacksonville, FL

HOMESIDE LENDING, INC
 38 Oak Grove Plaza               1,021         2,604            --            --         3,625        220       1994       40.0
    Jacksonville, FL

UNISON INDUSTRIES, L.P.
 39 Oak Grove Plaza               2,911         7,424            --            --        10,335        626       1994       40.0
    Jacksonville, FL

COMPAQ COMPUTER
       CORPORATION
 40 100 Donwick Dr.               1,207         3,821            --           139         5,167        321       1994       40.0
    Conroe, TX

NIKE, INC
 41 8400 Winchester Rd            1,476        23,127            --            --        24,603      1,903       1994       40.0
    Memphis, TN

CIRRUS LOGIC, INC
 42 46702 Bayside Parkway           604         4,239            --            --         4,843        349       1994       40.0
    Fremont, CA (#2)
 43 46831 Lakeview Blvd             979         7,182            --            --         8,161        561       1994       40.0
    Fremont, CA (#8)

CERTIFIED GROCERS
       OF CALIFORNIA, LTD
 44 5200 Sheila St                2,593         9,195            --            --        11,788        699       1994       40.0
    Commerce, CA

FIRST HEALTH STRATEGIES, INC
 45 Decker Lake Lane Center       1,107        12,069            --            --        13,176        918       1994       40.0
    Salt Lake City, UT

TRW, INC
 46 3701 Doolittle Drive          2,297         8,145            --            --        10,442        586       1995       40.0
    Redondo Beach, CA

DUNHAM'S ATHLEISURE
      CORPORATION
 47 2201 E. Loew Rd                 181         5,861            --            --         6,042        409       1995       40.0
    Marion, IN 46952

AT&T CORPORATION
 48 Gatehall Corporate Center I   4,885        49,390            --            --        54,275      3,344       1995       40.0
    Parsippany, NJ

                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (in thousands)

                                                             Initial Cost                 Costs
                                                  ------------------------------------
                                                                             Furniture   Capitalized     Provision for
                                                             Building and      and       Subsequent to     Portfolio
    Description                 Encumbrances        Land     Improvements    Fixtures    Acquisition     Repositioning
    -----------                 ------------        ----     ------------    --------    -----------     -------------

LOUISIANA RETAIL PORTFOLIO
 49 8000 Greenwell Springs Road          --         1,062         3,995            --            --       (1,517)
    Baton Rouge, LA
 50 2424 Manhattan Blvd                  --         2,971         8,456            --            --        (1,727)
    Harvey, LA
 51 3900 Airline Highway                 --         4,369         7,767            --            14        (2,683)
    Metairie, LA
 52 4500 Tchoupitoulas Street            --         3,609         7,006            --            26            --
    New Orleans, LA

KELLEY-CLARKE, INC
 53 6300 Dumbarton Circle                --           762         4,193            --             3            --
    Fremont, CA

PEPSICO, INC
 54 5015 South Water Circle              --           244         3,643            --            --            --
    Wichita, KS

TECH DATA CORPORATION
 55 3900 William Richardson Dri          --           205         6,792            --            --            --
    South Bend, IN

PRIMERICA LIFE INSURANCE
      COMPANY
 56 3120 Breckinridge Blvd               --         1,367        11,948            --             8            --
    Duluth, GA

ARROW ELECTRONICS, INC
 57 7621 Energy Pkwy                     --           612         3,979            --            31            --
    Aurora, CO

FLUID SYSTEMS CORPORATION
 58 10054 Old Grove Road                 --         1,332         2,665            --            37            --
    San Diego, CA

NISSAN MOTOR ACCEPTANCE
     CORPORATION
 59 2901 Kinwest Parkway                 --         1,288         9,976            --           101            --
    Irving, TX

LEVER BROTHERS COMPANY
 60 3501 E. Terra Drive                  --         1,468        13,430            --            --            --
    O'Fallon, MO

FEDERAL EXPRESS CORPORATION
 61 2003, 2005, 2007 Corporate           --         2,590        23,807            --           123            --
    Memphis, TN

MJD INVESTMENTS, INC
 62 500 Airline Drive                    --         2,437        18,207            --            --            --
    Coppell, TX

FRESENIUS USA, INC
 63 Walnut Creek Center                  --           609         6,255            --             2            --
    Walnut Creek, CA


                                                   Gross Amount at Close of Period
                                   ------------------------------------------------------------
                                                          Furniture                                                     Depreciable
                                                             and         Building               Accumulated     Date        Life
    Description                    Land        Buildings   Fixtures    Improvements     Total   Depreciation  Acquired    (Years)
    -----------                    ----        ---------   --------    ------------     -----   ------------  --------    -------

LOUISIANA RETAIL PORTFOLIO
 49 8000 Greenwell Springs Road    1,062         2,478          --            --         3,540         231       1995       40.0
    Baton Rouge, LA
 50 2424 Manhattan Blvd            2,971         6,729          --            --         9,700         489       1995       40.0
    Harvey, LA
 51 3900 Airline Highway           4,374         5,093          --            --         9,467         450       1995       40.0
    Metairie, LA
 52 4500 Tchoupitoulas Street      3,618         7,023          --            --        10,641         407       1995       40.0
    New Orleans, LA

KELLEY-CLARKE, INC
 53 6300 Dumbarton Circle            762         4,193          --             3         4,958         267       1995       40.0
    Fremont, CA

PEPSICO, INC
 54 5015 South Water Circle          244         3,643          --            --         3,887         232       1995       40.0
    Wichita, KS

TECH DATA CORPORATION
 55 3900 William Richardson Dri      205         6,792          --            --         6,997         403       1995       40.0
    South Bend, IN

PRIMERICA LIFE INSURANCE
      COMPANY
 56 3120 Breckinridge Blvd         1,368        11,955          --            --        13,323         660       1995       40.0
    Duluth, GA

ARROW ELECTRONICS, INC
 57 7621 Energy Pkwy                 616         4,006          --            --         4,622         213       1995       40.0
    Aurora, CO

FLUID SYSTEMS CORPORATION
 58 10054 Old Grove Road           1,344         2,690          --            --         4,034         137       1995       40.0
    San Diego, CA

NISSAN MOTOR ACCEPTANCE
     CORPORATION
 59 2901 Kinwest Parkway           1,292        10,010          --            63        11,365         512       1995       40.0
    Irving, TX

LEVER BROTHERS COMPANY
 60 3501 E. Terra Drive            1,468        13,430          --            --        14,898         658       1996       40.0
    O'Fallon, MO

FEDERAL EXPRESS CORPORATION
 61 2003, 2005, 2007 Corporate     2,590        23,807          --           123        26,520       1,070       1996       40.0
    Memphis, TN

MJD INVESTMENTS, INC
 62 500 Airline Drive              2,437        18,207          --            --        20,644         816       1996       40.0
    Coppell, TX

FRESENIUS USA, INC
 63 Walnut Creek Center              609         6,255          --             2         6,866         267       1996       40.0
    Walnut Creek, CA


                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (in thousands)

                                                             Initial Cost                 Costs
                                                  ------------------------------------
                                                                             Furniture   Capitalized     Provision for
                                                             Building and      and       Subsequent to     Portfolio
    Description                 Encumbrances        Land     Improvements    Fixtures    Acquisition     Repositioning
    -----------                 ------------        ----     ------------    --------    -----------     -------------

TERADYNE, INC
 64 Walnut Creek Center                  --          423         4,347            --            1            --
    Walnut Creek, CA

LOCKHEED MARTIN
      CORPORATION
 65 935 First Avenue                     --        1,173         3,519            --           --           --
    King of Prussia, PA

LAM RESEARCH CORPORATION
 66 1210 California Circle               --        4,238         8,601            --           --           --
    Milpitas, CA

BLUE CROSS & BLUE SHIELD
      UNITED OF WISCONSIN
 67 401 West Michigan Street             --        1,945        14,430            --           --           --
    Milwaukee, WI

NORTHERN TELECOM INC
 68 2021 Lakeside Boulevard              --        1,226         5,643            --            7            --
    Richardson, TX

OLYMPUS AMERICA, INC
 69 Two Corporate Center Drive           --        5,216        25,377            --           --           --
    Melville, NY

ADIDAS AMERICA, INC
 70 5675 North Blackstock Road           --        1,009        17,406            --           11            --
    Spartanburg, SC

FRONTIER CORPORATION
 71 12110 North Pecos Street             --          293         3,356            --            7            --
    Westminster, CO

PURE  ATRIA CORPORATION
 72 18880 Homestead Road                 --        6,067        14,447            --            4            --
    Cupertino, CA

GALILEO INTERNATIONAL
       PARTNERSHIP
 73 6901 S. Havana Street                --        3,101        15,688            --           --           --
    Englewood, CO

LUCENT TECHNOLOGIES, INC
 74 6162 S. Willow Drive                 --        1,514        14,413            --            6            --
    Englewood, CO

IBM CORPORATION - DALLAS
 75 13800 Diplomat Drive                 --        1,316         8,709            --          160            --
    Farmers Branch, TX

RIVEREDGE SUMMIT
 76 1500-1600 RiverEdge Parkway          --        6,346        54,076            --           17            --
    Atlanta, GA


                                                   Gross Amount at Close of Period
                                   ------------------------------------------------------------
                                                         Furniture                                                      Depreciable
                                                           and        Building                  Accumulated     Date        Life
    Description                    Land    Buildings     Fixtures    Improvements     Total     Depreciation  Acquired    (Years)
    -----------                    ----    ---------     --------    ------------     -----     ------------  --------    -------

TERADYNE, INC
 64 Walnut Creek Center              423     4,347            --            1         4,771           186       1996       40.0
    Walnut Creek, CA

LOCKHEED MARTIN
      CORPORATION
 65 935 First Avenue               1,173     3,519            --           --        4,692           136       1996       40.0
    King of Prussia, PA

LAM RESEARCH CORPORATION
 66 1210 California Circle         4,238     8,601            --           --       12,839           331       1996       40.0
    Milpitas, CA

BLUE CROSS & BLUE SHIELD
      UNITED OF WISCONSIN
 67 401 West Michigan Street       1,945    14,430            --           --       16,375           556       1996       40.0
    Milwaukee, WI

NORTHERN TELECOM INC
 68 2021 Lakeside Boulevard        1,226     5,650            --           --        6,876           182       1996       40.0
    Richardson, TX

OLYMPUS AMERICA, INC
 69 Two Corporate Center Drive     5,216    25,377            --           --       30,593           819       1996       40.0
    Melville, NY

ADIDAS AMERICA, INC
 70 5675 North Blackstock Road     1,010    17,416            --           --       18,426           526       1996       40.0
    Spartanburg, SC

FRONTIER CORPORATION
 71 12110 North Pecos Street         293     3,363            --           --        3,656            88       1996       40.0
    Westminster, CO

PURE  ATRIA CORPORATION
 72 18880 Homestead Road           6,068    14,450            --           --       20,518           376       1996       40.0
    Cupertino, CA

GALILEO INTERNATIONAL
       PARTNERSHIP
 73 6901 S. Havana Street          3,101    15,688            --           --       18,789           409       1996       40.0
    Englewood, CO

LUCENT TECHNOLOGIES, INC
 74 6162 S. Willow Drive           1,514    14,419            --           --       15,933           375       1996       40.0
    Englewood, CO

IBM CORPORATION - DALLAS
 75 13800 Diplomat Drive           1,316     8,709            --          160        10,185           191       1997       40.0
    Farmers Branch, TX

RIVEREDGE SUMMIT
 76 1500-1600 RiverEdge Parkway    6,346    54,076            --           17        60,439         1,070       1997       40.0
    Atlanta, GA


                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (in thousands)

                                                             Initial Cost                 Costs
                                                  ------------------------------------
                                                                             Furniture   Capitalized     Provision for
                                                             Building and      and       Subsequent to     Portfolio
    Description                 Encumbrances        Land     Improvements    Fixtures    Acquisition     Repositioning
    -----------                 ------------        ----     ------------    --------    -----------     -------------

CARDINAL COMMERCE
 77 1460 North Glenville Drive           --          885         8,801            --           --           --
    Richardson, TX

CANYON CORPORATE CENTER
 78 5515 East La Palma Avenue            --        3,268        12,270            --           --           --
    Anaheim, CA
 79 5601 East La Palma Avenue            --        2,229         8,366            --           --           --
    Anaheim, CA
 80 5605 East La Palma Avenue            --          658         2,470            --           --           --
    Anaheim, CA

RIVERPARK
 81 Two Riverpark Drive                  --          523         5,337            --           --           --
    North Reading, MA
 82 Three Riverpark Drive                --        1,334        13,598            --           --           --
    North Reading, MA
 83 Four Riverpark Drive                 --        1,746        17,818            --           --           --
    North Reading, MA

SUNBELT BEVERAGE CORP
 84 7621 Energy Parkway                  --        1,425         8,440            --           --           --
    Baltimore, MD

FRONTIER  II
 85 1499 West 121st. St                  --          672         7,672            --           --           --
    Westminister, CO

CHARLESTON PLACE
 86 1545 Charleston Road                 --        5,111        11,212            --           --           --
    Mountain View, CA
 87 1565 Charleston Road                 --        4,824        10,584            --           --           --
    Mountain View, CA
 88 1585 Charleston Road                 --        6,551        14,373            --           --           --
    Mountain View, CA

BAY STATE GAS
 89 300 Friberg Parkway                  --        1,419         9,246            --           --           --
    Westborough, MA

WARNER CROSSING
 90 1120 West Warner Road                --          701         4,342            --           --           --
    Tempe, AZ
 91 1130 West Warner Road                --        1,037         6,675            --           --           --
    Tempe, AZ
 92 1140 West Warner Road                --        1,037         6,675            --           --           --
    Tempe, AZ
 93 8440 South Hardy Drive               --        1,028         6,620            --           --           --
    Tempe, AZ
 94 8420 South Hardy Drive               --        1,440         9,268            --           --           --
    Tempe, AZ


                                                   Gross Amount at Close of Period
                                 ------------------------------------------------------------
                                                        Furniture                                                      Depreciable
                                                          and        Building                  Accumulated     Date        Life
    Description                  Land     Buildings     Fixtures    Improvements     Total     Depreciation  Acquired    (Years)
    -----------                  ----     ---------     --------    ------------     -----     ------------  --------    -------

CARDINAL COMMERCE
 77 1460 North Glenville Drive     885      8,801            --           --        9,686           174       1997       40.0
    Richardson, TX

CANYON CORPORATE CENTER
 78 5515 East La Palma Avenue    3,268     12,270            --           --       15,538           243       1997       40.0
    Anaheim, CA
 79 5601 East La Palma Avenue    2,229      8,366            --           --       10,595           165       1997       40.0
    Anaheim, CA
 80 5605 East La Palma Avenue      658      2,470            --           --        3,128            49       1997       40.0
    Anaheim, CA

RIVERPARK
 81 Two Riverpark Drive            523      5,337            --           --        5,860           105       1997       40.0
    North Reading, MA
 82 Three Riverpark Drive        1,334     13,598            --           --       14,932           269       1997       40.0
    North Reading, MA
 83 Four Riverpark Drive         1,746     17,818            --           --       19,564           353       1997       40.0
    North Reading, MA

SUNBELT BEVERAGE CORP
 84 7621 Energy Parkway          1,425      8,440            --           --        9,865           132       1997       40.0
    Baltimore, MD

FRONTIER  II
 85 1499 West 121st. St            672      7,672            --           --        8,344           104       1997       40.0
    Westminister, CO

CHARLESTON PLACE
 86 1545 Charleston Road         5,111     11,212            --           --       16,323           152       1997       40.0
    Mountain View, CA
 87 1565 Charleston Road         4,824     10,584            --           --       15,408           143       1997       40.0
    Mountain View, CA
 88 1585 Charleston Road         6,551     14,373            --           --       20,924           195       1997       40.0
    Mountain View, CA

BAY STATE GAS
 89 300 Friberg Parkway          1,419      9,246            --           --       10,665           125       1997       40.0
    Westborough, MA

WARNER CROSSING
 90 1120 West Warner Road          701      4,342            --           --        5,043            32       1997       40.0
    Tempe, AZ
 91 1130 West Warner Road        1,037      6,675            --           --        7,712            90       1997       40.0
    Tempe, AZ
 92 1140 West Warner Road        1,037      6,675            --           --        7,712            90       1997       40.0
    Tempe, AZ
 93 8440 South Hardy Drive       1,028      6,620            --           --        7,648            90       1997       40.0
    Tempe, AZ
 94 8420 South Hardy Drive       1,440      9,268            --           --       10,708           126       1997       40.0
    Tempe, AZ


                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (in thousands)

                                                             Initial Cost                 Costs
                                                  ------------------------------------
                                                                             Furniture   Capitalized     Provision for
                                                             Building and      and       Subsequent to     Portfolio
    Description                 Encumbrances        Land     Improvements    Fixtures    Acquisition     Repositioning
    -----------                 ------------        ----     ------------    --------    -----------     -------------

GATEWAY LAKES
 95 1551 102nd Avenue                    --          723         3,063            --           --           --
    St. Petersburg, FL
 96 1501 102nd Avenue                    --          694         2,943            --           --           --
    St. Petersburg, FL

EDENVALE BUSINESS PARK
 97 5853-5863 Rue Ferrari Drive          --        9,156        22,035            --           --           --
    San Jose, CA

ELECTRONIC DATA SYSTEMS
 98 105 West Bethany Drive               --        1,352        10,070            --           --           --
    Allen, TX

COMPUTER SCIENCES CORP
 99 7720-20 Hubble Drive                 --        2,218        10,737            --           --           --
    Lanham, MD

HITACHI
100 1565 Barber Lane                     --        4,812        12,194            --           --           --
    Milpitas, CA

ALLIANCE DATA SYSTEMS
101 17201 Waterview Parkway              --        1,921         4,638            --           --           --
    Dallas, TX

HEWLETT PACKARD
102 3000 Waterview Parkway               --        2,815        29,978            --           --           --
    Richardson, TX

MULTILINK
103 6 Riverside Drive                    --          757         8,501            --           --           --
    Andover, MA

WELLPOINT
104 2000 Corporate Center Drive          --        1,680         9,156            --           --           --
    Thousand Oaks, CA
105 2050 Corporate Center Drive          --        1,751         9,543            --           --           --
    Thousand Oaks, CA

TRINET PROPERTY PARTNERS, L.P.
106 1022 Hingham Street                  --        1,920        11,218            --           --           --
    Rockland, MA
107 65 Dan Road                          --        1,010         4,294            --           --           --
    Canton, MA
108 One Longwater Circle                 --        1,112         1,617            --           --           --
    Norwell, MA
109 100 Longwater Circle              4,215         1,112         4,345            --           --           --
    Norwell, MA
110 101 Philip Drive                  2,579           505         2,274            --           --           --
    Norwell, MA


                                                  Gross Amount at Close of Period
                                  ------------------------------------------------------------
                                                            Furniture                                                    Depreciable
                                                              and         Building                Accumulated     Date        Life
    Description                   Land        Buildings     Fixtures    Improvements     Total    Depreciation  Acquired    (Years)
    -----------                   ----        ---------     --------    ------------     -----    ------------  --------    -------

GATEWAY LAKES
 95 1551 102nd Avenue               723         3,063            --           --        3,786           29       1997       40.0
    St. Petersburg, FL
 96 1501 102nd Avenue               694         2,943            --           --        3,637           27       1997       40.0
    St. Petersburg, FL

EDENVALE BUSINESS PARK
 97 5853-5863 Rue Ferrari Drive   9,156        22,035            --           --       31,191          161       1997       40.0
    San Jose, CA

ELECTRONIC DATA SYSTEMS
 98 105 West Bethany Drive        1,352        10,070            --           --       11,422           73       1997       40.0
    Allen, TX

COMPUTER SCIENCES CORP
 99 7720-20 Hubble Drive          2,218        10,737            --           --       12,955           78       1997       40.0
    Lanham, MD

HITACHI
100 1565 Barber Lane              4,812        12,194            --           --       17,006           64       1997       40.0
    Milpitas, CA

ALLIANCE DATA SYSTEMS
101 17201 Waterview Parkway       1,921         4,638            --           --        6,559           24       1997       40.0
    Dallas, TX

HEWLETT PACKARD
102 3000 Waterview Parkway        2,815        29,978            --           --       32,793           94       1997       40.0
    Richardson, TX

MULTILINK
103 6 Riverside Drive               757         8,501            --           --        9,258            9       1997       40.0
    Andover, MA

WELLPOINT
104 2000 Corporate Center Drive   1,680         9,156            --           --       10,836            9       1997       40.0
    Thousand Oaks, CA
105 2050 Corporate Center Drive   1,751         9,543            --           --       11,294           10       1997       40.0
    Thousand Oaks, CA

TRINET PROPERTY PARTNERS, L.P.
106 1022 Hingham Street           1,920        11,218            --           --       13,138           12       1997       40.0
    Rockland, MA
107 65 Dan Road                   1,010         4,294            --           --        5,304            4       1997       40.0
    Canton, MA
108 One Longwater Circle          1,112         1,617            --           --        2,729            2       1997       40.0
    Norwell, MA
109 100 Longwater Circle          1,112         4,345            --           --        5,457            5       1997       40.0
    Norwell, MA
110 101 Philip Drive                505         2,274            --           --        2,779            2       1997       40.0
    Norwell, MA


                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                                 (in thousands)

                                                             Initial Cost                 Costs
                                                  ------------------------------------
                                                                             Furniture   Capitalized     Provision for
                                                             Building and      and       Subsequent to     Portfolio
    Description                 Encumbrances        Land     Improvements    Fixtures    Acquisition     Repositioning
    -----------                 ------------        ----     ------------    --------    -----------     -------------

TRINET PROPERTY PARTNERS, L.P.
111 30 Dan Road                          --          1,405         3,875           --           --             --
    Canton, MA
112 85 Dan Road                          --          1,292         1,939           --           --             --
    Canton, MA
113 300 Foxborough Blvd               3,451          1,217         3,750           --           --             --
    Foxborough, MA
114 105 Forbes Blvd                   1,188            607         1,414           --           --             --
    Mansfield, MA
                                    -------       --------      --------      -------      --------       -------
    TOTAL REAL ESTATE               $66,446       $200,752      $957,162      $ 1,786       $ 4,520       ($5,927)
                                    =======       ========      ========      =======       =======       =======

                                                  Gross Amount at Close of Period
                                  ------------------------------------------------------------
                                                            Furniture                                                    Depreciable
                                                              and         Building               Accumulated     Date        Life
    Description                   Land        Buildings     Fixtures    Improvements     Total   Depreciation  Acquired    (Years)
    -----------                   ----        ---------     --------    ------------     -----   ------------  --------    -------

TRINET PROPERTY PARTNERS, L.P.
111 30 Dan Road                   1,405         3,875            --           --        5,280           4       1997       40.0
    Canton, MA
112 85 Dan Road                   1,292         1,939            --           --        3,231           2       1997       40.0
    Canton, MA
113 300 Foxborough Blvd           1,217         3,750            --           --        4,967           4       1997       40.0
    Foxborough, MA
114 105 Forbes Blvd                 607         1,414            --           --        2,021           1       1997       40.0
    Mansfield, MA
                                --------      --------       -------      -------    ----------       -------
    TOTAL REAL ESTATE           $201,083      $953,688       $ 1,786      $ 1,738    $1,158,295       $54,152
                                ========      ========       =======      =======    ==========       =======

                       TRINET CORPORATE REALTY TRUST, INC.
                               NOTES TO SCHEDULE III
                               DECEMBER 31, 1997
                                 (in thousands)


1. Reconciliation of Real Estate: The following table reconciles Real Estate from January 1, 1995 to December 31, 1997:

                                              1997          1996           1995
                                          -----------    -----------    -----------

Balance at January 1 ...................  $   697,517    $   538,717    $   377,522
Additions  .............................      466,186        222,789        161,195
Dispositions ...........................       (5,408)       (58,062)            --
Provision for portfolio repositioning ..           --         (5,927)            --
                                          -----------    -----------    -----------
Balance at December 31 .................  $ 1,158,295    $   697,517    $   538,717
                                          ===========    ===========    ===========

2. Reconciliation of Accumulated Depreciation: The following table reconciles Accumulated Depreciation from January 1, 1995 to December 31, 1997:

                                       1997        1996        1995
                                     --------    --------    --------
Balance at January 1 ..............  $ 36,360    $ 30,260    $ 19,852
Additions .........................    19,347      13,293      10,408
Dispositions ......................    (1,555)     (7,193)         --
                                     --------    --------    --------
Balance at December 31 ............  $ 54,152    $ 36,360    $ 30,260
                                     ========    ========    ========