Form 10-Q
period 1998-03-31
TRINET CORPORATE REALTY TRUST INC
filed 1998-05-13
CIK 899162

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                             ----------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


                         Commission file number 1-11918




                       TRINET CORPORATE REALTY TRUST, INC.
             (Exact name of Registrant as specified in its Charter)



        Maryland                                       94-3175659
(State of incorporation)                    (I.R.S. Employer Identification No.)


One Embarcadero Ctr., 33rd Floor, San Francisco, CA                94111
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

      24,863,258 shares of Common Stock, $.01 par value as of May 11, 1998

                       TRINET CORPORATE REALTY TRUST, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                      INDEX


      PART I - FINANCIAL INFORMATION                                               PAGE
  Item 1.      Financial Statements (Unaudited)

               Consolidated Balance Sheets
               as of March 31, 1998 and December 31, 1997                            3

               Consolidated Statements of Operations
               for the three months ended March 31, 1998 and 1997                    4

               Consolidated Statements of Cash Flows
               for the three months ended March 31, 1998 and 1997                    5

               Notes to Consolidated Financial Statements                            6

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                         11


  PART II - OTHER INFORMATION

  Item 1.      Legal Proceedings                                                     16

  Item 2.      Changes in Securities                                                 16

  Item 3.      Defaults Upon Senior Securities                                       16

  Item 4.      Submission of Matters to a Vote of
               Security Holders                                                      16

  Item 5.      Other Information                                                     16

  Item 6.      Exhibits and Reports on Form 8-K                                      16

  Signatures                                                                         18


                       TRINET CORPORATE REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   ----------


                                                                                 March 31, 1998    December 31, 1997
                                                                                 --------------    -----------------
                                                                                   (Unaudited)        (Audited)
ASSETS

Real estate, at cost:
        Land                                                                       $   219,552       $   200,393
        Depreciable property                                                         1,016,617           945,458
                                                                                   -----------       -----------
                                                                                     1,236,169         1,145,851
        Less accumulated depreciation                                                  (58,995)          (52,650)
                                                                                   -----------       -----------
                                                                                     1,177,174         1,093,201
        Investment in joint ventures                                                   115,185             6,661
        Real estate held for sale, net                                                      --            10,942
                                                                                   -----------       -----------
            Total real estate                                                        1,292,359         1,110,804
Cash and cash equivalents                                                               14,980               303
Restricted cash and investments                                                         16,161             5,043
Deferred rent receivable                                                                23,101            20,797
Interest rate protection agreements and loan costs, net                                 14,263            13,958
Other assets, net                                                                        7,348             4,999
                                                                                   -----------       -----------
                                                                                   $ 1,368,212       $ 1,155,904
                                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Debt                                                                       $   511,076       $   434,122
        Dividends payable                                                               15,463            13,346
        Other liabilities                                                               44,477            32,448
                                                                                   -----------       -----------
            Total liabilities                                                          571,016           479,916
                                                                                   -----------       -----------
Commitments and contingencies
Minority interest                                                                        1,098               765

Stockholders' equity:
        Preferred stock, $.01 par value, 10,000,000 shares authorized:
            Series A:  2,000,000 shares issued and outstanding
                at March 31, 1998 and December 31, 1997                                     20                20
                (aggregate liquidation preference $50,000)
            Series B: 1,300,000 shares issued and outstanding
                at March 31, 1998 and December 31, 1997                                     13                13
                (aggregate liquidation preference $32,500)
            Series C: 4,000,000 shares issued and outstanding                               40                40
                at March 31, 1998 and December 31, 1997
                (aggregate liquidation preference $100,000)
        Common stock, $.01 par value, 40,000,000 shares authorized:
            24,161,504 and 20,853,106 issued and outstanding
            at March 31, 1998 and December 31, 1997, respectively                          242               209
        Paid-in-capital                                                                831,981           710,798
        Accumulated deficit                                                            (36,198)          (35,857)
                                                                                   -----------       -----------
           Total stockholders' equity                                                  796,098           675,223
                                                                                   -----------       -----------
                                                                                   $ 1,368,212       $ 1,155,904
                                                                                   ===========       ===========


                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited and in thousands, except share and per share data)
                                 --------------


                                                                   Three Months Ended
                                                                       March 31,
                                                             -------------------------------
                                                                 1998               1997
                                                             ------------       ------------
Revenues:
       Rent                                                  $     35,266       $     21,979
       Joint venture income                                           448                238
       Management fees                                                265                 87
       Other                                                          893                223
                                                             ------------       ------------
              Total revenues                                       36,872             22,527

Expenses:
       Property operating costs                                     1,260                893
       General and administrative                                   2,510              1,554
       Interest                                                     8,706              5,720
       Depreciation and amortization                                6,457              3,915
                                                             ------------       ------------
            Income before minority interest
               and gain on sale of real estate                     17,939             10,445
       Minority Interest                                              (12)                --
       Gain on sale of real estate                                  1,115                 --
                                                             ------------       ------------
            Income before extraordinary item                       19,042             10,445
       Extraordinary gain from expropriation                           --                 98
                                                             ------------       ------------
              Net income                                           19,042             10,543

              Preferred dividend requirement                       (3,919)            (1,919)
                                                             ------------       ------------

              Earnings available to common shares            $     15,123       $      8,624
                                                             ============       ============

Earnings available per common share:
       Income available before extraordinary item            $       0.65       $       0.52
       Earnings available                                    $       0.65       $       0.53

Earnings available per common share, assuming dilution:
       Income available before extraordinary item            $       0.65       $       0.52
       Earnings available                                    $       0.65       $       0.53

Weighted average number of common shares outstanding:
       Basic                                                   23,130,525         16,191,472
       Diluted                                                 23,411,493         16,372,114

Dividends declared per common share                          $       0.64       $       0.63


                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)
                                 --------------


                                                                            Three Months Ended
                                                                                  March 31,
                                                                         -------------------------
                                                                            1998           1997
                                                                         ---------       ---------
Cash flows from operating activities:
       Net income                                                        $  19,042       $  10,543
       Noncash income and expenses included in net income:
           Extraordinary gain from expropriation of land                        --             (98)
           Depreciation and amortization                                     6,457           3,915
           Interest (amortization of interest rate protection
             agreements and loan costs)                                        641             616
           Straight-line rent adjustments                                   (2,304)         (1,407)
           Gain on sale of real estate                                      (1,115)             --
           Joint venture income                                               (448)           (238)
       Cash provided by (used in) operating assets and liabilities:
           Other assets                                                     (2,253)            (33)
           Other liabilities                                                11,724           6,330
                                                                         ---------       ---------
                Net cash provided by operating activities                   31,744          19,628
                                                                         ---------       ---------

Cash flows from investing activities:
       Real estate acquisitions                                            (87,676)       (149,759)
       Proceeds from disposal of real estate                                12,297              --
       Contributions to unconsolidated joint ventures                     (108,507)             --
       Cash distributions from unconsolidated joint ventures                   431              --
       Proceeds from sale of real estate due to expropriation                   --             122
       Other capital expenditures                                             (571)           (193)
                                                                         ---------       ---------
                Net cash used in investing activities                     (184,026)       (149,830)
                                                                         ---------       ---------

Cash flows from financing activities:
       Acquisition Facility borrowings                                     254,200          55,035
       Acquisition Facility payments                                      (301,800)       (113,735)
       Mortgage note principal payments                                        (94)             --
       Preferred dividends paid                                             (3,920)         (1,919)
       Common dividends paid                                               (13,346)         (8,799)
       Proceeds from issuance of common stock                              119,351         199,936
       Proceeds from senior unsecured debt offering                        124,633              --
       Increase in restricted cash and investments                         (11,118)            (54)
       Increase in interest rate protection agreements,
           loan costs, and other assets                                       (947)            (41)
                                                                         ---------       ---------
                Net cash provided by financing activities                  166,959         130,423
                                                                         ---------       ---------

Increase in cash and cash equivalents                                       14,677             221
Cash and cash equivalents, at beginning of period                              303           4,984
                                                                         ---------       ---------
Cash and cash equivalents, at end of period                              $  14,980       $   5,205
                                                                         =========       =========


                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 --------------

1.    Financial Statements:

      Principles of Consolidation and Basis of Presentation:

           The accompanying consolidated financial statements include the accounts of TriNet Corporate Realty Trust, Inc. (the "Company"), its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership. The outside equity interests in the consolidated partnerships and limited liability companies not owned and controlled by the Company are reflected as minority interest in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

           In the opinion of the Company's management, all material adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.    Real Estate and Depreciation:

           In March 1998, a wholly-owned subsidiary of the Company sold two industrial properties in Clay, New York, comprising 655,000 square feet. The properties were sold for $12.8 million which resulted in a gain of $1.1 million.

           The following summarizes depreciation expense for the three months ending (in thousands):

                                             March 31, 1998     March 31, 1997
                                             --------------     --------------
           Real estate                         $ 6,418            $ 3,826
           Corporate furniture and equipment        33                 42
                                               -------            -------
                                               $ 6,451            $ 3,868
                                               =======            =======


3.    Investments in Real Estate Joint Ventures:

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

           On March 16, 1998, the Company, via a joint venture (the "Poydras Joint Venture") with Whitehall Street Real Estate Limited Partnership IX ("Whitehall"), an affiliate of Goldman, Sachs & Co., acquired two office towers, a parking facility, and a development parcel in the central business district of New Orleans, Louisiana, for a purchase price of approximately $114.3 million. The properties consist of a 28-story, 526,041 square foot office tower, a 24-story, 422,890 square foot office tower, a 1,078 space parking garage, a 1.5 acre development parcel, and a
      0.68 acre garage expansion site. At March 31, 1998, the Poydras Joint Venture had no debt outstanding. The Company has a 50 percent interest in the Poydras Joint Venture and will manage the assets on behalf of the venture. Commencing in March 2001, subject to acceleration under certain circumstances, Whitehall has the right to exchange its interest in the joint venture for shares of the

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 --------------

      Company's Common Stock, with registration rights. The Company accounts for its limited liability investment under the equity method.

           On March 26, 1998, the Company entered into a joint venture with a private real estate investment, development, and management company to participate in the development and ownership of a multi-building office campus, Corporate Technology Centre ("Tech Centre"), in San Jose, California. The venture intends to construct up to seven Class A office buildings comprising approximately 603,000 square feet and expects the project's final cost to total approximately $126 million. The Company has initially invested just over $50 million in the joint venture, which acquired a 33 acre, fully-entitled land parcel. The Company has a 50 percent interest in the venture. The Tech Centre joint venture partner will be responsible for the project's development and leasing activities. The Company has the option to purchase the remaining ownership interest of the venture once the project is leased and stabilized. The Company accounts for its limited liability investment under the equity method.


4.    Debt:

           Debt consists of the following (in thousands):

                                        Balance as of                 Interest Rate          Maturity
        Loan                March 31, 1998     December 31, 1997    as of March 31, 1998        Date
----------------------    -----------------    -----------------    --------------------   --------------
Acquisition Facility             $ 70,700         $ 118,300          LIBOR + 0.925%        10/08/1999
7.30% Notes due 2001              100,000           100,000              7.30%             05/15/2001
1994 Mortgage Loan                 55,013            55,013           LIBOR + 1.00%        12/01/2004
7.95% Notes due 2006               50,000            50,000              7.95%             05/15/2006
7.70% Notes due 2017              100,000           100,000              7.70%             07/15/2017
6.75% Drs. due 2013               125,000                 -              6.75% (1)         03/01/2013 (1)
Other Mortgage Loans               11,339            11,433           7.50% - 8.81%            (2)
                               ----------        ----------
                                  512,052           434,746
Less debt discount                   (976)             (624)
                               ----------        ----------
                                $ 511,076         $ 434,122
                               ==========        ==========

(1) Subject to mandatory tender on 3/1/2003. Initial coupon of 6.75% applies to first five year term only.

(2)   Other Mortgage Loans mature at various dates through 2009.

           The 30-day LIBOR as of March 31, 1998 was 5.69%. The Company has entered into interest rate protection agreements which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $125.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The notional amount of indebtedness covered by the interest rate swap varies over time and is $125.0 million through May 1998 and $75.0 million from June 1998 through November 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

           On February 24, 1998, the Company sold to the public $125 million of 6.75% Dealer remarketable securities due March 1, 2013, (the "Drs.") at a price of 99.706% of the principal amount. Net proceeds, after issuance costs and related settlements on treasury locks, from the Drs. were approximately $123.7 million, of which $120.6 million was used to pay down the balance on the Acquisition Facility. The Drs. are subject to a mandatory tender on March 1, 2003, to J.P. Morgan Securities, Inc. (the "Dealer"), and subject to certain terms and conditions, must be remarketed by the Dealer. If the securities are remarketed by the Dealer in 2003, the rate applicable to such 10 year security would be based upon the 10 year Treasury rate in effect on February 24, 1998, plus a market spread corresponding to the Company's credit quality at the time of remarketing. The Drs. are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured indebtedness. The Drs. are redeemable at any time, in whole or in part, at the option of

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 --------------

      the Company. Interest on the Drs. will be paid semi-annually in arrears on March 1 and September 1 of each year. In conjunction with this issuance, the Dealer paid the Company a premium for the right to require the mandatory tender of all outstanding Drs. at March 1, 2003. Additionally, the Company settled its interest rate hedge agreements in conjunction with this debt issuance. The all-in effective interest rate, including the issuance costs, the premium received from the Dealer, and the cost associated with the settlement of the interest rate hedge agreements, is 6.86% over the initial five-year term of the Drs.

           The following table indicates the costs and accumulated amortization associated with loans outstanding (in thousands):




                                              March 31,         December 31,
                                                 1998              1997
                                              ---------         ------------
     Loan origination costs                    $ 11,792          $ 10,866
     Protection agreement costs                   9,845             9,845
                                               --------          --------
                                                 21,637            20,711
     Accumulated amortization                    (7,374)           (6,753)
                                               --------          --------
     Loan origination costs and
          protection agreement costs, net      $ 14,263          $ 13,958
                                               ========          ========

           The following table sets forth the components of interest expense for the three months ending (in thousands):

                                            March 31, 1998    March 31, 1997
                                            --------------    --------------
     Interest                                   $ 8,065           $ 5,104
     Amortization of loan origination costs         395               370
     Amortization of protection agreement costs     246               246
                                                -------           -------
                                                $ 8,706           $ 5,720
                                                =======           =======


5.    Stockholders' Equity:

           On January 8, 1998, the Company completed a follow-on equity offering of 2,405,000 shares of common stock at a price of $37.00 per share (the "January 1998 Offering"). Net proceeds from the January 1998 Offering, after issuance costs, were approximately $87.5 million and were used to pay down the balance on the Acquisition Facility.

           On February 25, 1998, the Company adopted a stockholder rights plan (the "Stockholder Rights Plan") pursuant to a rights agreement. In connection with the adoption of the Stockholder Rights Plan, the Company's Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock to stockholders of record as of the close of business on April 13, 1998. Each Right entitles the holder to purchase from the Company 1/100 of a share of a new series of preferred stock at a price of $200 per 1/100 of a share (the "Purchase Price"). The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. In the event a person becomes an "acquiring person" by acquiring more than 15% of the Company's outstanding shares, or commencing a tender offer for more than 15% of the Company's outstanding shares, each holder of a Right (other than the acquiring person, whose Rights become null and void) would be entitled to acquire such number of shares of the Company's Common Stock having a value equal to two times the Purchase Price of the Right. If the Company is acquired in a merger or other business combination

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 --------------

      transaction, or if 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (other than holders whose Rights have become null and void) would then be entitled to purchase shares of the acquiring company's common stock having a value equal to twice the Purchase Price of the Right.

           On March 18, 1998, the Company completed a direct placement of 800,000 shares of common stock priced at $37.50 per share (the "March 1998 Offering"). The $30.0 million of proceeds were used to pay down the balance on the Acquisition Facility.


6.     Commitments and Contingencies:

           From time to time, the Company is subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a materially adverse effect on the Company's financial condition or results of operations.

           The Company is also subject to option agreements with five existing tenants which could require the Company to fund tenant improvements on approximately 25,000 square feet and to construct approximately 497,000 square feet of additional adjacent space on which the Company would receive additional rent under the terms of the option agreements. The option agreements commence and expire at various dates through 2012.

           As of March 31, 1998, the Company had entered into an aggregate of approximately $99.4 million of contracts with third party developers to acquire three separate properties currently under construction. The acquisition of these properties is subject to the completion of construction, occupancy of the premises by the tenants (pursuant to leases that have already been executed by the parties) and satisfaction of certain conditions. Completion of construction is expected at various dates through 1998 and 1999.


7.    Subsequent Events:

           On April 29, 1998, the Company completed a public offering (the "April 1998 Offering") of 701,754 shares of common stock in an underwritten offering with Merrill Lynch & Co. Merrill Lynch deposited these common shares with the trustee of the Equity Investor Funds Cohen & Steers Realty Majors Portfolio, a unit investment trust. Net proceeds from the offering were approximately $23.7 million and were used to pay down the balance on the Acquisition Facility and for working capital.

           On May 1, 1998, Trinity Property Partners, L.P. ("TPP") acquired two properties for total consideration of approximately $8.0 million, which consisted of cash, partnership units and the assumption of approximately $5.3 million of debt. One of these buildings, a 35,500 square foot, single-story office/R&D/distribution facility, is located on 7.5 acres in Assinippi Park, Massachusetts, and is 100 percent leased to Mentor O&O, Inc. The other property is 7,586 square foot, two-story R&D facility which is situated on 3.5 acres in Randolph, Massachusetts and is 100 percent leased to Serono Laboratories, Inc.

                       TRINET CORPORATE REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 --------------

8.    Earnings per Share:

           The following table presents the basic and diluted earnings per share calculations for the three months ending (dollars in thousands, except per share amounts):

                                                          March 31, 1998   March 31, 1997
                                                          --------------   --------------
      NUMERATOR
          Income before extraordinary items                $     19,042       $     10,445
          Extraordinary items                                        --                 98
                                                           ------------       ------------
          Net income                                             19,042             10,543
          Preferred dividend requirement                         (3,919)            (1,919)
                                                           ------------       ------------
          Earnings available to common shares              $     15,123       $      8,624
                                                           ============       ============

      DENOMINATOR
         Basic:
          Weighted average common shares outstanding         23,130,525         16,191,472
                                                           ============       ============

         Diluted:
          Weighted average common shares outstanding         23,130,525         16,191,472
          Shares issuable from assumed conversion of
              common stock options                              280,968            180,642
                                                           ------------       ------------
          Weighted average common shares outstanding,
              as adjusted                                    23,411,493         16,372,114
                                                           ============       ============

      EARNINGS AVAILABLE PER COMMON SHARE - BASIC:
          Income available before extraordinary items      $       0.65       $       0.52
          Extraordinary items                                        --               0.01
                                                           ------------       ------------
          Earnings available                               $       0.65       $       0.53
                                                           ============       ============

      EARNINGS AVAILABLE PER COMMON SHARE - DILUTED:
          Income available before extraordinary items      $       0.65       $       0.52
          Extraordinary items                                        --               0.01
                                                           ------------       ------------
          Earnings available                               $       0.65       $       0.53
                                                           ============       ============


           Commencing in June 1998, the limited partners of the Sunnyvale Partnership have the option to convert their interest into cash; however, the Company may elect to deliver 258,894 shares of the Company's common stock in lieu of cash. Similarly, commencing in July, 1999 the limited partners of TPP have the option of convert their interests into cash and the Company may elect to deliver 19,784 shares of common stock in lieu of cash should the limited partners redeem their interests. Commencing in March 2001, Whitehall has the option to convert its limited liability interest into 1,521,808 shares of common stock. When the Poydras Joint Venture obtains project financing, the number of shares of common stock that Whitehall could obtain through conversion will be reduced. The assumed conversions by the limited partners and members of the Sunnyvale Partnership, TPP, and the Poydras Joint Venture were not included in the calculation of diluted earnings per share as they were antidilutive for the periods presented.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and also with the Company's Annual Report for 1997 filed on Form 10-K. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section have the meaning ascribed to them in such financial statements and the notes thereto.

RESULTS OF OPERATIONS-
THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

      Rent revenues for the first quarter of 1998 increased by $13.3 million or 60% compared to the first quarter of 1997. The significant increase in rent revenue is primarily the result of the Company's acquisitions subsequent to March 31, 1997, which accounted for $10.2 million of rent revenue during the first quarter of 1998. Additionally, the properties acquired in the first quarter of 1997 contributed an additional $3.1 million to rent revenue in 1998, the increase due to owning the properties for a full quarter in 1998. The overall increase in rent revenue was partially offset by a decrease of approximately $155,000 due to properties sold since January 1, 1997. On a cash basis, "same store" rents increased 2.3%.

      On March 16, 1998, the Company, via a joint venture (the "Poydras Joint Venture") with Whitehall Street Real Estate Limited Partnership IX ("Whitehall"), an affiliate of Goldman, Sachs & Co., acquired two office towers, a parking facility, and a development parcel in the central business district of New Orleans, Louisiana, for a purchase price of approximately $114.3 million. The Company has a 50 percent interest in the Poydras Joint Venture, which contributed $229,000 to joint venture income during the three months ended March 31, 1998. The Company's joint venture investment in the Sunnyvale Partnership contributed $219,000 to revenues for the three months ended March 31, 1998, a decrease from the $238,000 for the same period in 1997.

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

      Other revenue increased by $670,000 to $893,000 for the first quarter of 1998, primarily the result of the recognition of approximately $713,000 of income from the Company's advisory services provided in connection with the Poydras Joint Venture and the Tech Centre investment, offset by lower interest income due to lower average cash balances. Average cash balances were higher in the first quarter of 1997 due to proceeds from the February 1997 equity offering of 6,250,000 shares of common stock.

      For the quarter ended March 31, 1998, property operating costs increased to $1.3 million from $893,000 for the first quarter of 1997. The increase in property operating costs is due to the acquisition of certain properties since the first quarter of 1997 in which the Company has lease obligations for operating expenses as well as incremental costs associated with the continued growth in the Company's real estate portfolio.

      For the quarter ended March 31, 1998, general and administrative expenses increased 62% to $2.5 million, the result of increased personnel and related overhead from the Company's continued growth. As a percentage of combined rent revenue and joint venture income, general and administrative expenses have remained at 7.0% for the first quarter of 1998 as compared to the first quarter of 1997. Also, general and administrative expenses as a percentage of weighted average joint venture investments and undepreciated real estate was .20% for the first quarter of 1998 and 1997.

      Interest expense has increased 52% to $8.7 million for the quarter ended March 31, 1998 as compared to $5.7 million for the corresponding period of 1997. This increase is due to a greater weighted average debt balance of $437.2 million for the three months ended March 31, 1998, as compared to $278.3 million for the corresponding period of 1997. The increase in the debt balance is primarily attributable to the issuance of the 2017 Notes in July 1997 and the issuance of the Drs. in February 1998. Additionally, the Company's weighted average interest rate on outstanding borrowings increased from 7.30% for the first three months of 1997 to 7.36% during the same period in 1998 as a result of the longer weighted average debt maturity achieved through the issuance of the 2017 Notes. Also impacting interest expense is the amortization of the loan costs which increased by 4% to $641,000 in the first quarter of 1998 compared to $616,000 in the first quarter of 1997. This increase is attributable to the amortization associated with the issuance of the 2017 Notes in July 1997 and the Drs. in February 1998.

      Depreciation and amortization increased by 65% for the three months ended March 31, 1998 when compared to the first three months of 1997, a result of the Company's larger asset base.

     The $12,000 minority interest for the first quarter of 1998 represents the limited partners' interest in TriNet Property Partners, L.P. ("TPP"), a partnership formed in December 1997. TPP, in which a wholly-owned subsidiary of the Company is the sole general partner, purchased nine office/R&D properties in December 1997 and three additional office/R&D properties in the first quarter of 1998 from a group of private partnerships.

      In March 1998, the Company sold two properties comprising approximately 655,500 square feet located in Clay, New York, which are currently leased to GATX/Logistics Corporation. The sale price was approximately $12.8 million which resulted in a gain of approximately $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities increased by $12.1 million, or 62%, to $31.7 million for the three months ended March 31, 1998, when compared to the same period in 1997. The increase was primarily due to increased rental revenue attributable to the increase in the portfolio size. Net cash used in investing activities was $185.9 million for the three months ended March 31, 1998. These funds were expended to acquire properties.

      The following quantifies the Company's capital expenditures (in thousands) for the indicated three month periods ended March 31:

                                             1998          1997
                                           --------      --------
      Real estate acquisitions             $ 87,676      $149,759
      Investment in joint ventures          108,507            --
      Building improvements                     446            13
      Corporate furniture, equipment,
         and leasehold improvements             125           180
                                           --------      --------
                                           $196,754      $149,952
                                           ========      ========

      The Company incurred $125,000 of leasehold improvement expenditures in the first three months of 1998 but does not anticipate incurring any additional expenditures during the remainder of 1998. The Company did not incur any tenant improvement expenditures in the first three months of 1998 and does not expect to incur any of these costs for the remainder of 1998. The Company incurred $446,000 of capital expenditures on existing properties during the first three months of 1998, and expects to incur an additional $2.8 million of such expenditures for the remainder of 1998.

      Net cash provided by financing activities for the first three months of 1998 was $168.8 million, primarily a result of the proceeds from the January 1998 Offering, the March 1998 Offering and the issuance of the Drs. Net proceeds from the January 1998 Offering were approximately $87.5 million which were used to pay down the balance on the Acquisition Facility. Proceeds costs from the March 1998 Offering were approximately $30.0 million and were also used to pay down the balance on the Acquisition Facility. Net proceeds after issuance costs from the Drs. were approximately $123.7 million, of which $120.6 million was used to pay down the balance on the Acquisition Facility. Net cash provided by financing activities was offset by common dividends paid of $13.3 million and preferred dividends paid of $3.9 million for the quarter ending March 31, 1998.

      Outstanding debt as of March 31, 1998, consisted of mortgage notes and notes payable totaling $511.1 million. There are $397,000 of scheduled principal amortization payments for the next twelve months which are related to the Other Mortgage Loans. As of March 31, 1998, the available amount of credit under the Acquisition Facility was $129.3 million.

      On January 8, 1998, the Company completed a follow-on equity offering of 2,405,000 shares of common stock at a price of $37.00 per share (the "January 1998 Offering"). Proceeds from the January 1998 Offering, net of issuance costs, were approximately $87.5 million which were used to pay down the balance on the Acquisition Facility.

      On February 24, 1998, the Company sold to the public $125 million of 6.75% Dealer remarketable securities due March 1, 2013, (the "Drs.") at a price of 99.706% of the principal amount. Net proceeds after issuance costs from the Drs. were approximately $123.7 million, of which $120.6 million was used to pay down the balance on the Acquisition Facility. The Drs. are subject to a mandatory tender on March 1, 2003, to J.P. Morgan Securities, Inc. (the "Dealer"), and subject to certain terms and conditions, must be remarketed by the Dealer. The Drs. are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured indebtedness. The Drs. are redeemable at any time, in whole or in part, at the option of the Company. Interest on the Drs. will be paid semi-annually in arrears on March 1 and September 1 of each year. In conjunction with this issuance, the Dealer paid the Company a premium for the right to require the mandatory tender of all outstanding Drs. at March 1, 2003. Additionally, the Company settled its interest rate hedge agreements in conjunction with this debt issuance. The all-in effective interest rate, including the estimated issuance costs, the premium received from the Dealer, and the cost associated with the settlement of the interest rate hedge agreements, is 6.86% over the initial five-year term of the Drs.

      On March 18, 1998, the Company completed a direct placement of 800,000 shares of common stock priced at $37.50 per share (the "March 1998 Offering"). The $30.0 million of proceeds were used to pay down the balance on the Acquisition Facility.

      On April 29, 1998, the Company completed a public offering (the "April 1998 Offering") of 701,754 shares of common stock in an underwritten offering with Merrill Lynch & Co. Merrill Lynch deposited these common shares with the trustee of the Equity Investor Funds Cohen & Steers Realty Majors Portfolio, a unit investment trust. Net proceeds from the offering were approximately $23.7 million, before issuance costs, and were used to pay down the balance on the Acquisition Facility and for working capital.

      On February 5, 1998, Schwegmann Giant Supermarkets ("Schwegmann") failed to meet its lease obligations on two Schwegmann properties in Baton Rouge and Metairie, Louisiana and was in default of these lease agreements with the Company. Obligations with respect to the Schwegmann properties were secured by a first mortgage and assignment of rents on a separate property that was owned by an affiliate of Schwegmann and leased to SGSM Acquisition Company, LLC ("SGSM") (the "Collateral Property"). On May 4, 1998, the Company accepted a deed on the Collateral Property as consideration for the future release of Schwegmann's obligations under both defaulted leases and various guarantees. The 108,424 square foot Collateral Property is located in Metairie, Louisiana and is 100% leased to SGSM through 2017. The Collateral Property has annual net operating income of approximately $500,000. The Company does not expect a material impact on its financial condition or results of operations as a result of this transaction.

      The Company expects to meet certain long-term liquidity requirements, such as property acquisitions and scheduled debt maturities, using long-term unsecured and secured borrowings and the issuance of debt securities or preferred and common stock of the Company. The Company has on file with the Securities and Exchange Commission two Form S-3 Registration Statements. One registration statement is a universal shelf registration statement authorizing the issuance of debt securities, common stock, preferred stock or depository shares representing preferred stock of the Company with a remaining availability of $231.0 million after the April 1998 Offering. The other registration statement authorized the issuance of $250.0 million of debt securities and has a remaining availability of $150.4 million. The exact amount of debt, common stock, preferred stock, and depository shares representing preferred stock issued will depend on acquisitions, asset sales, the Company's senior unsecured debt and preferred stock ratings, and the general interest rate environment.

      In managing the Company's long-term liquidity, consideration is given to both the weighted average maturity of the Company's fixed term debt instruments and to the ratio of total debt to total market capitalization. As of March 31, 1998 and 1997, the Company's weighted average fixed term debt maturity was 8.6 years (assuming the Drs. mandatory tender occurs in 2003) and 6.4 years, respectively, and the ratio of total debt to total market capitalization was 31.6% and 25.5%, respectively. The lengthening of the weighted average fixed term debt maturity is primarily the result of the issuance of the 2017 Notes in July 1997.

      As of March 31, 1998, the Company had entered into an aggregate of approximately $99.4 million of contracts with third party developers to acquire three separate properties currently under construction. The acquisition of these properties is subject to the completion of construction, occupancy of the premises by the tenants (pursuant to leases that have already been executed by the parties) and satisfaction of certain conditions. Completion of construction is expected at various dates through 1998 and 1999.


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


                                                        For the three months ended
                                                          March 31, (in thousands)
                                                           1998           1997
                                                         --------       --------
      Funds From Operations:
        Income before gains and extraordinary items      $ 17,927       $ 10,445
        Real estate depreciation                            6,418          3,826
        Joint venture FFO effect                              204            125
        Preferred dividend requirement                     (3,919)        (1,919)
                                                         --------       --------
                      Total Funds From Operations        $ 20,630       $ 12,477
                                                         ========       ========

      Common dividends declared:                         $ 15,463       $ 12,773
                                                         ========       ========

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

      At this time, no estimates can be made as to any potential adverse impact resulting from the failure of tenants and third-party service providers and vendors to prepare for the Year 2000. Also, at this time, no estimate can be made for the potential cost related to evaluating and correcting the embedded systems of the Company's properties. The Company is attempting to identify those risks as well as to receive compliance certificates from all third parties that have a material impact on the Company's operations, but the cost and timing of third party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

FORWARD LOOKING INFORMATION

      This quarterly report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in the Company's current and proposed market areas, and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                                     PART II

OTHER INFORMATION

    Item 1. Legal Proceedings

        None.

    Item 2.  Changes in Securities

        None.

    Item 3.  Defaults Upon Senior Securities

        None.

    Item 4.  Submission of Matters to a Vote of Security Holders

        None.

    Item 5.  Other Information

        None.

    Item 6.  Exhibits and Reports on Form 8-K

        Exhibits

        27.1   Financial Data Schedule.

        Exhibits

        1.1 Definitive Underwriting Agreement, dated January 8, 1998, relating to the issuance and sale of 2,405,000 shares of Common Stock of TriNet Corporate Realty Trust, Inc. (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated January 8, 1998 of TriNet Corporate Realty Trust, Inc.)

        1.2 Form T-1 Statement of Eligibility, dated February 19, 1998 (Incorporated by reference to Exhibit 25 to the Current Report of Form 8-K, dated February 20, 1998 of TriNet Corporate Realty Trust, Inc.)

        1.3 Underwriting Agreement, dated February 24, 1998, relating to 6.75% Dealer remarketable securities due 2013 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, dated March 4, 1998 of TriNet Corporate Realty Trust, Inc.)

        1.4 Remarketing Agreement, dated February 27, 1998, relating to the Drs. (Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K, dated March 4, 1998 of TriNet Corporate Realty Trust, Inc.)

        1.5 Senior Debt Securities Indenture, dated as of February 27, 1998, (Incorporated by reference to Exhibit 1.3 to the Current Report on Form 8-K, dated March 4, 1998 of TriNet Corporate Realty Trust, Inc.)

        1.6 Supplemental Indenture No. 1, dated as of February 27, 1998 (Incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K, dated March 4, 1998 of TriNet Corporate Realty Trust, Inc.)

        1.7 Rights Agreement, dated as of February 25, 1998 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated February 25, 1998, 1998 of TriNet Corporate Realty Trust, Inc.)


        Reports on Form 8-K

        1. On January 16, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the underwriting agreement related to the common stock offering completed in January 1998.

        2. On January 21, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the acquisition of ten properties during the fourth quarter of 1997 and the first quarter of 1998.

        3. On February 20, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide a Form T-1 Statement of Eligibility.

        4. On February 20, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the Company's press release dated February 4, 1998, announcing the Company's earnings for the quarter ended December 31, 1997.

        5. On February 24, 1998, the Company filed a report on Form 8-K/A with the Securities and Exchange Commission to amend the Form 8-K filed on February 20, 1998.

        6. On March 4, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission to provide the underwriting agreement related to 6.75% Dealer remarketable securities due 2013, and the related Remarketing Agreement, Senior Debt Securities Indenture, and Supplemental Indenture No. 1.

        7. On March 13, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission to announce the Shareholders Rights Plan and provide the Rights Agreement, dated as of February 25, 1998.

        8. On April 21, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the acquisition of six properties and two land parcels as well as the investment in two ventures during the first quarter of 1998.

                                   SIGNATURES




      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TRINET CORPORATE REALTY TRUST, INC.
                               (Registrant)


                               BY:  /s/  A. WILLIAM STEIN
                                   -------------------------------------------
                                   A. William Stein
                                   Executive Vice President,
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)


DATE: May 12, 1998