Form 10-Q
period 1998-06-30
TRINET CORPORATE REALTY TRUST INC
filed 1998-08-10
CIK 899162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 1-11918

                            ------------------------

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

                            ------------------------

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

     24,871,879 shares of Common Stock, $.01 par value as of August 7, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                     INDEX

PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets as of June 30, 1998 and December
         31, 1997....................................................    3
         Consolidated Statements of Operations for the six months
         ended June 30, 1998 and 1997................................    4
         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1998 and 1997................................    5
         Notes to Consolidated Financial Statements..................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of
         Operations..................................................   12

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   19
Item 2.  Changes in Securities.......................................   19
Item 3.  Defaults Upon Senior Securities.............................   19
Item 4.  Submission of Matters to a Vote of Security Holders.........   19
Item 5.  Other Information...........................................   19
Item 6.  Exhibits and Reports on Form 8-K............................   20
Signatures...........................................................   21

                      TRINET CORPORATE REALTY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)     (AUDITED)
Real estate.................................................  $1,470,761      $1,163,454
  Less accumulated depreciation.............................     (65,597)        (52,650)
                                                              ----------      ----------
                                                               1,405,164       1,110,804
Cash and cash equivalents...................................       5,707             303
Restricted cash and investments.............................      16,475           5,043
Deferred rent receivable....................................      25,274          20,797
Loan costs, net.............................................      13,093          13,958
Other assets, net...........................................      16,554           4,999
                                                              ----------      ----------
                                                              $1,482,267      $1,155,904
                                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Debt......................................................  $  594,190      $  434,122
  Dividends payable.........................................      15,912          13,346
  Other liabilities.........................................      52,125          32,448
                                                              ----------      ----------
          Total liabilities.................................     662,227         479,916
                                                              ----------      ----------
Commitments and contingencies
Minority interest...........................................       2,557             765
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized:
     Series A: 2,000,000 shares issued and outstanding at
      June 30, 1998 and December 31, 1997 (aggregate
      liquidation preference $50,000).......................          20              20
     Series B: 1,300,000 shares issued and outstanding at
      June 30, 1998 and December 31, 1997 (aggregate
      liquidation preference $32,500).......................          13              13
     Series C: 4,000,000 shares issued and outstanding at
      June 30, 1998 and December 31, 1997 (aggregate
      liquidation preference $100,000) (aggregate
      liquidation preference $100,000)......................          40              40
  Common stock, $.01 par value, 40,000,000 shares
     authorized:
     24,871,879 and 20,853,106 issued and outstanding at
     June 30, 1998 and December 31, 1997, respectively......         249             209
  Paid-in-capital...........................................     855,850         710,798
  Accumulated deficit.......................................     (38,689)        (35,857)
                                                              ----------      ----------
          Total stockholders' equity........................     817,483         675,223
                                                              ----------      ----------
                                                              $1,482,267      $1,155,904
                                                              ==========      ==========

   The accompanying notes are an integral part of these financial statements

                      TRINET CORPORATE REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       SIX MONTHS ENDED     THREE MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Revenues:
  Rent..............................................  $71,589    $47,438    $36,323    $25,459
  Joint venture income..............................    1,510        445      1,062        207
  Management fees...................................      596        216        331        129
  Interest and other income.........................    1,844        546        951        323
                                                      -------    -------    -------    -------
          Total revenues............................   75,539     48,645     38,667     26,118
Expenses:
  Property operating costs..........................    2,931      1,842      1,671        949
  General and administrative........................    5,355      3,177      2,845      1,623
  Interest..........................................   17,569     11,134      8,863      5,414
  Depreciation and amortization.....................   13,099      8,698      6,642      4,783
                                                      -------    -------    -------    -------
     Income before minority interest and gain on
       sale of real estate..........................   36,585     23,794     18,646     13,349
  Minority interest.................................      (46)        --        (34)        --
  Gain on sale of real estate.......................    1,115        985         --        985
                                                      -------    -------    -------    -------
     Income before extraordinary item...............   37,654     24,779     18,612     14,334
  Extraordinary loss from early extinguishment of
     debt...........................................   (1,272)        --     (1,272)        --
  Extraordinary gain from expropriation.............       --         98         --         --
                                                      -------    -------    -------    -------
       Net income...................................   36,382     24,877     17,340     14,334
       Preferred dividend requirement...............   (7,839)    (3,839)    (3,920)    (1,920)
                                                      -------    -------    -------    -------
       Earnings available to common shares..........  $28,543    $21,038    $13,420    $12,414
                                                      =======    =======    =======    =======
Earnings available per common share:
  Income available before extraordinary item........  $  1.24    $  1.14    $  0.59    $  0.61
  Earnings available................................  $  1.19    $  1.15    $  0.54    $  0.61
Earnings available per common share, assuming
  dilution:
  Income available before extraordinary item........  $  1.23    $  1.13    $  0.59    $  0.61
  Earnings available................................  $  1.18    $  1.14    $  0.54    $  0.61
Weighted average number of common shares
  outstanding:
  Basic.............................................   23,894     18,245     24,649     20,275
  Diluted...........................................   24,141     18,405     24,853     20,414
Dividends declared per common share.................  $  1.28    $  1.26    $  0.64    $  0.63

   The accompanying notes are an integral part of these financial statements

                      TRINET CORPORATE REALTY TRUST, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                              -----------    ---------
Cash flows from operating activities:
  Net income................................................  $    36,382    $  24,877
  Noncash income and expenses included in net income:
     Extraordinary (gain)/loss..............................        1,272          (98)
     Minority interest......................................           46           --
     Depreciation and amortization..........................       13,099        8,698
     Amortization of loan costs.............................        1,261        1,237
     Straight-line rent adjustments.........................       (4,477)      (3,160)
     Gain on sale of real estate............................       (1,115)        (985)
     Joint venture income...................................       (1,510)        (445)
  Cash provided by (used in) operating assets and
     liabilities:
     Other assets...........................................       (6,634)        (982)
     Other liabilities......................................       19,357        2,311
                                                              -----------    ---------
          Net cash provided by operating activities.........       57,681       31,453
                                                              -----------    ---------
Cash flows from investing activities:
  Investments in real estate................................     (295,369)    (264,276)
  Proceeds from disposal of real estate.....................       12,299        5,030
  Proceeds from sale of real estate due to expropriation....           --          122
  Other capital expenditures and investments................       (5,609)        (378)
                                                              -----------    ---------
          Net cash used in investing activities.............     (288,679)    (259,502)
                                                              -----------    ---------
Cash flows from financing activities:
  Acquisition Facility borrowings...........................    1,069,500      185,335
  Acquisition Facility payments.............................   (1,052,800)    (132,635)
  Mortgage note principal payments..........................         (190)          --
  Preferred dividends paid..................................       (7,839)      (3,839)
  Common dividends paid.....................................      (28,809)     (21,573)
  Proceeds from issuance of common stock....................      143,227      199,936
  Proceeds from senior unsecured debt offering..............      124,633           --
  Minority interest contributions, net of distributions.....        1,746           --
  Increase in restricted cash and investments...............      (11,432)         (47)
  Increase in loan costs, and other assets..................       (1,634)         (82)
                                                              -----------    ---------
          Net cash provided by financing activities.........      236,402      227,095
                                                              -----------    ---------
Increase/(decrease) in cash and cash equivalents............        5,404         (954)
Cash and cash equivalents, at beginning of period...........          303        4,984
                                                              -----------    ---------
Cash and cash equivalents, at end of period.................  $     5,707    $   4,030
                                                              ===========    =========
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  Mortgages assumed in connection with property
     acquisitions...........................................  $    18,890    $      --
                                                              ===========    =========

   The accompanying notes are an integral part of these financial statements

                      TRINET CORPORATE REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. FINANCIAL STATEMENTS

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of TriNet Corporate Realty Trust, Inc. (the "Company" or "TriNet"), its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership. The outside equity interests in the consolidated partnerships and limited liability companies not owned and controlled by the Company are reflected as minority interest in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

     In the opinion of the Company's management, all material adjustments consisting of only normal recurring accruals considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

  Recent Accounting Pronouncement

     On June 15, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company does not believe the application of SFAS 133 will have a material effect on its consolidated financial statements.

2. REAL ESTATE

     The following summarizes real estate investments as of June 30, 1998 and December 31, 1997 (in thousands):

                                                      JUNE 30,      DECEMBER 31,
                                                        1998            1997
                                                     -----------    ------------
                                                     (UNAUDITED)     (AUDITED)
Real estate held for sale........................    $       --      $   10,942
Improved land....................................       234,631         200,393
Buildings and improvements.......................     1,123,344         945,458
  Less accumulated depreciation..................       (65,597)        (52,650)
                                                     ----------      ----------
                                                      1,292,378       1,104,143
Convertible mortgage.............................        27,725              --
Investments in and advances to real estate joint
  ventures.......................................        85,061           6,661
                                                     ----------      ----------
       Net real estate...........................    $1,405,164      $1,110,804
                                                     ==========      ==========

  Investments in Real Estate Joint Ventures

     In June 1996, the Company contributed $6.1 million in cash in exchange for a 44.7% sole general partner interest in TriNet Sunnyvale Partners, L.P. (the "Sunnyvale Partnership"). The Sunnyvale Partnership owns a four-building office campus in Sunnyvale, California, subject to a $17.1 million non-recourse first mortgage. The Company accounts for its partnership investment under the equity method as the limited partners have certain rights which limit the Company's control. The limited partners are entitled to a preferred return and as of June 1998, the limited partners have the option to convert their interest into cash; however, the Company

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

may elect to deliver 258,894 shares of the Company's common stock in lieu of cash. As of June 30, 1998 the limited partners had not converted any of their interest.

     On March 16, 1998, the Company, via a joint venture (the "Joint Venture") with Whitehall Street Real Estate Limited Partnership IX ("Whitehall"), an affiliate of Goldman, Sachs & Co., acquired two office towers, a parking facility, and a development parcel in the central business district of New Orleans, Louisiana, for a purchase price of approximately $114.3 million. The properties consist of a 28-story, 526,041 square foot office tower, a 24-story, 422,890 square foot office tower, a 1,078 space parking garage, a 1.5 acre development parcel, and a 0.68 acre garage expansion site. The Company has a 50 percent interest in the Poydras Joint Venture and will manage the assets on behalf of the venture. Commencing in March 2001, subject to acceleration under certain circumstances, Whitehall has the right to exchange its interest in the joint venture for shares of the Company's Common Stock, with registration rights. The Company accounts for its limited liability investment under the equity method.

     During the second quarter of 1998, the Poydras Joint Venture obtained third party financing of approximately $78.6 million from Dresdner Bank AG ("the Dresdner Loan"). Additionally, $4.5 million is available on the loan for potential expansion and to fund tenant improvements and leasing costs. The Dresdner Loan bears interest at the Libor rate plus 1.375% and matures on June 19, 2001 with an optional one year extension. The Company has provided a guarantee of 25% of the principal and interest on the Dresdner Loan and receives as compensation for the guarantee a fee of $98,000 per quarter. The proceeds of the loan were used to partially refinance the capital contributions of the partners in the Poydras Joint Venture. As of June 30, 1998, the Company's 50% interest in Poydras totaled $12.5 million. Additionally, at June 30, 1998, the Company had a $14.9 million note receivable from Poydras in the form of a Subordinated Promissory Note, which bears interest at 11%, payable quarterly, and matures on June 20, 2001.

     On March 26, 1998, the Company entered into a joint venture with a private real estate investment, development, and management company to participate in the development and ownership of a multi-building office campus, Corporate Technology Centre ("Tech Centre"), in San Jose, California. The venture intends to construct up to seven Class A office buildings comprising approximately 603,000 square feet and expects the project's final cost to total approximately $126 million. The Company initially invested over $50 million in the joint venture, which acquired a 33 acre, fully-entitled land parcel. The Company has a 50 percent interest in the venture which totalled $47.1 million at June 30, 1998. The Tech Centre joint venture partner will be responsible for the project's development and leasing activities. The Company accounts for its limited liability investment under the equity method.

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

3. DEBT

     Debt consists of the following (in thousands):

                                          BALANCE AS OF
                                     ------------------------
                                     JUNE 30,    DECEMBER 31,       INTEREST RATE        MATURITY
               LOAN                    1998          1997        AS OF JUNE 30, 1998       DATE
               ----                  --------    ------------    -------------------    ----------
Acquisition Facility...............  $135,000      $118,300        LIBOR + 0.75%        10/08/1999
7.30% Notes due 2001...............   100,000       100,000            7.30%            05/15/2001
1994 Mortgage Loan.................    55,013        55,013        LIBOR + 1.00%        12/01/2004
7.95% Notes due 2006...............    50,000        50,000            7.95%            05/15/2006
7.70% Notes due 2017...............   100,000       100,000            7.70%            07/15/2017
6.75% Drs. due 2013(1).............   125,000            --            6.75%            03/01/2013
Other Mortgage Loans...............    30,134        11,433       6.00% - 11.375%          (2)
                                     --------      --------
                                      595,147       434,746
Less unamortized debt discount.....      (957)         (624)
                                     --------      --------
                                     $594,190      $434,122
                                     ========      ========

---------------
(1) Subject to mandatory tender on 3/1/2003. Initial coupon of 6.75% applies to first five year term only.

(2) Other Mortgage Loans mature at various dates through 2010.

     The 30-day LIBOR rate as of June 30, 1998 was 5.66%. The Company has entered into interest rate protection agreements which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $125.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The notional amount of indebtedness covered by the interest rate swap is $75.0 million from June 1998 through November 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

     On June 1, 1998, the Company completed an agreement with a group of 15 banks led by Morgan Guaranty Trust Company of New York to provide the Company with a new $350 million unsecured revolving credit facility (the "Acquisitions Facility") . This facility replaced the Company's existing $200 million unsecured revolving credit facility. The $350 million Acquisitions Facility matures on May 31, 2001 and has two one year extension options. The Company has the option of increasing the facility size up to $500 million. LIBOR based borrowings under the facility are based on the Company's credit ratings. The Company obtained a reduction of 17.5 basis points on its LIBOR based borrowings from LIBOR plus 0.925% under the old facility to LIBOR plus 0.75% under the new facility. Additionally, the annual facility fee was reduced from 0.175% to 0.15%. The new facility also has a $225 million competitive bid facility, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The facility requires interest only payments until maturity, at which time outstanding borrowings are due and payable. In connection with this transaction, $1.3 million of unamortized debt issuance costs relating to the old Acquisitions Facility was recognized as an extraordinary loss.

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

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

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

     The following table sets forth the components of interest expense (in thousands):

                                                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Gross interest...........................................  $17,372    $ 9,897
Capitalized interest.....................................   (1,064)        --
Amortization of loan costs...............................    1,261      1,237
                                                           -------    -------
          Net interest expense...........................  $17,569    $11,134
                                                           =======    =======

4. STOCKHOLDERS' EQUITY

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

     On February 25, 1998, the Company adopted a stockholder rights plan (the "Stockholder Rights Plan") pursuant to a rights agreement. In connection with the adoption of the Stockholder Rights Plan, the Company's Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock to stockholders of record as of the close of business on April 13, 1998. Each Right entitles the holder to purchase from the Company 1/100 of a share of a new series of preferred stock at a price of $200 per 1/100 of a share (the "Purchase Price"). The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. In the event a person becomes an "acquiring person" by acquiring more than 15% of the Company's outstanding shares, or commencing a tender offer for more than 15% of the Company's outstanding shares, each holder of a Right (other than the acquiring person, whose Rights become null and void) would be entitled to acquire such number of shares of the Company's Common Stock having a value equal to two times the Purchase Price of the Right. If the Company is acquired in a merger or other business combination transaction, or if 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (other than holders whose Rights have become null and void) would then be entitled to purchase shares of the acquiring company's common stock having a value equal to twice the Purchase Price of the Right.

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

     On January 8, 1998, the Company completed a follow-on equity offering of 2,405,000 shares of common stock at a price of $37.00 per share (the "January 1998 Offering"). Net proceeds from the January 1998 Offering, after issuance costs, were approximately $87.5 million and were used to pay down the balance on the Acquisition Facility.

     On June 15, 1998 the Company paid a quarterly dividend of $0.5859 per cumulative redeemable Series A preferred share, $0.5750 per cumulative convertible Series B preferred share and $0.5000 per cumulative redeemable Series C preferred share to preferred shareholders of record on May 29, 1998.

     On May 27, 1998 the Company declared a distribution of $0.64 per common share, payable on July 15, 1998 to common shareholders of record as of June 30, 1998.

5. COMMITMENTS AND CONTINGENCIES

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

     As of June 30, 1998, the Company had an aggregate of $56.8 million of contracts outstanding with third party developers to acquire three separate properties currently under construction. The acquisition of these properties is subject to the completion of construction, occupancy of the premises by the tenants (pursuant to leases that have already been executed by the parties) and satisfaction of certain conditions. Completion of construction is expected at various dates through 1998 and 1999.

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

6. EARNINGS PER SHARE

     The following table presents the basic and diluted earnings per share calculations for the three months ending (dollars in thousands, except per share amounts):

                                                              JUNE 30,    JUNE 30,
                                                                1998        1997
                                                              --------    --------
NUMERATOR:
  Income before extraordinary items.........................  $37,654     $24,779
  Extraordinary items.......................................   (1,272)         98
                                                              -------     -------
  Net income................................................   36,382      24,877
  Preferred dividend requirement............................   (7,839)     (3,839)
                                                              -------     -------
  Earnings available to common shares.......................  $28,543     $21,038
                                                              =======     =======
DENOMINATOR:
  Basic:
     Weighted average common shares outstanding.............   23,894      18,245
                                                              =======     =======
  Diluted:
     Weighted average common shares outstanding.............   23,894      18,245
     Shares issuable from assumed conversion of common stock
       options..............................................      247         160
                                                              -------     -------
     Weighted average common shares outstanding, as
       adjusted.............................................   24,141      18,405
                                                              =======     =======
EARNINGS AVAILABLE PER COMMON SHARE -- BASIC:
  Income available before extraordinary items...............  $  1.24     $  1.14
  Extraordinary items.......................................    (0.05)       0.01
                                                              -------     -------
  Earnings available........................................  $  1.19     $  1.15
                                                              =======     =======
EARNINGS AVAILABLE PER COMMON SHARE -- DILUTED:
  Income available before extraordinary items...............  $  1.23     $  1.13
  Extraordinary items.......................................    (0.05)       0.01
                                                              -------     -------
  Earnings available........................................  $  1.18     $  1.14
                                                              =======     =======

     As of June 1998, the limited partners of the Sunnyvale Partnership have the option to convert their interest into cash; however, the Company may elect to deliver 258,894 shares of the Company's common stock in lieu of cash. Similarly, commencing in July 1999 the limited partners of TPP have the option to convert their interests into cash and the Company may elect to deliver 65,077 shares of common stock in lieu of cash should the limited partners redeem their interests. Commencing in March 2001, Whitehall has the option to convert its limited liability interest into 304,977 shares of common stock, subject to certain adjustments. The assumed conversions by the limited partners and members of the Sunnyvale Partnership, TPP, and the Poydras Joint Venture were not included in the calculation of diluted earnings per share as they were antidilutive for the periods presented.

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

OVERVIEW

     TriNet is a real estate investment trust ("REIT") that acquires, owns and manages primarily office and industrial properties leased to major corporations nationwide. The Company believes that operating a national portfolio of real estate reduces the risk of exposure to economic downturns in any one market. Within its current national operating strategy, TriNet's acquisition efforts are focused on markets with growing employment, increasing real estate occupancy rates and rising rents. As of June 30, 1998, TriNet's portfolio consisted of 132 properties, which comprise more than 18.6 million rentable square feet in 25 states. During the first six months of 1998, the Company acquired 17 properties, originated a convertible mortgage and invested in development projects with aggregate costs of approximately $338.6 million.

     TriNet's business objective is to maximize the total return to stockholders through growth in Funds From Operations ("FFO") (See "-- Funds From Operations" below) per common share and increases in dividends per common share. Since the Company's initial public offering in June 1993, TriNet has increased annualized dividends on its common shares from $2.19 in June 1993 to $2.56 as of June 30, 1998. The Company will seek to continue to grow its FFO per common share and to further increase dividends per common share through the structuring of additional purchase/leaseback transactions, the acquisition of additional net leased properties, contractual rent increases and other sources. The Company generally intends to hold its properties for long-term investment. However, the Company may dispose of a property if it deems such a disposition to be in its best interest, and may either reinvest the proceeds of such a disposition or distribute the proceeds to stockholders.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

     Earnings available to common shares increased by $7.5 million or 35.7% to $28.5 million for the first six months of 1998 from $21.0 million for the same period in 1997. The increase in earnings is principally due to increased properties in operation, resulting from 1997 and 1998 acquisitions which was partially offset by an extraordinary loss of $1.3 million from the early extinguishment of debt and a $4.0 million increase in preferred share dividends. Income before minority interest and gain on sale of real estate increased by $12.8 million or 54% to $36.6 million for the first six months of 1998 compared to $23.8 million for the same period in 1997.

  Rental Revenues

     Rent revenues for the first six months of 1998 increased by $24.2 million or 50.9% compared to the first six months of 1997. The significant increase in rent revenue is primarily the result of the Company's acquisitions subsequent to June 30, 1997, which accounted for $15.9 million of rent revenue during the first six months of 1998. Additionally, the properties acquired in the first six months of 1997 contributed an additional $8.5 million to rent revenue in 1998, the increase due to owning the properties for a full six months during 1998. The overall increase in rent revenue was partially offset by a decrease of approximately $0.4 million due to properties sold since January 1, 1997.

  Joint Venture Income

     On March 16, 1998, the Company, via a joint venture (the "Poydras Joint Venture") with Whitehall Street Real Estate Limited Partnership IX ("Whitehall"), an affiliate of Goldman, Sachs & Co., acquired two office towers, a parking facility, and a development parcel in the central business district of New Orleans, Louisiana, for a purchase price of approximately $114.3 million. The Company has a 50 percent interest in the Poydras Joint Venture, which contributed $1,036,000 to joint venture income during the six months ended June 30, 1998. The Company's joint venture investment in the Sunnyvale Partnership contributed $474,000 to revenues for the six months ended June 30, 1998, an increase from the $445,000 for the same period in 1997.

  Management Fees

     TriNet Property Management, Inc., a newly formed subsidiary of the Company, realized increased management fee income as a result of opening on-site property management offices at two of the Company's properties. These property management offices are located at the RiverEdge property in Atlanta, Georgia, opened in July 1997, and at the Microsoft property in Irving, Texas, opened in September 1997. In prior years, management fees were presented as an offset to property operating costs and have been reclassified to conform to the current year presentation.

  Other Revenue

     Other revenue increased $1,298,000 from $546,000 at June 30, 1997 to $1,844,000 at June 30, 1998. This increase is the result of the recognition of approximately $713,000 of income from the Company's advisory services provided in connection with the Poydras Joint Venture and the Tech Centre investments during 1998. Additionally, other revenue increased by $704,000 due to interest income recognized from the GTE convertible mortgage and the mezzanine financing with the Poydras Joint Venture. These increases were offset by lower interest income due to lower average cash balances. Average cash balances were higher in the first quarter of 1997 due to proceeds from the February 1997 equity offering of 6,250,000 shares of common stock.

  Property Operating Costs

     For the six months ended June 30, 1998, property operating costs increased to $2.9 million from $1.8 million for the same period of 1997. The increase in property operating costs is due to the costs associated with the continued growth in the Company's real estate portfolio and the acquisition of certain properties, primarily the Keller Davis and Concord Farms portfolios, in which the Company has lease obligations for certain operating expenses.

  General and Administrative

     For the six months ended June 30, 1998, general and administrative expenses increased 68.6% to $5.4 million compared to the same period in 1997. This increase is a result of increased personnel and related overhead from the Company's continued growth. As a percentage of weighted average joint venture investments and undepreciated real estate, general and administrative expenses were 0.38% for the first six months of 1998 as compared to 0.35% for the first six months of 1997.

  Interest Expense

     Interest expense has increased 57.8% to $17.6 million for the six months ended June 30, 1998 as compared to $11.1 million for the same period of 1997. This increase is due to a greater weighted average debt balance of $481.0 million for the six months ended June 30, 1998, as compared to $271.1 million for the same period of 1997. The increase in the debt balance is primarily attributable to the issuance of the 2017 Notes in July 1997 and the issuance of the Drs. in February 1998. Interest expense was reduced by $1.1 million of capitalized interest costs associated with the Tech Centre land loan. The Company's weighted average interest rate for the six months ended June 30, 1998 remained relatively constant at 7.18%.

  Depreciation and Amortization

     Depreciation and amortization increased by 50.6% for the six months ended June 30, 1998 when compared to the first six months of 1997, a result of the Company's larger asset base.

  Minority Interest

     The $46,000 minority interest for the first six months of 1998 represents the limited partners' interest in TriNet Property Partners, L.P. ("TPP"), a partnership formed in December 1997. TPP, in which a wholly-owned subsidiary of the Company is the sole general partner, purchased nine office/R&D properties in December 1997 and five additional office/R&D properties in the first six months of 1998 from a group of private partnerships.

     THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

  Rental Revenues

     Rental revenues for the three months ended June 30, 1998 increased by $10.9 million or 42.7% compared to the same period of 1997. The significant increase in rental revenue is primarily a result of the Company's acquisitions subsequent to June 30, 1997, which accounted for $8.7 million of rental revenue during the second quarter of 1998. Additionally, the properties acquired in the second quarter of 1997 contributed an additional $2.6 million to rental revenue in 1998 over that of the same period in 1997. The overall increase in rental revenue was partially offset by a decrease of approximately $443,000 due to properties sold subsequent to June 30, 1997.

  Joint Venture Income

     On March 16, 1998, the Company, via a joint venture (the "Poydras Joint Venture") with Whitehall Street Real Estate Limited Partnership IX ("Whitehall"), an affiliate of Goldman, Sachs & Co., acquired two office towers, a parking facility, and a development parcel in the central business district of New Orleans, Louisiana, for a purchase price of approximately $114.3 million. The Company has a 50 percent interest in the Poydras Joint Venture, which contributed $806,000 to joint venture income during the three months ended June 30, 1998. The Company's joint venture investment in the Sunnyvale Partnership contributed $254,000 to revenues for the three months ended June 30, 1998, an increase from $207,000 for the same period in 1997.

  Management Fees

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

  Other Revenue

     Other revenue increased $628,000 from $323,000 for the three months ended June 30, 1997 to $951,000 for the three months ended June 30, 1998. This increase is the result of the recognition of $704,000 of interest income recognized from the GTE convertible mortgage and the mezzanine financing with the Poydras Joint Venture. This increase was offset by lower interest income due to a lower average cash balances. Average cash balances were higher in the first quarter of 1997 due to proceeds from the February 1997 equity offering of 6,250,000 shares of common stock.

  Property Operating Costs

     For the three months ended June 30, 1998, property operating costs increased to $1,671,000 for the three months ended June 30, 1998 from $949,000 for the three months ended June 30, 1997. The increase in property operating costs is due to the incremental costs associated with the continued growth in the Company's real estate portfolio and the acquisition of certain properties since 1997, primarily the Keller Davis and Concord Farms portfolios in which the Company has lease obligations for operating expenses.

  General and Administrative

     For the second quarter of 1998, general and administrative expenses increased 75% to $2.8 million, as compared to the same period in 1997. This increase is the result of additional personnel and related overhead from the Company's continued growth. As a percentage of combined rental revenue and joint venture income, general and administrative expenses has increased to 7.6% for the second quarter of 1998 from 6.3% for the second quarter of 1997.

  Interest Expense

     Interest expense increased 63.7% to $8.9 million for the three months ended June 30, 1998 as compared to $5.4 million for the corresponding period of 1997. This increase is attributable to the weighted average debt balance increasing from $264.0 million for the three months ended June 30, 1997 to $524.3 million for the corresponding period of 1998. The increase in the debt balance is primarily attributable to the issuance of the 2017 Notes in July 1997 and the issuance of the Drs. in February 1998. Interest expense for the three months ending June 30, 1998 was reduced by $1.1 million of capitalized interest costs associated with the Tech Centre land loan.

  Depreciation and Amortization

     Depreciation and amortization increased by 38.9% for the three months ended June 30, 1998 when compared to the same period in 1997 as a result of the Company's larger asset base.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by $26.2 million, or 83.4%, to $57.7 million for the six months ended June 30, 1998, when compared to the same period in 1997. The increase was primarily due to increased rental revenue attributable to the increase in the portfolio size. Net cash used in investing activities was $288.7 million for the six months ended June 30, 1998. These funds were used primarily to acquire properties and interest in joint ventures. The Company incurred $609,000 of capital expenditures on existing properties during the first six months of 1998, and expects to incur an additional $3.1 million of such expenditures for the remainder of 1998.

     Net cash provided by financing activities for the first six months of 1998 was $236.4 million, primarily a result of the proceeds from the January 1998 Offering, the March 1998 Offering, the April 23, 1998 Offering and the issuance of the Drs. Net proceeds from the January 1998 Offering were approximately $87.5 million which were used to pay down the balance on the Acquisition Facility. Proceeds from the March 1998 and April offerings were approximately $55.0 million and were also used to pay down the balance on the Acquisition Facility. Net proceeds after issuance costs from the Drs. were approximately $123.7 million, of which $120.6 million was used to pay down the balance on the Acquisition Facility. Net cash provided by financing activities was offset by common dividends paid of $28.8 million and preferred dividends paid of $7.8 million for the six month period ended June 30, 1998.

     On June 1, 1998, the Company completed an agreement with a group of 15 banks led by Morgan Guaranty Trust Company of New York to provide the Company with a $350 million unsecured revolving credit facility. This facility replaced the Company's existing $200 million unsecured revolving credit facility. The $350 million Acquisitions Facility matures on May 31, 2001 and has two one year extension options. The Company has the option of increasing the facility size up to $500 million. LIBOR based borrowings under the facility are based on the Company's credit ratings. The Company obtained a reduction of 17.5 basis points on its LIBOR based borrowings from LIBOR plus 0.925% under the old facility to LIBOR plus 0.75% under the new facility. Additionally, the annual facility fee was reduced from 0.175% to 0.15%. The new facility also has a $225 million competitive bid facility, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The facility requires interest only payments until maturity, at which time outstanding borrowings are due and payable. In connection with this transaction, $1.3 million of unamortized debt issuance costs relating to the old Acquisitions Facility was recognized as an extraordinary loss.

     Outstanding debt as of June 30, 1998, consisted of mortgage notes and notes payable totaling $594.2 million. There are $833,000 of scheduled principal amortization payments for the next twelve months which are related to the Other Mortgage Loans. As of June 30, 1998, the available amount of credit under the Acquisition Facility was $215.0 million.

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

     The Company expects to meet certain long-term liquidity requirements, such as property acquisitions and scheduled debt maturities, using long-term unsecured and secured borrowings and the issuance of debt securities or preferred and common stock of the Company. The Company has on file with the Securities and Exchange Commission two Form S-3 Registration Statements. One registration statement is a universal shelf registration statement authorizing the issuance of debt securities, common stock, preferred stock or depository shares representing preferred stock of the Company with a remaining availability of $232.3 million after the April 1998 Offering. The other registration statement authorized the issuance of $250.0 million of debt securities and has a remaining availability of $150.4 million. The exact amount of debt, common stock, preferred stock, and depository shares representing preferred stock issued will depend on acquisitions, asset sales, the Company's senior unsecured debt and preferred stock ratings, and the general interest rate environment.

     In managing the Company's long-term liquidity, consideration is given to both the weighted average maturity of the Company's fixed term debt instruments and to the ratio of total debt to total market capitalization. As of June 30, 1998 and 1997, the Company's weighted average fixed term debt maturity was 8.1 years (assuming the Drs. mandatory tender occurs in 2003) and 6.1 years, respectively, and the ratio of total debt to total market capitalization was 36.7% and 32.3%, respectively. The lengthening of the weighted average fixed term debt is primarily the result of the issuance of the 2017 Notes in July 1997.

     As of June 30, 1998, the Company had an aggregate of approximately $56.8 million of contracts outstanding with third party developers to acquire two separate properties currently under construction. The acquisition of these properties is subject to the completion of construction, occupancy of the premises by the tenants (pursuant to leases that have already been executed by the parties) and satisfaction of certain conditions. Completion of construction is expected at various dates through 1998 and 1999.

RECENT ACCOUNTING PRONOUNCEMENT

     On June 15, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company does not believe the application of SFAS 133 will have a material effect on its consolidated financial statements.

FUNDS FROM OPERATIONS

     The definition of Funds From Operations was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only on real estate related assets), less preferred dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company's FFO is not comparable to FFO reported by other real estate investment trusts (REITs) that do not define FFO using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company believes that to facilitate a clear understanding of the historical operating results of the Company, FFO should be examined in conjunction with income as presented in the Consolidated Statements of Operations. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance, or cash flows from operating activity (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

                                                    FOR THE SIX MONTHS    FOR THE THREE MONTHS
                                                      ENDED JUNE 30,         ENDED JUNE 30,
                                                    -------------------   ---------------------
                                                      1998       1997       1998        1997
                                                    --------   --------   ---------   ---------
                                                                  (IN THOUSANDS)
Funds From Operations:
  Income before gains and extraordinary items.....  $36,539    $23,794     $18,612     $13,349
  Real estate depreciation........................   13,021      8,502       6,603       4,676
  Joint venture effect............................      707        250         503         125
  Preferred dividend requirement..................   (7,839)    (3,839)     (3,920)     (1,920)
                                                    -------    -------     -------     -------
          Total Funds From Operations.............  $42,428    $28,707     $21,798     $16,230
                                                    =======    =======     =======     =======

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 27, 1998. At that time, the stockholders voted to elect George R. Puskar as a Class III Director of the Company for a term expiring in 1999 and Robert W. Holman, Jr. and John G. McDonald as Class II Directors of the Company for terms expiring in 2001. The total number of shares of the Company's Common Stock entitled to vote at the Annual Meeting was 23,930,204. A total of 20,633,671 shares of the Company's Common Stock were present in person or by proxy at the Annual Meeting. A total of 20,137,951 votes (84.2% of the outstanding shares) were cast for the election of Mr. Puskar and 495,720 votes (2.1%) were withheld. A total of 20,142,336 votes(84.2%) were cast for the election of Mr. Holman and 491,335 votes (2.1%) were withheld. A total of 20,133,986 votes (84.1%) were cast for the election of Mr. McDonald and 499,685 votes (2.1%) were withheld. Mark S. Whiting and Robert S. Morris continue to serve as Class I Directors until their present terms expire in 2000 and their successors are duly elected. Willis Andersen, Jr. and Stephen B. Oresman continue to serve as Class III Directors until their present terms expire in 1999 and their successors are duly elected.

     The stockholders also voted to approve a proposed amendment to the TriNet Corporate Realty Trust, Inc. Articles of Incorporation to modify the provision relating to liability of Directors and officers, as described in the Company's proxy statement. A total of 16,628,456 votes (69.5%) were cast for approval of this proposal, 3,367,909 votes (14.1%) were cast against, and 637,306 votes (2.7%) abstained.

     The stockholders further voted to ratify the Board of Directors' selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1998. A total of 20,504,130 votes (85.7%) were cast for this proposal, 77,566 votes (0.3%) were cast against, and 51,975 votes (0.2%) abstained.

     The Annual Meeting was adjourned after the votes on these matters and was reconvened on June 24, 1998 for the purpose of voting on a proposed amendment to the TriNet Corporate Realty Trust, Inc. Articles of Incorporation to increase the authorized capital stock of the Company, as described in the Company's proxy statement. A total of 13,681,422 votes (57.2%) were cast for approval of this proposal, 3,850,572 votes (16.1%) were cast against, and 3,519,943 votes (14.7%) abstained. The affirmative votes of two-thirds of the Company's outstanding shares were required for approval of this proposal and, accordingly, this proposal was not passed.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

        27.1     Financial Data Schedule.

     Reports on Form 8-K

                                                                        FINANCIAL
                        DATE                          ITEMS REPORTED    STATEMENTS
                        ----                          --------------    ----------
June 19, 1998.......................................          7             No
June 5, 1998........................................          7             No
April 30, 1998......................................       5, 7            Yes

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRINET CORPORATE REALTY TRUST, INC.
                                          (Registrant)

                                          BY: /s/   A. WILLIAM STEIN
                                            ------------------------------------
                                                      A. William Stein
                                                  Executive Vice President
                                                Chief Financial Officer and
                                                          Secretary
                                                  (Principal Financial and
                                                    Accounting Officer)

DATE: August 10, 1998

                                 EXHIBIT INDEX


       EXHIBIT
          No.
       -------
         27.1     Financial Data Schedule