Form 10-Q
period 1998-09-30
TRINET CORPORATE REALTY TRUST INC
filed 1998-11-13
CIK 899162

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 1-11918

                            ------------------------

                      TRINET CORPORATE REALTY TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                      94-3175659
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
    ONE EMBARCADERO CTR., 33RD FLOOR, SAN                          94111
                FRANCISCO, CA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

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

   24,872,429 shares of Common Stock, $.01 par value as of November 10, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.

          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997...........................................   3

         Consolidated Statements of Operations for the nine months
         ended September 30, 1998 and 1997...........................   4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1998 and 1997...........................   5

         Notes to Consolidated Financial Statements..................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................  11

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................  19

Item 2.  Changes in Securities.......................................  19

Item 3.  Defaults Upon Senior Securities.............................  19

Item 4.  Submission of Matters to a Vote of Security Holders.........  19

Item 5.  Other Information...........................................  19

Item 6.  Exhibits and Reports on Form 8-K............................  19

Signatures...........................................................  20

                      TRINET CORPORATE REALTY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)      (AUDITED)
Real estate.................................................   $1,595,370       $1,163,454
  Less accumulated depreciation.............................      (72,837)         (52,650)
                                                               ----------       ----------
                                                                1,522,533        1,110,804
Cash and cash equivalents...................................        6,041              303
Restricted cash.............................................       17,293            5,043
Deferred rent receivable....................................       27,452           20,797
Loan costs, net.............................................       12,725           13,958
Other assets, net...........................................       17,784            4,999
                                                               ----------       ----------
                                                               $1,603,828       $1,155,904
                                                               ==========       ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Debt......................................................   $  716,907       $  434,122
  Dividends payable.........................................       15,918           13,346
  Other liabilities.........................................       55,330           32,448
                                                               ----------       ----------
          Total liabilities.................................      788,155          479,916
                                                               ----------       ----------
Commitments and contingencies
Minority interest...........................................        2,565              765
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized:
     Series A: 2,000,000 shares issued and outstanding at
      September 30, 1998 and December 31, 1997 (aggregate
      liquidation preference $50,000).......................           20               20
     Series B: 1,300,000 shares issued and outstanding at
      September 30, 1998 and December 31, 1997 (aggregate
      liquidation preference $32,500).......................           13               13
     Series C: 4,000,000 shares issued and outstanding at
      September 30, 1998 and December 31, 1997 (aggregate
      liquidation preference $100,000)......................           40               40
  Common stock, $.01 par value, 40,000,000 shares
     authorized: 24,872,429 and 20,853,106 issued and
     outstanding at September 30, 1998 and December 31,
     1997, respectively.....................................          249              209
  Paid in capital...........................................      855,787          710,798
  Accumulated deficit.......................................      (43,001)         (35,857)
                                                               ----------       ----------
          Total stockholders' equity........................      813,108          675,223
                                                               ----------       ----------
                                                               $1,603,828       $1,155,904
                                                               ==========       ==========

 The accompanying footnotes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      NINE MONTHS ENDED     THREE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------    ------------------
                                                       1998       1997       1998       1997
                                                     --------    -------    -------    -------
Revenues:
  Rent.............................................  $112,303    $75,825    $40,348    $28,387
  Joint venture income.............................     1,828        628        318        183
  Management fees..................................     1,025        428        429        213
  Interest and other income........................     3,689        759      2,211        213
                                                     --------    -------    -------    -------
          Total revenues...........................   118,845     77,640     43,306     28,996
Expenses:
  Property operating costs.........................     4,819      2,840      1,888        999
  General and administrative.......................     9,644      4,890      4,289      1,713
  Special charge...................................     2,990         --      2,990         --
  Interest.........................................    28,752     18,619     11,183      7,485
  Depreciation and amortization....................    20,482     13,980      7,383      5,282
                                                     --------    -------    -------    -------
     Income before minority interest and gain on
       sale of real estate.........................    52,158     37,311     15,573     13,517
  Minority interest................................       (87)        --        (41)        --
  Gain on sale of real estate......................     1,115        985         --         --
                                                     --------    -------    -------    -------
     Income before extraordinary item..............    53,186     38,296     15,532     13,517
  Extraordinary loss from early extinguishment of
     debt..........................................    (1,272)                   --
  Extraordinary gain from expropriation............        --         98         --         --
                                                     --------    -------    -------    -------
          Net income...............................    51,914     38,394     15,532     13,517
          Preferred dividend requirement...........   (11,758)    (5,758)    (3,919)    (1,919)
                                                     --------    -------    -------    -------
          Earnings available to common shares......  $ 40,156    $32,636    $11,613    $11,598
                                                     ========    =======    =======    =======
Earnings available per common share:
  Income available before extraordinary item.......  $   1.71    $  1.71    $  0.47    $  0.57
                                                     ========    =======    =======    =======
  Earnings available...............................  $   1.66    $  1.72    $  0.47    $  0.57
                                                     ========    =======    =======    =======
Earnings available per common share, assuming
  dilution:
  Income available before extraordinary item.......  $   1.70    $  1.70    $  0.47    $  0.56
                                                     ========    =======    =======    =======
  Earnings available...............................  $   1.65    $  1.71    $  0.47    $  0.56
                                                     ========    =======    =======    =======
Weighted average number of common shares
  outstanding:
  Basic............................................    24,224     18,960     24,872     20,368
  Diluted..........................................    24,395     19,132     24,955     20,565
Dividends declared per common share................  $   1.92    $  1.89    $  0.64    $  0.63
                                                     ========    =======    =======    =======

 The accompanying footnotes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  51,914    $  38,394
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary (gain) loss..............................      1,272          (98)
     Minority Interest......................................         87           --
     Depreciation and amortization..........................     20,482       13,980
     Special charges, non-cash component....................      1,146           --
     Amortization of loan cost..............................      1,695        1,875
     Straight-line rent adjustments.........................     (6,655)      (4,741)
     Gain on sale of real estate............................     (1,115)        (985)
     Joint venture income...................................     (1,829)        (628)
  Increase in other assets..................................     (7,951)        (746)
  Increase in other liabilities.............................     17,299        7,195
                                                              ---------    ---------
          Net cash provided by operating activities.........     76,345       54,246
                                                              ---------    ---------
Cash flows from investing activities:
  Investments in real estate and real estate joint
     ventures...............................................   (418,381)    (333,111)
  Proceeds from disposal of real estate.....................     12,299        5,030
  Proceeds from sale of real estate due to expropriation....         --          122
  Cash distributions from unconsolidated joint venture......      1,095          459
  Other capital expenditures and investments................     (5,788)        (455)
                                                              ---------    ---------
          Net cash used in investing activities.............   (410,775)    (327,955)
                                                              ---------    ---------
Cash flows from financing activities:
  Net borrowings (payments) on Acquisitions Facility........    139,600       (4,100)
  Mortgage note principal payments..........................       (288)          --
  Preferred dividends paid..................................    (11,758)      (5,758)
  Common dividends paid.....................................    (44,727)     (34,347)
  Proceeds from issuance of common stock, net of offering
     costs..................................................    145,029      219,198
  Proceeds from senior unsecured debt offering..............    124,633       99,606
  Minority interest contributions, net of distributions.....      1,713           --
  Increase in restricted cash and investments...............    (12,250)        (236)
  Debt issuance costs.......................................     (1,784)      (2,600)
                                                              ---------    ---------
          Net cash provided by financing activities.........    340,168      271,763
                                                              ---------    ---------
Increase/(decrease) in cash and cash equivalents............      5,738       (1,946)
Cash and cash equivalents, at beginning of period...........        303        4,984
                                                              ---------    ---------
Cash and cash equivalents, at end of period.................  $   6,041    $   3,038
                                                              =========    =========
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  Mortgages assumed in connection with property
     acquisitions...........................................  $  18,890    $      --
                                                              =========    =========

 The accompanying footnotes are an integral part of these financial statements.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of TriNet's consolidated financial position and results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

  Recent Accounting Pronouncement:

     On June 15, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company currently plans to adopt this pronouncement effective January 1, 2000, and will determine the impact of adoption prior to that date.

 2. REAL ESTATE:

     TriNet's investments in real estate, at cost, were as follows (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     -------------    ------------
                                                      (UNAUDITED)      (AUDITED)
Real estate held for sale..........................   $       --       $   10,942
Improved land......................................      241,555          200,393
Buildings and improvements.........................    1,162,561          945,458
     Less accumulated depreciation.................      (72,837)         (52,650)
                                                      ----------       ----------
                                                       1,331,279       $1,104,143
Convertible mortgage...............................       27,725               --
Investments in and advances to real estate joint
  ventures.........................................      163,529            6,661
                                                      ----------       ----------
          Net real estate..........................   $1,522,533       $1,110,804
                                                      ==========       ==========

  Investments in and Advances to Real Estate Joint Ventures:

     At September 30, 1998, TriNet had $163.5 million invested in six real estate joint ventures for the purpose of operating, developing and acquiring properties. TriNet's ownership interest is 50% or less in each of these joint ventures. TriNet accounts for these investments under the equity method because TriNet's joint venture partners have certain rights which limit the Company's control. TriNet has guaranteed 25% of third party debt of approximately $78.6 million outstanding at September 30, 1998 for a joint venture known as Poydras Plaza. Additionally, TriNet has commitments to finance 25% of budgeted development projects up to $126 million for a joint venture known as Corporate Tech Center I. Currently, the limited partners of a joint

                      TRINET CORPORATE REALTY TRUST, INC.

venture known as the Sunnyvale partnership have the option to convert their partnership interest into cash; however, the Company may elect to deliver 258,894 shares of the Company's common stock in lieu of cash. Additionally, commencing in March 2001 and February 2002, subject to acceleration under certain circumstances, partnership units held by two of TriNet's joint venture partners may be converted into 304,977 and 856,066 shares, respectively, of TriNet common stock.

 3. DEBT:

     Debt consists of the following (in thousands):

                                              BALANCE AS OF
                                      -----------------------------    INTEREST RATE
                                      SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,      MATURITY
                LOAN                      1998             1997             1998            DATE
                ----                  -------------    ------------    --------------    ----------
Acquisitions Facility...............    $257,900         $118,300      LIBOR + 0.75%     05/31/2001
7.30% Notes due 2001................     100,000          100,000          7.30%         05/15/2001
1994 Mortgage Loan..................      55,013           55,013      LIBOR + 1.00%     12/01/2004
7.95% Notes due 2006................      50,000           50,000          7.95%         05/15/2006
7.70% Notes due 2017................     100,000          100,000          7.70%         07/15/2017
6.75% Drs. due 2013(1)..............     125,000               --          6.75%         03/01/2013
Other Mortgage Loans................      29,932           11,433      6.00% - 11.375%      (2)
                                        --------         --------
                                         717,845          434,746
Less debt discount..................        (938)            (624)
                                        --------         --------
                                        $716,907         $434,122
                                        ========         ========

---------------
(1) Subject to mandatory tender on 3/1/2003. Initial coupon of 6.75% applies to first five-year term only.

(2) Other Mortgage Loans mature at various dates through 2009.

     The 30-day LIBOR rate as of September 30, 1998 was 5.375%. On September 30, 1995, the Company entered into an interest rate protection agreement which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

     On June 1, 1998, the Company completed an agreement with a group of 15 banks led by Morgan Guaranty Trust Company of New York to provide the Company with a new $350 million unsecured revolving credit facility (the "Acquisitions Facility"). This facility replaced the Company's existing $200 million unsecured revolving credit facility. The $350 million Acquisitions Facility matures on May 31, 2001 and has an automatic one-year extension option. The Company can extend the facility for a second, one-year term and increase the facility size up to $500 million with approval of the bank group. LIBOR-based borrowings under the facility are based on the Company's credit ratings. The Company obtained a reduction of 17.5 basis points on its LIBOR-based borrowings from LIBOR plus
 .925% under the old facility to LIBOR plus .75% under the new facility. Additionally, the annual facility fee was reduced from .175% to .15%. The new facility also has a $225 million competitive bid facility, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The facility requires interest-only payments until maturity, at which time outstanding borrowings are due and payable. In connection with this transaction, $1.3 million of unamortized debt issuance costs relating to the old revolving credit facility was recognized as an extraordinary loss.

                      TRINET CORPORATE REALTY TRUST, INC.

     On February 24, 1998, the Company sold to the public $125 million of 6.75% Dealer remarketable securities due March 1, 2013, (the "Drs.") at a price of 99.706% of the principal amount. Net proceeds, after issuance costs and related settlements on treasury locks, from the Drs. were approximately $123.7 million, of which $120.6 million was used to pay down the balance on the Acquisitions Facility. The Drs. are subject to a mandatory tender on March 1, 2003, to J.P. Morgan Securities, Inc. (the "Dealer"), and subject to certain terms and conditions, must be remarketed by the Dealer. If the securities are remarketed by the Dealer in 2003, the rate applicable to the remaining 10-year term would be based upon the 10-year Treasury rate in effect on February 24, 1998, plus a market spread corresponding to the Company's credit quality at the time of remarketing. The Drs. are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured indebtedness. The Drs. are redeemable at any time, in whole or in part, at the option of the Company. Interest on the Drs. will be paid semi-annually in arrears on March 1 and September 1 of each year. In conjunction with this issuance, the Dealer paid the Company a premium for the right to require the mandatory tender of all outstanding Drs. at March 1, 2003. Additionally, the Company settled its interest rate hedge agreements in conjunction with this debt issuance. The all-in effective interest rate, including the issuance costs, the premium received from the Dealer, and the cost associated with the settlement of the interest rate hedge agreements, is 6.86% over the initial five-year term of the Drs.

     The following table sets forth the components of interest expense for the nine months ended September 30 (in thousands):

                                                            1998       1997
                                                           -------    -------
Interest incurred........................................  $29,286    $16,744
Capitalized interest.....................................   (2,229)        --
Amortization of loan costs...............................    1,695      1,875
                                                           -------    -------
                                                           $28,752    $18,619
                                                           =======    =======

 4. STOCKHOLDERS' EQUITY:

     On April 29, 1998, the Company completed a public offering (the "April 1998 Offering") of 701,754 shares of common stock in an underwritten offering with Merrill Lynch & Co. Merrill Lynch deposited these common shares with the trustee of the Equity Investor Funds Cohen & Steers Realty Majors Portfolio, a unit investment trust. Net proceeds from the offering were approximately $23.7 million and were used to pay down the balance on the Acquisitions Facility and for working capital.

     On March 18, 1998, the Company completed a direct placement of 800,000 shares of common stock priced at $37.50 per share (the "March 1998 Offering"). The $30.0 million of proceeds were used to pay down the balance on the Acquisitions Facility.

     On February 25, 1998, the Company adopted a stockholder rights plan (the "Stockholder Rights Plan") pursuant to a rights agreement. In connection with the adoption of the Stockholder Rights Plan, the Company's Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock to stockholders of record as of the close of business on April 13, 1998. Each Right entitles the holder to purchase from the Company 1/100 of a share of a new series of preferred stock at a price of $200 per 1/100 of a share (the "Purchase Price"). The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. In the event a person becomes an "acquiring person" by acquiring more than 15% of the Company's outstanding shares, or commencing a tender offer for more than 15% of the Company's outstanding shares, unless the Board of Directors waives the application of Stockholder Rights Plan, each holder of a Right (other than the acquiring person, whose Rights become null and void) would be entitled to acquire such number of shares of the Company's Common Stock having a value equal to two times the Purchase Price of the Right. If the Company is acquired in a merger or other business combination transaction, or if 50% or more of the

                      TRINET CORPORATE REALTY TRUST, INC.

Company's assets or earning power is sold or transferred, unless the Board of Directors waives the application of Stockholder Rights Plan, each holder of a Right (other than holders whose Rights have become null and void) would then be entitled to purchase shares of the acquiring company's common stock having a value equal to twice the Purchase Price of the Right.

     On January 8, 1998, the Company completed a follow-on equity offering of 2,405,000 shares of common stock at a price of $37.00 per share (the "January 1998 Offering"). Net proceeds from the January 1998 Offering, after issuance costs, were approximately $87.5 million and were used to pay down the balance on the Acquisitions Facility.

     On September 15, 1998, the Company paid a quarterly dividend of $0.5859 per cumulative redeemable Series A preferred share, $0.5750 per cumulative convertible Series B preferred share and $0.5000 per cumulative redeemable Series C preferred share to preferred shareholders of record on August 31, 1998.

     On September 11, 1998 the Company declared a distribution of $0.64 per common share, payable on October 15, 1998, to common shareholders of record as of September 30, 1998.

 5. SPECIAL CHARGE:

     During the third quarter of 1998, TriNet recognized a charge of approximately $3.0 million in connection with a change in its acquisition strategy (See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Overview"). Accordingly the Company recorded a liability at September 30, 1998, for the estimated costs resulting from this change. The detail of this charge is presented below (in thousands):

Severance costs and related compensation....................  $1,876
Lease termination fees......................................     209
Abandoned pursuit costs.....................................     561
Other restructuring costs...................................     344
                                                              ------
                                                              $2,990
                                                              ======

 6. COMMITMENTS AND CONTINGENCIES:

     From time to time, the Company is subject to routine litigation incidental to its business. The Company believes that the results of any pending legal proceedings will not have a materially adverse effect on the Company's financial condition or results of operations.

     The Company is also subject to option agreements with five existing tenants which could require the Company to fund tenant improvements on approximately 25,000 square feet and to construct approximately 449,000 square feet of additional adjacent space on which the Company would receive additional rent under the terms of the option agreements. The option agreements commence and expire at various dates through 2012.

     At September 30, 1998, the Company had two contracts outstanding totaling $44.0 million with third party developers to acquire two separate properties currently under construction. The acquisition of these properties is subject to the completion of construction, occupancy of the premises by the tenants (pursuant to leases that have already been executed by the parties) and satisfaction of certain conditions. Completion of construction is expected at various dates through 1998 and 1999. Currently, the Company has a letter of intent to sell one of the contracts in the amount of $20.1 million to a real estate investment company.

                      TRINET CORPORATE REALTY TRUST, INC.

 7. EARNINGS PER SHARE:

     The following table presents the basic and diluted earnings per share calculations for the periods indicated (in thousands, except per share amounts):

                                              NINE MONTHS ENDED     THREE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------    ------------------
                                               1998       1997       1998       1997
                                             --------    -------    -------    -------
NUMERATOR
  Income before extraordinary items........  $ 53,186    $38,296    $15,532    $13,517
  Extraordinary items......................    (1,272)        98         --         --
                                             --------    -------    -------    -------
  Net income...............................    51,914     38,394     15,532     13,517
  Preferred dividend requirement...........   (11,758)    (5,758)    (3,919)    (1,919)
                                             --------    -------    -------    -------
  Earnings available to common shares......  $ 40,156    $32,636    $11,613    $11,598
                                             ========    =======    =======    =======
DENOMINATOR
  Basic:
     Weighted average common shares
       outstanding.........................    24,224     18,960     24,872     20,368
                                             ========    =======    =======    =======
  Diluted:
     Weighted average common shares
       outstanding.........................    24,224     18,960     24,872     20,368
     Shares issuable from assumed
       conversion of common stock
       options.............................       171        172         83        197
                                             --------    -------    -------    -------
     Weighted average common shares
       outstanding, as adjusted............    24,395     19,132     24,955     20,565
                                             ========    =======    =======    =======
EARNINGS AVAILABLE PER COMMON
  SHARE -- BASIC:
  Income available before extraordinary
     items.................................  $   1.71    $  1.71    $  0.47    $  0.57
  Extraordinary items......................     (0.05)      0.01         --         --
                                             --------    -------    -------    -------
  Earnings available.......................  $   1.66    $  1.72    $  0.47    $  0.57
                                             ========    =======    =======    =======
EARNINGS AVAILABLE PER COMMON
  SHARE -- DILUTED:
  Income available before extraordinary
     items.................................  $   1.70    $  1.70    $  0.47    $  0.56
  Extraordinary items......................     (0.05)      0.01         --         --
                                             --------    -------    -------    -------
  Earnings available.......................  $   1.65    $  1.71    $  0.47    $  0.56
                                             ========    =======    =======    =======

     For the nine months ended September 30, 1998 and 1997, there were 634,496 and 258,894 weighted average partnership units outstanding, respectively, on an as-converted basis that were not assumed converted into common shares since they were antidilutive to earnings per share. For the three months ended September 30, 1998 and 1997, there were 1,029,086 and 258,894 weighted average partnership units outstanding, respectively, on an as converted basis that were not assumed converted into Common Shares since they were antidilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent periods.

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

OVERVIEW

     TriNet is a real estate investment trust ("REIT") which owns predominantly strategic corporate office and industrial properties net leased to large, well known companies. The Company believes that operating a national portfolio of real estate reduces the risk of exposure to economic downturns in any one market. As of September 30, 1998, TriNet's portfolio consisted of 152 properties, which comprised more than 20 million rentable square feet in 26 states. During the first nine months of 1998, TriNet invested approximately $440 million in real estate assets including operating properties, real estate joint ventures, and a convertible mortgage which collectively added 38 properties to TriNet's portfolio.

     TriNet is in the process of identifying a number of assets in its portfolio for disposition and intends to use the sale proceeds to reduce debt and to fund future acquisitions. TriNet believes that by selling selected properties and reducing its leverage it will be in a favorable position to fund future acquisition opportunities as they arise. As part of this new strategy, TriNet has moderated the volume of its acquisitions activities, closed one acquisitions office, and reduced its acquisitions staff by seven employees (approximately 47%) during the third quarter of 1998. The Company also reduced staff by 8.6% in other departments and implemented other cost-cutting measures.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30,
1997

     Earnings available to common shares increased by 23% to $40.2 million for the nine months ended September 30, 1998, from $32.6 million for the same period in 1997. The increase in earnings is principally due to an increase in operating properties, resulting from 1997 and 1998 acquisitions, which was partially offset by an extraordinary loss of $1.3 million from the early extinguishment of debt, a $6.0 million increase in preferred share dividends, and a special charge of approximately $3.0 million. Income before minority interest and gain on sale of real estate increased by $14.9 million, or 39.9%, to $52.2 million for the nine months ended September 30, 1998, compared to $37.3 million for the same period in 1997.

  Rent Revenues

     Rent revenues for the nine months ended September 30, 1998 increased by $
36.5 million, or 48%, compared to the same period of 1997. The significant increase in rent revenues is primarily the result of the Company's acquisitions subsequent to September 30, 1997, which accounted for $23 million of rent revenues during the first nine months of 1998. Additionally, the properties acquired during the nine months ended September 30, 1997, contributed an additional $13.8 million to rent revenues in 1998, the increase due to owning the properties for a full nine months during 1998. The overall increase in rent revenues was partially offset by a decrease of approximately $1.0 million due to properties sold since January 1, 1997.

  Joint Venture Income

     For the nine months ending September 30, 1998, joint venture income increased by $1.2 million from $628,000 in 1997 to $1.8 million in 1998. The increase was the result of investments in five real estate joint ventures during 1998.

  Management Fees

     Management fees increased by $596,000 for the nine months ended September 30, 1998 to $1.0 million from $429,000 for the same period in 1997. The increase was primarily due to TriNet Property Management, Inc., a subsidiary of TriNet, opening on-site property management offices at several of the Company's properties during 1997 and 1998. In prior years, management fees were presented as an offset to property operating costs and have been reclassified to conform to the current year presentation.

  Interest and Other income

     Interest and other income increased $2.9 million from $759,000 at September 30, 1997, to $3.7 million at September 30, 1998. This increase is partially due to the recognition of $1.4 million of income from the Company's advisory services provided in connection with TriNet's joint venture partnerships. Additionally, the Company received approximately $370,000 in lease termination and restructuring fees and $278,000 in credit arrangement fees during the nine months ended September 30, 1998. Interest income increased by $1.1 million primarily due to notes receivable from certain joint venture partnerships.

  Property Operating Costs

     For the nine months ended September 30, 1998, property operating costs increased to $4.8 million from $2.8 million for the same period of 1997. The increase in property operating costs is due to the costs associated with the growth in the Company's real estate portfolio in the last quarter of 1997 and the first three quarters of 1998 and the acquisition of certain properties for which the Company is contractually liable for operating expenses.

  General and Administrative

     For the nine months ended September 30, 1998, general and administrative expenses increased to $9.6 million compared to $4.9 million for the same period in 1997. This increase is primarily a result of increased personnel and related overhead from the Company's continued growth. As a percentage of weighted average undepreciated real estate at cost, including joint venture investments, general and administrative expenses were 0.66 % for the nine months ended September 30, 1998, compared to 0.51% for the same period in 1997.

  Interest Expense

     Interest expense has increased by $10.2 million to $28.8 million for the nine months ended September 30, 1998, from $18.6 for the same period of 1997. This increase is due to a greater weighted average debt balance of $540.4 million for the nine months ended September 30, 1998, compared to $306.5 million for the same period of 1997. The increase in the debt balance is primarily attributable to the issuance of the Drs. notes in February 1998 and a higher average balance outstanding on the Acquisitions Facility. Interest expense was reduced by $2.2 million of capitalized interest costs associated with development projects in certain joint venture partnerships. The Company's weighted average interest rate for the nine months ended September 30, 1998 remained relatively constant at 7.12%.

  Depreciation and Amortization

     Depreciation and amortization increased by 47% for the nine months ended September 30, 1998, when compared to the first nine months of 1997, a result of the Company's larger asset base.

  Special Charge

     During the third quarter of 1998, TriNet recognized a charge of approximately $3.0 million in connection with a change in its acquisition strategy (See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Overview"), and accordingly the company recorded a liability at September 30, 1998 for the estimated costs resulting from this change. The detail of this charge is presented below (in thousands):

Severance costs and related compensation....................  $1,876
Lease termination fees......................................     209
Abandoned pursuit costs.....................................     561
Other restructuring costs...................................     344
                                                              ------
                                                              $2,990
                                                              ======

  Minority Interest

     Minority interest expense of $87,000 for the first nine months of 1998 represents the limited partners' share of TriNet Property Partners, L.P. ("TriNet Property Partners") net income, a partnership formed in December 1997. TriNet is the sole general partner in TriNet Property Partners, which purchased nine office/ R&D properties in December 1997 and five additional office/R&D properties in the first six months of 1998 from a group of private partnerships.

     THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

  Rent Revenues

     Rent revenues for the three months ended September 30, 1998, increased by $12.0 million, or 42%, compared to the same period of 1997. The significant increase in rent revenues is primarily a result of the Company's acquisitions subsequent to September 30, 1997, which accounted for $10.5 million of rental revenues during the third quarter of 1998. Additionally, the properties acquired in the third quarter of 1997 contributed an additional $1.7 million to rental revenues in 1998 over that of the same period in 1997. The overall increase in rent revenues was partially offset by a decrease of approximately $443,000 due to properties sold subsequent to September 30, 1997.

  Joint Venture Income

     Joint venture income increased by $135,000, or 74%, to $318,000 for the three month period ended September 30, 1998, from $183,000 for the same period in 1997. The increase was the result of investments in five real estate joint ventures subsequent to September 30, 1997.

  Management Fees

     Management fees increased by $216,000 for the three months ended September 30, 1998, to $429,000 from $213,000 for the same period in 1997. The increase was primarily due to TriNet Property Management, Inc., a subsidiary of TriNet, opening on-site property management offices at several of the Company's properties during 1997 and 1998. In prior years, management fees were presented as an offset to property operating costs and have been reclassified to conform to the current year presentation.

  Interest and other income

     Interest and other income increased $2.0 million from $213,000 for the three months ended September 30, 1997, to $2.2 million for the third quarter of 1998. This increase is partially due to the recognition of $683,000 of income from the Company's advisory services provided in connection with the formation of a joint venture partnership. Additionally, the Company received a lease termination fee of $290,000 and credit arrangement fees of $208,000 during the three months ended September 30, 1998. Interest income increased by $855,000 primarily due to notes receivable from certain joint venture partnerships.

  Property Operating Costs

     For the three months ended September 30, 1998, property operating costs increased to $1.9 million from $999,000 for the three months ended September 30, 1997. The increase in property operating costs is due to the incremental costs associated with the continued growth in the Company's real estate portfolio and the acquisition of certain properties since the third quarter of 1997 in which the Company has lease obligations for operating expenses.

  General and Administrative

     For the third quarter of 1998, general and administrative expenses increased to $4.3 million compared to $1.7 million for the same period in 1997. This increase is a result of increased personnel and related overhead from the Company's continued growth.

  Interest Expense

     Interest expense increased by $3.7 million to $11.2 million for the three months ended September 30, 1998, from $7.5 million for the corresponding period of 1997. This increase is attributable to the weighted average debt balance increasing from $376.3 million for the three months ended September 30, 1997, to $656.6 million for the corresponding period of 1998 and a higher weighted average revolver balance for the quarter. The increase in the debt balance is primarily attributable to the issuance of the Drs. in February 1998. Interest expense for the three months ended September 30, 1998, was reduced by $1.2 million of capitalized interest costs associated with development projects in certain joint venture partnerships.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by $22.1 million to $76.3 million for the nine months ended September 30, 1998, when compared to the same period in 1997. The increase was primarily due to increased rent revenue attributable to the increase in the portfolio size. Net cash used in investing activities was $410.8 million for the nine months ended September 30, 1998. These funds were used primarily to acquire properties and interests in joint ventures. Additionally, the Company incurred $788,000 of capital expenditures on existing properties and invested $5.0 million in the common stock of a private real estate investment company during the first nine months of 1998.

     Net cash provided by financing activities for the first nine months of 1998 was $340.2 million, primarily as a result of the proceeds from the January 1998 Offering, the March 1998 Offering, the April 1998 Offering, and the issuance of the Drs. notes. Net proceeds from the January 1998 Offering were approximately $87.5 million which were used to pay down the balance on the Acquisitions Facility. Proceeds from the March 1998 and April 1998 Offerings were approximately $53.7 million and were also used to pay down the balance on the Acquisitions Facility. Net proceeds after issuance costs from the Drs. notes were approximately $123.7 million, of which $120.6 million was used to pay down the balance on the Acquisitions Facility. Net cash provided by financing activities was offset by common dividends paid of $44.7 million and preferred dividends paid of $11.8 million for the nine month period ended September 30, 1998.

     On June 1, 1998, the Company completed an agreement with a group of 15 banks led by Morgan Guaranty Trust Company of New York to provide the Company with a $350 million unsecured revolving credit facility. This facility replaced the Company's existing $200 million unsecured revolving credit facility. The $350 million Acquisitions Facility matures on May 31, 2001 and has an automatic one-year extension option. The Company can extend the facility for a second, one-year term and increase the facility size up to $500 million with approval of the bank group. LIBOR-based borrowings under the facility are based on the Company's credit ratings. The Company obtained a reduction of 17.5 basis points on its LIBOR-based borrowings from LIBOR plus 0.925% under the old facility to LIBOR plus 0.75% under the new facility. Additionally, the annual facility fee was reduced from 0.175% to 0.15%. The new facility also has a $225 million competitive bid facility, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The facility requires interest only payments until maturity, at which time outstanding borrowings are due and payable. In connection with this transaction, $1.3 million of unamortized debt issuance costs relating to the old Acquisitions Facility was recognized as an extraordinary loss in the nine months ended September 30, 1998.

     Outstanding debt as of September 30, 1998, consisted of mortgage notes and notes payable totaling $716.9 million. There are $783,000 of scheduled principal amortization payments for the next twelve months related to the mortgage loans. As of September 30, 1998, the available amount of credit under the Acquisitions Facility was $92.1 million.

     On January 8, 1998, the Company completed a follow-on equity offering of 2,405,000 shares of common stock at a price of $37.00 per share. Proceeds from the January 1998 Offering, net of issuance costs, were approximately $87.5 million and were used to pay down the balance on the Acquisitions Facility.

     On February 24, 1998, the Company sold to the public $125 million of 6.75% Dealer remarketable securities due March 1, 2013, at a price of 99.706% of the principal amount. Net proceeds after issuance costs from the Drs. were approximately $123.7 million, of which $120.6 million was used to pay down the balance on the Acquisitions Facility. The Drs. are subject to a mandatory tender on March 1, 2003, to the Dealer and subject to certain terms and conditions, must be remarketed by the Dealer. The Drs. are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured indebtedness. The Drs. are redeemable at any time, in whole or in part, at the option of the Company. Interest on the Drs. will be paid semi-annually in arrears on March 1 and September 1 of each year. In conjunction with this issuance, the Dealer paid the Company a premium for the right to require the mandatory tender of all outstanding Drs. at March 1, 2003. Additionally, the Company settled its interest rate hedge agreements in conjunction with this debt issuance. The all-in effective interest rate, including the estimated issuance costs, the premium received from the Dealer, and the cost associated with the settlement of the interest rate hedge agreements, is 6.86% over the initial five-year term of the Drs.

     On March 18, 1998, the Company completed a direct placement of 800,000 shares of common stock priced at $37.50 per share. The $30.0 million of proceeds were used to pay down the balance on the Acquisitions Facility.

     On April 29, 1998, the Company completed a public offering of 701,754 shares of common stock in an underwritten offering with Merrill Lynch & Co. Merrill Lynch deposited these common shares with the trustee of the Equity Investor Funds Cohen & Steers Realty Majors Portfolio, a unit investment trust. Proceeds from the offering were approximately $23.7 million and were used to pay down the balance on the Acquisitions Facility and for working capital.

     The Company has on file with the Securities and Exchange Commission two Form S-3 Registration Statements. One registration statement is a universal shelf registration statement authorizing the issuance of debt securities, common stock, preferred stock or depository shares representing preferred stock of the Company with a remaining availability of $232.3 million after the April 1998 Offering. A second registration statement authorized the issuance of $250.0 million of debt securities and has a remaining availability of $150.4 million. The exact amount of debt, common stock, preferred stock, and depository shares representing preferred stock issued will depend on acquisitions, asset sales, the Company's senior unsecured debt and preferred stock ratings, and the general interest rate environment.

     In managing the Company's long-term liquidity, consideration is given to both the weighted average maturity of the Company's fixed-rate debt instruments and to the ratio of total debt to total market capitalization. As of September 30, 1998 and 1997, the Company's weighted average fixed-rate debt maturity was
7.8 years (assuming the Drs. mandatory tender occurs in 2003) and 10.5 years, respectively, and the ratio of total debt to total market capitalization was 41.9% and 33.1%, respectively.

     The Company is also subject to option agreements with five existing tenants which could require the Company to fund tenant improvements on approximately 25,000 square feet and to construct approximately 449,000 square feet of additional adjacent space on which the Company would receive additional rent under the terms of the option agreements. The option agreements commence and expire at various dates through 2012.

     At September 30, 1998, the Company had an aggregate of $44.3 million of contracts outstanding with third party developers to acquire two separate properties currently under construction. The acquisition of these properties is subject to the completion of construction, occupancy of the premises by the tenants (pursuant to leases that have already been executed by the parties) and satisfaction of certain conditions. Completion of construction is expected at various dates through the remainder of 1998 and 1999.

IMPACT OF YEAR 2000

     Forward Looking Information. The statements in the following section include Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. The Company intends such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual costs, progress and expenses with respect to its plan to address Year 2000 issues could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the Company's results and progress include, but are not limited to, changes in the expenses of or delays in: the identification and upgrade or replacement by the Company of computer systems that do not relate to information technology but include embedded technology; and the Year 2000 compliance of vendors (including vendors of the Company's computer information systems) or third-party service providers (including the Company's primary bank and payroll processor). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

     INTRODUCTION

     The term "Year 2000 issue" is a general term used to describe various problems that may result from the improper processing by computer systems of dates after 1999. These problems could result in a system failure or miscalculations causing disruptions of operations.

     The Company's efforts to address its Year 2000 issues are focused in the following three areas: (i) reviewing and taking any necessary steps to attempt to correct the Company's computer information systems (i.e., software applications and hardware platforms), (ii) evaluating and making any necessary modifications to other computer systems that do not relate to information technology but include embedded technology at its properties, such as security, HVAC, elevator, fire and safety systems, and (iii) communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect the Company.

     THE COMPANY'S STATE OF READINESS

     Information Technology Systems. The Company has completed an inventory of all information technology systems and has contacted vendors to determine whether such systems are Year 2000 compliant. Based on manufacturers' representations, the Company has determined that its primary network operating system, Novell Netware 5, its Company's newly acquired CTI software, and all of the Company's desktop personal computers are Year 2000 compliant. The Company's telephone system requires minimal upgrades.

     Embedded Systems. The Company has reviewed all of its properties' operating leases to determine whether the tenant or the Company has the responsibility to address Year 2000 issues. For those properties with respect to which the Company is responsible for Year 2000 compliance, independent consultants have performed on-site inventories of the embedded systems and have contacted the various manufacturers to determine whether the embedded systems are Year 2000 compliant. Based on the inventory and responses from manufacturers to date, the Company has identified five embedded systems that are not Year 2000 compliant and may need to be replaced or repaired. For those properties with respect to which the Company is not responsible for Year 2000 compliance, written notices have been sent to tenants informing them of their obligations under the leases.

     Third Party Relationships. With respect to the Company's relationships with third parties (e.g., transfer agents, financial institutions and landlords), the Company has mailed a request for information to such third parties regarding their Year 2000 readiness and compliance issues.

     COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     The Company has accrued $300,000 in expenses to address Year 2000 issues. The estimated cost of replacing the embedded systems which are not Year 2000 compliant is $130,000, approximately $80,000 of which the Company believes would be reimbursed to the Company by the tenants over the useful life of the assets. The Company expects to fund the costs of addressing the Year 2000 issues from cash flows resulting from operations.

     Because the Company's Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, the Company's current accrual amounts may increase as a result of unanticipated delays or preparedness issues. While the Company's efforts to address its Year 2000 issues may involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. The Company expects to fund the costs of addressing the Year 2000 issues from cash flows resulting from operations.

     It should be noted that, although the Company has concluded, with respect to many of its leases that its tenants are responsible for certain Year 2000 compliance costs, there is a possibility that certain tenants will not agree with such conclusions.

     RISKS PRESENTED BY YEAR 2000 ISSUES

     The Company is still in the process of evaluating its most reasonably likely worst case scenario that might result from Year 2000 related problems. At this time, the Company has not identified any specific business functions that are likely to suffer material disruption as a result of Year 2000 related events. It is possible, however, that the Company may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination as of the date of this report represents only the Company's current status of evaluating potential Year 2000 related problems and facts presently known to the Company, and should not be construed to mean that there is no risk of Year 2000 related disruption. Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is not possible to anticipate each of the wide variety of Year 2000 events, particularly outside of the Company, that might arise in a worst case scenario which might have a material adverse impact on the Company's business, financial condition and results of operations.

     THE COMPANY'S CONTINGENCY PLANS

     Because the Company has not yet identified any specific business function that will be materially at risk of significant Year 2000-related disruptions, and because a full assessment of the Company's risk from potential Year 2000 failures is still in process, the Company has not yet developed detailed contingency plans specific to Year 2000 problems. The Company intends to develop contingency plans for significant business risks identified by the Company that might result from Year 2000-related events by March 31, 1999.

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

                                      FOR THE NINE MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                       SEPT 30, (IN THOUSANDS)       SEPT 30, (IN THOUSANDS)
                                      --------------------------    --------------------------
                                         1998            1997          1998            1997
                                      ----------       ---------    ----------       ---------
Funds From Operations:
  Income before gains and
     extraordinary items............   $ 52,071         $37,311      $ 15,532         $13,517
  Real estate depreciation..........     20,260          13,668         7,239           5,166
  Joint venture effect..............      1,292             375           585             125
  Special charge....................      2,990              --         2,990              --
  Preferred dividend requirement....    (11,758)         (5,758)       (3,919)         (1,919)
                                       --------         -------      --------         -------
          Total Funds From
            Operations..............   $ 64,855         $45,596      $ 22,427         $16,889
                                       ========         =======      ========         =======

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     During the third quarter, the Company appointed Robert W. Holman, Jr. Chief Executive Officer of the Company. Mr. Holman is Chairman of the Board of Directors and was a co-founder of the Company. Mr. Holman replaced Mark S. Whiting who resigned as President and Chief Executive Officer effective September 8, 1998 to pursue other personal and business interests. In connection with Mr. Whiting's resignation, the Non-Competition Agreement between the Company and Mr. Whiting dated June 2, 1993 was terminated. Also during the third quarter, Gary P. Lyon resigned as Executive Vice President and Chief Acquisitions Officer of the Company, effective September 30, 1998.

     Effective November 9, 1998, the Company has appointed First Chicago Trust Company of New York to act as its transfer agent and registrar of the Company's common stock and preferred stock, dividend disbursing agent, administrator of the Company's dividend reinvestment plan, and rights agent under the Rights Agreement dated as of February 25, 1998. In each capacity, First Chicago Trust Company is replacing Harris Trust and Savings Bank.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

      27.1      Financial Data Schedule.

     Reports on Form 8-K

                                    FINANCIAL
      DATE         ITEMS REPORTED   STATEMENTS
      ----         --------------   ----------
September 4, 1998       5, 7           Yes

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

DATE: November 13, 1998