Form 10-K405
period 1998-12-31
TRINET CORPORATE REALTY TRUST INC
filed 1999-03-31
CIK 899162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $614.8 million based on the closing price on the New York Stock Exchange for such stock on March 15, 1999.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 24,872,429 AS OF MARCH 15,
                                     1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1999 TriNet Corporate Realty Trust, Inc. Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 26, 1999 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
                                 PART I
 1.    Business....................................................    1
 2.    Properties..................................................    8
 3.    Legal Proceedings...........................................   11
 4.    Submission of Matters to a Vote of Security Holders.........   11

                                 PART II
 5.    Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................   12
 6.    Selected Financial Data.....................................   13
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   14
 7A.   Quantitative and Qualitative Disclosures about Market
       Risk........................................................   26
 8.    Financial Statements and Supplementary Data.................   27
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   27

                                PART III
10.    Directors and Executive Officers of the Registrant..........   27
11.    Executive Compensation......................................   27
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................   27
13.    Certain Relationships and Related Transactions..............   27

                                 PART IV
14.    Exhibits, Financial Statements, Schedules and Reports on
       Form 8-K....................................................   28

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     TriNet Corporate Realty Trust, Inc. (the "Company" or "TriNet") is a real estate investment trust ("REIT") that acquires, owns and manages office and industrial properties leased to major corporations nationwide. As of March 19, 1999, TriNet's portfolio consisted of 145 properties, which comprised 19.5 million square feet in 25 states. During 1998, the Company acquired a total of 38 properties for an aggregate purchase price of approximately $581.1 million, which includes 20 properties purchased through joint ventures for $301.2 million. As of December 31, 1998, the Company's five largest tenants collectively accounted for approximately 18% of the Company's annualized rent revenue, and the Company's largest single tenant accounted for approximately 4% of the Company's annualized rent revenue.

     TriNet commenced operations effective with the completion of the Company's initial public offering (the "Initial Offering") of its common stock, par value $.01 per share ("Common Stock") on June 3, 1993. In connection with the Initial Offering, the Company engaged in various transactions, including the transfer of 42 properties from its predecessor partnerships and the transfer of the purchase/leaseback and net lease real estate business operations of The Shidler Group.

     The Company was incorporated under the laws of the State of Maryland on March 4, 1993. The Company's principal executive offices are located at One Embarcadero Center, 33rd Floor, San Francisco, California 94111, and its telephone number is (415) 391-4300. TriNet's web site address is http://www.tricorp.com. The Company maintains regional corporate offices in Malvern, Pennsylvania and Alpharetta, Georgia. The Company's property management subsidiary maintains offices in San Francisco, California; Atlanta, Georgia; Dallas, Texas; Denver, Colorado and New Orleans, Louisiana. As of March 19, 1999, the Company employed 81 individuals.

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements.

BUSINESS OBJECTIVES

     TriNet's business objective is to maximize the total return to stockholders through growth in funds from operations per common share and increases in dividends per common share. Since the Initial Offering, TriNet has increased annualized dividends on its Common Stock from $2.19 in June 1993 to $2.60 as of December 31, 1998. TriNet's management seeks to increase funds from operations per share and distributions to stockholders through both active portfolio management and the acquisition of additional properties.

     The Company pursues the accretive acquisition of office and industrial properties which are net leased under long-term leases to major corporate users. The Company generally intends to hold its properties for long-term investment. However, subject to certain REIT restrictions, the Company may dispose of a property if it deems such a disposition to be in the best interest of the stockholders and may either reinvest the proceeds of such a disposition, use the proceeds to reduce debt, or distribute the proceeds to stockholders.

INVESTMENT PHILOSOPHY

     TriNet believes that the long-term ownership of an actively managed, diversified portfolio of strategic office and industrial properties under long-term, net lease agreements with high quality corporate tenants produces consistent, predictable income growth and substantial future property value. Under a typical net lease agreement, the tenant agrees to pay a base monthly rent and property operating expenses (taxes, maintenance and insurance) plus future rent increases based on increases in the consumer price index or fixed increases. TriNet's management believes that credit tenant leases, with terms longer than five years, coupled with the tenant's responsibility for property operating expenses, generally produce a more predictable income stream than many other types of real estate portfolios, and offer the opportunity for growth in rental income.

INVESTMENT STRATEGIES

     General. The Company acts as a source of capital to large corporate users in a variety of industries by providing them with long-term net leases for their strategic office buildings and distribution warehouses. The Company invests in real estate markets which contain a significant number of large corporate users. In these markets, the Company seeks tenants with the following characteristics:

  Tenant Characteristics

     - Established companies with stable core businesses;

     - Investment grade ratings or similar credit strength; and

     - Commitment to the property as an important asset to their on-going businesses.

     The Company seeks to invest in properties with tenants in major industries. These tenants represent well-recognized national and international companies that capture market share through differentiation, products, service, quality control, and economies of scale. Relying on executives from its acquisitions, real estate research, asset management, accounting, capital markets, and legal departments, the Company undertakes thorough research and analysis to understand industry fundamentals, and generally seeks to acquire general purpose properties that have the following characteristics:

  Property Characteristics

     - Suburban offices and distribution warehouses with a single tenant;

     - Properties that are important locations for nationally and internationally recognized companies;

     - Properties that are located within attractive demographic areas relative to the businesses of the tenants, with high visibility and easy access to major thoroughfares;

     - Properties that can be purchased with the simultaneous execution or assumption of net lease agreements with terms from 5-25 years, providing the opportunity for both current income and future rent increases;

     - Buildings which will appeal to a variety of alternate future users; and

     - Properties that can be acquired at or below their appraised value at prices generally ranging from $5.0 million to $60.0 million.

     Internal Growth Strategy. TriNet seeks to grow its income internally by negotiating leases which have scheduled rent increases, renewing expiring leases at higher rental rates and providing management services to its tenants.

     External Growth Strategy. From its inception, TriNet has acquired new properties and increased its rent revenue by acquiring properties subject to existing leases with major corporate tenants which provide for rental escalations. The Company also acquires properties through various other types of transactions including (i) build-to-suit transactions; (ii) purchase/leaseback transactions; and (iii) investments in joint ventures.

     In build-to-suit transactions, the Company seeks to negotiate with third-party developers and corporations to acquire properties under development. In these transactions, TriNet typically acquires the property after construction is completed, subject to certain conditions, which generally include, but are not limited to: (i) completion of the building within a specified period of time; (ii) execution of a lease; (iii) receipt of a certificate of occupancy; and (iv) the tenant's occupancy of the building.

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

     TriNet's joint venture investments generally involve the acquisition and/or development of single and/or multi-tenanted office and industrial properties, and/or land parcels for future development. During 1998, TriNet formed five new joint ventures which added 20 properties to the Company's portfolio (see "Notes to Consolidated Financial Statements: Real Estate").

     Diversification. TriNet's history of solid dividend growth is testimony to the importance of geographic, tenant and property diversification. Geographic diversification is important because the condition of the regional economies is highly dependent upon the health of the industries located within those regions. TriNet has historically focused on building diversification within its group of tenants in order to (i) minimize exposure to any one tenant; (ii) minimize exposure to any single industry; (iii) reduce rental risk from cyclical business fluctuations; and (iv) minimize volatility over time.

     TriNet's portfolio is diversified within two property categories -- office buildings and warehouse distribution facilities. TriNet's investment strategy does not include retail or heavy industrial manufacturing locations. The Company's experience is that office buildings and warehouses are more fungible, easier to re-lease and have lower risk of future value impairment from obsolescence than retail or specialized industrial buildings.

PORTFOLIO AND ASSET MANAGEMENT STRATEGY

     The active management of the property portfolio is an essential component of TriNet's long-term strategy. While net leases have certain passive characteristics, there are important ways to optimize performance and maximize values. TriNet monitors its portfolio for changes that could affect the performance of the industries, tenants, and locations in which the Company has invested. The Company's asset management group reviews industry research, tenant research and performs regular property due diligence. This monitoring typically includes ongoing review and analysis of: (i) the performance of various tenant industries; (ii) the public information and business press of tenant companies;
(iii) the operation, management, financial condition and ratings of the tenants;
(iv) the health of the individual markets in which the Company owns properties, from both an economic and real estate standpoint; (v) the difference between current market rent and contractual rent; and (vi) the physical maintenance of individual properties. The Company actively manages its relationships with its large corporate tenants which provide a source of information concerning the tenants' business plans for the Company's buildings. Additionally, the Company's relationships with its tenants allows it to be proactive in renewing leases with existing tenants or signing leases with a new tenant prior the expiration of the lease.

     The Company has pursued a strategy of identifying properties that may be sold at attractive prices, particularly where management believes reinvestments of the sales proceeds can generate a higher cash flow than retaining the property. The Company will only pursue such a strategy within the constraints of the income tax rules regarding REIT status.

FINANCING STRATEGY

     Historically, the Company has accessed a wide range of capital including public unsecured debt, project-level secured debt, public equity, private equity and perpetual preferred stock. The Company has broad and deep relations among its many different capital providers, and its balance sheet has been structured to provide significant financial flexibility and stability. The first significant debt maturity ($100 million) occurs in June 2001.

     TriNet has investment grade corporate credit ratings from Fitch Investors Services, Moody's Investor Services, Inc., and Standard & Poor's. Currently, Fitch Investors has assigned a rating of BBB+, Moody's has assigned a rating of Baa2, and Standard & Poor's has assigned a rating of BBB-to the Company's senior unsecured debt. The Company's perpetual preferred stock ratings are one grade below its senior unsecured debt ratings.

     During 1998, the Company raised approximately $264.8 million in net proceeds in the following public offerings:

     - On January 8, 1998, the Company raised net proceeds of $87.5 million in a follow-on equity offering of 2,405,000 shares of Common Stock at a price of $37.00 per share.

     - On February 24, 1998, the Company sold to the public $125 million of 6.75% Dealer remarketable securities due March 1, 2013, (the "Drs.") at a price of 99.706% of the principal amount. Net proceeds (before issuance costs) from the Drs. were approximately $124.0 million.

     - On March 18, 1998, the Company raised net proceeds of approximately $29.8 million in a direct placement of 800,000 shares of Common Stock priced at $37.50 per share to several investors.

     - On April 29, 1998, the Company raised $23.5 million of net proceeds in a public offering of 701,754 shares of Common Stock at a price of $33.7547, in an underwritten offering with Merrill Lynch & Co. Merrill Lynch deposited these common shares with the trustee of the Equity Investor Funds Cohen & Steers Realty Majors Portfolio, a unit investment trust.

     Additionally in 1998, the Company raised approximately $252.0 million in secured debt and $48.0 million in private equity through joint ventures.

     On June 1, 1998, TriNet completed an agreement with a group of 15 banks led by Morgan Guaranty Trust Company of New York to provide the Company with a $350.0 million unsecured revolving credit facility (the $350.0 million Acquisitions Facility" or "Facility") which matures on May 31, 2001 and has an automatic one-year extension option. The Facility bears interest at the one-month LIBOR rate plus 0.75% and can be extended for a second one-year term and increased to $500.0 million with approval of the bank group. At March 19, 1999, the Facility had a remaining availability of $168.9 million.

REAL ESTATE UNDERWRITING EXPERTISE

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

     Tenant Credit Analysis. The Company evaluates each prospective tenant's business and financial outlook to determine its ability to meet the ongoing obligations under the lease and the need to obtain additional security for these obligations, such as deposits, letters of credit and guarantees from parent companies or other parties. The Company evaluates a number of strategic factors, including the position of the prospective tenant in its industry, the strength of the prospective tenant's business franchise and the importance of the property to the prospective tenant's business.

NEW STRATEGIC INITIATIVES

     The Company believes there are opportunities available through the expansion of business relationships with the corporate tenants that occupy the Company's 145 properties. The Company has the ability to add value and provide enhanced services to its tenants, which include:

     - redevelopment and tenant improvement management services;

     - acquisition or build-to-suit construction to accommodate tenant expansion and relocation needs;

     - energy consulting services to reduce the tenant's energy costs; and

     - arrangements to lease roof tops of buildings to telecommunications companies for antenna placement.

     The Company continues to expand its services by providing on-site management services at Company owned properties. TriNet Property Management, Inc., a wholly-owned subsidiary of the Company, was formed in July 1997. TriNet Property Management, Inc. opened on-site management offices in Denver, Atlanta, Dallas, and New Orleans during 1997 and 1998. As a result, the Company has recognized increased management fee income and expects to continue to increase revenues through the opening of additional on-site property management offices in geographic areas where it presently has or expects to have significant holdings.

     TriNet formed its first international strategic alliance in 1998 with G. Accion S.A. de C.V. ("G. Accion"), through which it will invest in office and industrial real estate in Mexico that is leased long-term, in dollar denominated leases, to well-recognized multinational and U.S. corporations. TriNet invested $2.0 million in securities issued by G. Accion during 1998, and has committed to invest another $6.0 million during 1999 directly into properties through joint ventures with G. Accion. The Company expects that its investments in Mexico may exceed the $6.0 million commitment, but in any event, its investments in Mexico are limited to a maximum of 3% of the Company's total portfolio.

EMPLOYEES

     As of March 19, 1999, TriNet had 81 employees and believes its relationship with its employees to be good. TriNet's employees are not represented by a collective bargaining agreement.

COMPETITION

     The Company faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. The Company also competes with other corporate landlords in re-leasing its facilities. The Company faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. The Company believes its management's experience in real estate, credit underwriting and transaction structuring will allow the Company to compete effectively for office and industrial properties and the re-leasing of its properties.

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

     The Company typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Where warranted, Phase I and/or Phase II assessments are performed by independent environmental consulting and engineering firms. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company may acquire a property which is known to have had a release of Hazardous Materials in the past, subject to a determination of the level of risk and potential cost of remediation. The Company normally requires property sellers to fully indemnify it against any environmental problem existing as of the date of purchase. Additionally, the Company often structures its leases to require the tenant to assume most or all responsibility for environmental compliance or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is deemed a lease default. In certain instances, the Company may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the company providing the protection.

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

ACQUISITIONS AND DISPOSITIONS

     Acquisitions. During 1998, the Company acquired 38 properties for an aggregate purchase price of approximately $581.1 million, resulting in a net increase in its portfolio of approximately 4.1 million rentable square feet.

     The following table lists the properties acquired by the Company in 1998:

      PROPERTY NAME/                          PROPERTY   NUMBER OF     SQUARE
      STREET ADDRESS          CITY/STATE        TYPE     PROPERTIES     FEET               SIGNIFICANT TENANTS
      --------------        ---------------  ----------  ----------   ---------            -------------------
PACIFIC
Oak Creek Business Park(1)  Milpitas, CA       Office        11         861,639  Maxto Corp., Quantum Corp.
Town Center Office Park(1)  Milpitas, CA       Office         1          50,100  Read-Rite Corp.
1661 Page Mill Rd.          Palo Alto, CA      Office         1          62,155  Anderson Consulting, L.L.P.
Technology Centre(1)        San Jose, CA       Office         5         308,889  Digital Microwave Corp., Adept
                                                                                   Technology
161 Inverness Dr. West      Englewood, CO      Office         1         239,749  ICG Netcom

SOUTH CENTRAL
1301 Girod St.(1)(3)        New Orleans, LA   Parking         1             N/A  Allright New Orleans
639 Loyola St.(1)(3)        New Orleans, LA    Office         1         526,041  Entergy Corp.
1250 Poydras St.(1)(3)      New Orleans, LA    Office         1         422,890  Mobil Corp.
Enterprise Business Center  Allen, TX          Office         1          82,600  Peerless Group, Inc.
6000 Connection Dr.         Irving, TX         Office         1         293,890  Nokia, Inc.
6665 MacArthur Blvd.(2)     Irving, TX         Office         1         164,970  GTE Communications Corp.

NEW ENGLAND
60 Columbian St.            Braintree, MA      Office         1         108,085  GTECH Holdings, Inc.
355 Wood Rd                 Braintree, MA      Office         1          43,708  Haemonetics Corp.
Concord Farms Office Park   Concord, MA        Office         3         190,389  Sybase, Welch Foods, Inc.
3000 Longwater Dr.          Norwell, MA        Office         1          35,500  Mentor O&O, Inc.
700 Longwater Cir.          Norwell, MA        Office         1          72,921  Serono Laboratories, Inc.
1100 Crown Colony Dr.       Quincy, MA         Office         1         132,160  Arbella Insurance Group
100 Old River Dr.           Quincy, MA         Office         1         122,000  Mast Industries, Inc.
76 Pacella Park Dr.         Randolph, MA       Office         1          47,586  Serono Laboratories, Inc.
260 Kenneth W. Welch Dr.    Lakeville, MA    Industrial       1         104,765  Kao Infosystems Co.

SOUTH ATLANTIC
960 Northpoint Pkwy         Alpharetta, GA     Office         1          63,783  GTE Communications Corp.
14493 Sunset Hills Rd.      Reston, VA         Office         1         177,415  The MITRE Corp.
                                                             --       ---------
                                                             38       4,111,235
                                                             ==       =========

---------------
(1) Acquired through joint ventures

(2) Represents a convertible mortgage

(3) The property was acquired through a joint venture in which the Company holds a 50% interest. Under the joint venture agreement, after March 2001, either venturer may trigger a sale of the property through a buy/sell procedure in which the triggering party sets a total price for the property and the other party may elect either to purchase the property for that price or to agree to have the venture sell the property at that price. In the event of a change of control of a venturer prior to March 2001, the other venturer may also initiate the buy/sell procedure. If the Company elects to purchase the property or the other venturer's interest pursuant to this buy/sell procedure, the other venturer may elect to receive for its interest either cash or shares of the Company's Common Stock; if shares are issued, the shares will be valued at 95% of the then-current market price if the other venturer elects to hold the shares free of any lock-up restrictions, or 90% of the then-current market price if the other venturer elects to hold the shares subject to a one-year lockup.

     1999 Acquisitions. On March 4, 1999, TriNet acquired an interest in a newly constructed, three-story office building totaling 109,043 square feet in Richardson, Texas. The transaction was structured as a convertible mortgage in the amount of $15.9 million, bearing interest at 11% per annum. TriNet has an option to purchase the building for $16.4 million which it expects to exercise in October, 1999 by funding an additional $0.5 million.

     Property Dispositions. The Company continually evaluates local market conditions and property-related factors and will sell a property when it believes it is to the Company's advantage to do so. In October 1998,

TriNet initiated a strategy of disposing of selected properties with the intention of using the proceeds to reduce debt and to fund future acquisitions. TriNet believes that by selling selected properties and reducing its leverage it will be in a position to fund future acquisition opportunities as they arise. From January 1, 1998 through March 19, 1999, TriNet sold eleven properties for net proceeds of approximately $61.8 million.

ITEM 2. PROPERTIES

     As of December 31, 1998, the Company's portfolio consisted of 146 properties, including office, warehouse and distribution facilities and one retail facility located in 25 states. Below is certain information relating to the Company's properties at December 31, 1998:

         PROPERTY NAME/                                    PROPERTY   NUMBER OF      SQUARE
         STREET ADDRESS                 CITY/STATE           TYPE     PROPERTIES      FEET             SIGNIFICANT TENANTS
         --------------                 ----------         --------   ----------     ------            -------------------
PACIFIC
Warner Crossing                   Tempe, AZ                 Office         5          381,712    Allied Signal Inc., Wells Fargo
                                                                                                 Bank, N.A.
Canyon Corporate Center           Anaheim, CA               Office         3          309,144    Experian, L.A. Cellular Co.
5200 Sheila St.                   Commerce, CA              Office         1          108,000    Certified Grocers of
                                                                                                 California, Ltd.
18880 Homestead Rd.               Cupertino, CA             Office         1          101,373    Rational Software Corp.
46702 Bayside Pkwy.               Fremont, CA               Office         1           44,941    Cirrus Logic, Inc.
46831 Lakeview Blvd.              Fremont, CA               Office         1           76,641    Cirrus Logic, Inc.
6300 Dumbarton Cir.               Fremont, CA               Office         1           44,000    Kelley-Clarke, Inc.
Oak Creek Business Park(1)        Milpitas, CA              Office        11          861,639    Maxtor Corp., Quantum Corp.
1565 Barber Ln.                   Milpitas, CA              Office         1          102,240    Hitachi PC Corp.
1210 California Cir.              Milpitas, CA              Office         1          120,576    Lam Research Corp.
Town Center Office Park(1)        Milpitas, CA              Office         1           50,100    Read-Rite Corp.
Charleston Place                  Mountain View, CA         Office         3          187,380    Sun Microsystems, 3Com Corp.
1661 Page Mill Rd.                Palo Alto, CA             Office         1           62,155    Anderson Consulting, L.L.P.
3701 Doolittle Dr.                Redondo Beach, CA         Office         1          124,400    TRW, Inc.
Technology Centre(1)              San Jose, CA              Office         5          308,889    Digital Microwave Corp., Adept
                                                                                                 Technology
Edenvale Business Park            San Jose, CA              Office         1          286,330    Xerox Corp., Western Digital
                                                                                                 Corp.
Sunnyvale Research Center         Sunnyvale, CA             Office         4          215,481    Mitsubishi Electronics America,
                                                                                                 Inc.
1260 Crossman Ave.                Sunnyvale, CA             Office         1          174,600    Lockheed Martin Aerospace Corp.
2000 & 2050 Corporate Ctr. Dr.    Thousand Oaks, CA         Office         2          217,613    WellPoint Health Networks, Inc.
Walnut Creek Center               Walnut Creek, CA          Office         2          145,000    Teradyne, Fresenius USA
6901 South Havana St.             Englewood, CO             Office         1          137,900    Galileo International
161 Inverness Dr. West            Englewood, CO             Office         1          239,749    ICG Netcom
6162 South Willow Dr.             Englewood, CO             Office         1          158,146    Lucent Technologies Inc.
12110 North Pecos St.             Westminster, CO           Office         1           55,310    Frontier Corp.
1499 West 121st St.               Westminster, CO           Office         1           62,100    Frontier Corp.
Decker Lake Lane Center           Salt Lake City, UT        Office         1          173,107    First Health Strategies, Inc.
3002 North 27th Ave.              Phoenix, AZ             Industrial       1           82,935    Universal Technical Institute
50 Adrian Ct.                     Burlingame, CA          Industrial       1           35,375    Caterair International Corp.
500 South Seventh Ave.            City of Industry, CA    Industrial       1          286,822    Volkswagen of America, Inc.
2652 East Long Beach Ave.         E. Los Angles, CA       Industrial       1          272,236    Ralph's Grocery Co.
370 Adrian Rd.                    Millbrae, CA            Industrial       1           20,019    Caterair International Corp.
10054 Old Grove Rd.               San Diego, CA           Industrial       1           90,500    Fluid Systems Corp.
3254 Fraser St.                   Aurora, CO              Industrial       1          119,200    Arrow Electronics, Inc.
1085 Bible Way                    Reno, NV                Industrial       1           20,066    Caterair International Corp.
18850 28th Ave.                   Seattle, WA             Industrial       1           30,750    Caterair International Corp.

MIDWEST
2611 Corporate West Dr.           Lisle, IL                 Office         1          236,000    Unisys Corp.
440 North Fairway Dr.             Vernon Hills, IL          Office         1          102,208    Komatsu America
1275 Red Fox Rd.                  Arden Hills, MN           Office         1           74,511    Land O'Lakes, Inc.
3115 Centre Point Dr.             Roseville, MN             Office         1           41,574    Northern States Power Co.

         PROPERTY NAME/                                    PROPERTY   NUMBER OF      SQUARE
         STREET ADDRESS                 CITY/STATE           TYPE     PROPERTIES      FEET             SIGNIFICANT TENANTS
         --------------                 ----------         --------   ----------     ------            -------------------
401 West Michigan St.             Milwaukee, WI             Office         1          229,888    Blue Cross & Blue Shield United
                                                                                                 of WI
450 Barclay Blvd.                 Lincolnshire, IL        Industrial       1          161,840    Volkswagen of America, Inc.
2201 East Loew Rd.                Marion, IN              Industrial       1          249,920    Dunham's Athleisure Corp.
3900 William Richardson Dr.       South Bend, IN          Industrial       1          225,000    Tech Data Corp.
5015 South Water Cir.             Wichita, KS             Industrial       1          105,600    Case Swayne Co., Inc.
221 West 79th St.                 Bloomington, MN         Industrial       1           22,536    Caterair International Corp.
3501 East Terra Dr.               O'Fallon, MO            Industrial       1          402,192    Lever Brothers Co.
4150 Lockbourne Industrial Pkwy.  Columbus, OH            Industrial       1          398,471    Sears Logistics Services
2875 Needmore Rd.                 Dayton, OH              Industrial       1          345,325    REX Stores Corp.
4000 South Racine Ave.            Chicago, IL             Industrial       1          140,000    Uarco Incorporated

SOUTH CENTRAL
3900 Airline Hwy.(2)              Metairie, LA              Retail         1          108,424    Vacant
1301 Girod St.(1)                 New Orleans, LA          Parking         1              N/A    Allright New Orleans
639 Loyola St.(1)                 New Orleans, LA           Office         1          526,041    Entergy Corp.
1250 Poydras St.(1)               New Orleans, LA           Office         1          422,890    Mobil Corp.
17201 Waterview Pkwy.             Dallas, TX                Office         1           61,750    ADS Alliance Data
2003, 2005, & 2007 Corporate      Memphis, TN               Office         1          241,927    Federal Express Corp.
  Ave.
Enterprise Business Center        Allen, TX                 Office         1           82,600    Peerless Group, Inc.
13800 Diplomat Dr.                Farmers Branch, TX        Office         1          222,267    IBM Corp.
1321 Greenway Ave.                Irving, TX                Office         1           87,635    Microsoft Corp.
2901 Kinwest Pkwy.                Irving, TX                Office         1          174,421    Nissan Motor
6000 Connection Dr.               Irving, TX                Office         1          293,890    Nokia, Inc.
6665 MacArthur Blvd.(3)           Irving, TX                Office         1          164,970    GTE Communications
3000 Waterview Pkwy.              Richardson, TX            Office         1          300,820    Hewlett-Packard Co.
2021 Lakeside Blvd.               Richardson, TX            Office         1           60,000    Northern Telecom Inc.
Cardinal Commerce Center          Richardson, TX            Office         1          121,068    Northern Telecom Inc.
8400 Winchester Rd.               Memphis, TN             Industrial       1          812,697    NIKE, Inc.
105 West Bethany Rd.              Allen, TX               Industrial       1          261,700    Electronic Data Systems
100 Donwick Dr.                   Conroe, TX              Industrial       1          251,850    Compaq Computer Corp.
500 Airline Dr.                   Coppell, TX             Industrial       1          510,654    MJDesigns

NEW ENGLAND
6 Riverside Dr.                   Andover, MA               Office         1           77,048    MultiLink, Inc.
60 Columbian St.                  Braintree, MA             Office         1          108,085    GTECH Holdings, Inc.
355 Wood Rd.                      Braintree, MA             Office         1           43,708    Haemonetics Corp.
65 Dan Rd.                        Canton, MA                Office         1           67,200    Avitar, Inc.
30 Dan Rd.                        Canton, MA                Office         1           80,000    Parsons Main
85 Dan Rd.                        Canton, MA                Office         1           80,000    Vacant
Concord Farms Office Park         Concord, MA               Office         3          190,389    Sybase, Welch Foods,
300 Foxborough Blvd.              Foxborough, MA            Office         1           45,000    Pezrow New England
105 Forbes Blvd.                  Mansfield, MA             Office         1           15,625    Chrysler Corp.
One Longwater Cir.                Norwell, MA               Office         1           27,100    Giga Information Group
101 Philip Dr.                    Norwell, MA               Office         1           32,500    Kluwer Boston, Inc.
3000 Longwater Dr.                Norwell, MA               Office         1           35,500    Mentor O&O, Inc.
100 Longwater Cir.                Norwell, MA               Office         1           53,000    Serono Laboratories, Inc.
700 Longwater Cir.                Norwell, MA               Office         1           72,921    Serono Laboratories, Inc.
1100 Crown Colony Dr.             Quincy, MA                Office         1          132,160    Arbella Insurance Group
100 Old River Dr.                 Quincy, MA                Office         1          122,000    Mast Industries, Inc
76 Pacella Park Dr.               Randolph, MA              Office         1           47,586    Serono Laboratories, Inc.
1022 Hingham St.                  Rockland, MA              Office         1          125,366    Blue Cross and Blue
300 Friberg Pkwy.                 Westborough, MA           Office         1           88,000    Bay State Gas Co.
RiverPark (office section)        North Reading, MA         Office         1          150,000    Lotus Development
RiverPark (industrial section)    North Reading, MA       Industrial       2          292,000    Lotus, Central-National
                                                                                                 Gottesman
260 Kenneth W. Welch Dr.          Lakeville, MA           Industrial       1          104,765    Kao Infosystems Co.

         PROPERTY NAME/                                    PROPERTY   NUMBER OF      SQUARE
         STREET ADDRESS                 CITY/STATE           TYPE     PROPERTIES      FEET             SIGNIFICANT TENANTS
         --------------                 ----------         --------   ----------     ------            -------------------
MID ATLANTIC
Gatehall Corporate Center II      Parsippany, NJ            Office         1          420,000    AT&T/Newcourt Credit Group
2 Corporate Center                Melville, NY              Office         1          270,000    Olympus America Inc.
935 First Ave.                    King of Prussia, PA       Office         1          118,800    Lockheed Martin Corp.
2476 Swedesford Rd.               Paoli, PA                 Office         1          370,562    Unisys Corp.
45-10 19th Ave.                   Astoria, NY             Industrial       1           48,673    Caterair International
24-20 49th Ave.                   Astoria, NY             Industrial       1           24,939    Caterair International
200 Dunn Rd.                      Lyons, NY               Industrial       1          240,000    GATX Logistics, Inc.
2900 McLane Dr.                   Lysander, NY            Industrial       1          240,000    GATX Logistics, Inc.
8401 Escort St.                   Philadelphia, PA        Industrial       1           31,218    Caterair International

SOUTH ATLANTIC
Oak Grove Plaza                   Jacksonville, FL          Office         3          230,346    CitiCorp Universal Card
                                                                                                 Services
960 Northpoint Pkwy.              Alpharetta, GA            Office         1           63,783    GTE Communications
1500/1600 RiverEdge Pkwy.         Atlanta, GA               Office         1          444,362    IBM Corp., Siemens
3120 Breckinridge Blvd.           Duluth, GA                Office         1          190,000    Primerica Life Insurance
7700/7720 Hubble Dr.              Lanham, MD                Office         1          120,000    Computer Sciences Corp.
14493 Sunset Hills Rd.            Reston, VA                Office         1          177,415    The MITRE Corp.
11650 Central Pkwy.               Jacksonville, FL        Industrial       1          180,054    Volkswagen of America, Inc.
3500 Northwest 24th St.           Miami, FL               Industrial       1          108,534    Caterair International
3630 Northwest 25th St.           Miami, FL               Industrial       1           55,610    Caterair International
4101 Northwest 25th St.           Miami, FL               Industrial       1           46,749    Caterair International
2800 Collingswood Dr.             Orlando, FL             Industrial       1           49,148    Caterair International
Gateway Lakes II                  St. Petersburg, FL      Industrial       2          179,000    MC Graphics, Jabil Circuit
7621 Energy Pkwy.                 Baltimore, MD           Industrial       1          222,636    Sunbelt Beverage Corp.
5675 North Blackstock Rd.         Spartanburg, SC         Industrial       1          563,210    adidas America, Inc.
                                                                         ---       ----------
                                                                         146       19,532,090
                                                                         ---       ----------

---------------
(1) Acquired through joint ventures.

(2) This property was sold on January 6, 1999

(3) Represents a convertible mortgage.

LEASE EXPIRATIONS

     The following table shows scheduled lease expirations for all properties, including properties owned by the Company's joint ventures, as of December 31, 1998:

                                                                        CURRENT TOTAL       PERCENT OF CURRENT
                                   NUMBER OF   NET RENTABLE SQUARE       ANNUAL RENTS          TOTAL ANNUAL
                                    LEASES       FEET SUBJECT TO        UNDER EXPIRING      RENTS REPRESENTED
   YEAR OF LEASE EXPIRATION(2)     EXPIRING    EXPIRING LEASES(3)        LEASES(1)(3)       BY EXPIRING LEASES
   ---------------------------     ---------   -------------------   --------------------   ------------------
                                                                        (IN THOUSANDS)
1999.............................      20             606,633              $  7,380                 4.07%
2000.............................      15           1,372,929                 7,668                 4.23%
2001.............................      26           1,964,868                23,184                12.79%
2002.............................      26           2,175,826                22,935                12.65%
2003.............................      19           2,062,293                21,719                11.98%
2004.............................      23           3,362,231                23,790                13.12%
2005.............................       9             558,832                 5,646                 3.11%
2006.............................      13           1,697,856                20,367                11.23%
2007.............................       8             854,132                12,398                 6.84%
2008.............................       9           1,002,276                 8,541                 4.71%
2009 and thereafter..............      29           3,468,638                27,691                15.27%
                                      ---          ----------              --------               ------
          Total..................     197          19,126,514              $181,319               100.00%
                                      ===          ==========              ========               ======

---------------
(1) Reflects monthly base rent in effect on December 31, 1998, multiplied by 12.

(2) Lease expirations, assuming tenants do not exercise existing renewal, termination or purchase options.

(3) Square feet does not include the GTE convertible mortgage totalling 164,970 square feet and vacant space totalling 240,606 square feet at December 31, 1998. Annualized rents do not include $2.6 million in annualized revenues related to the GTE convertible mortgage.

PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Company's properties and includes 100% of rents from properties owned by the Company's joint ventures ($30.5 million of rents), as of December 31, 1998:

                                                                    PERCENT OF TOTAL
                                                  CURRENT TOTAL       ANNUAL RENTS                    PERCENTAGE OF
                                    NUMBER OF    ANNUAL RENTS BY     REPRESENTED BY    NET RENTABLE   NET RENTABLE
                                    PROPERTIES   PROPERTY TYPE(1)    PROPERTY TYPE     SQUARE FEET     SQUARE FEET
                                    ----------   ----------------   ----------------   ------------   -------------
                                                  (IN THOUSANDS)
Office............................      53           $149,466             81.3%         11,993,834         61.4%
Industrial........................      91             32,839             17.8%          7,429,832         38.0%
Retail(2).........................       1                 --               --             108,424          0.6%
Parking Garage....................       1              1,616              0.9%                 --           --
                                       ---           --------            -----          ----------        -----
          Total(3)................     146           $183,921            100.0%         19,532,090        100.0%
                                       ===           ========            =====          ==========        =====

---------------
(1) Reflects monthly base rent in effect on December 31, 1998, multiplied by 12.

(2) The one retail property owned at December 31, 1998 was sold in January 1999.

(3) Includes $2.6 million of annualized revenues and 164,970 square feet related to the GTE convertible mortgage.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 1998.

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

                                                                          COMMON STOCK
                 QUARTER ENDED                    HIGH        LOW      DIVIDENDS DECLARED
                 -------------                   -------    -------    ------------------
1997
March 31.......................................  $36.750    $31.000          $0.63
June 30........................................  $33.875    $31.625          $0.63
September 30...................................  $36.125    $32.875          $0.63
December 31....................................  $39.125    $34.500          $0.64

1998
March 31.......................................  $40.500    $37.125          $0.64
June 30........................................  $38.375    $32.688          $0.64
September 30...................................  $36.500    $28.625          $0.64
December 31....................................  $32.875    $25.750          $0.65

     On March 15, 1999, the reported closing sale price per share of Common Stock on the NYSE was $25.00.

  (b) Holders

     The Company had 601 stockholders of record of Common Stock as of March 15, 1999.

  (c) Dividends

     In addition to the dividends declared to holders of Common Stock, the Company also declared dividends to holders of its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock. For the year ended December 31, 1998, the Company declared dividends of $2.34375 per share on its Series A Preferred Stock, $2.30 per share on its Series B Preferred Stock, and $2.00 on its Series C Preferred Stock. Since the consummation of the Company's initial public offering in June 1993, the Company has paid regular and uninterrupted distributions. The Company intends to continue to declare quarterly distributions on its Common Stock. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's earnings, financial condition, capital requirements, and such other factors as the Company's Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following sets forth summary financial, and operating and other data on an historical basis for the Company. The balance sheet data is presented at December 31st of the corresponding year. The data should be read in conjunction with the financial statements of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------
                                                     1998         1997        1996        1995        1994
                                                  ----------   ----------   ---------   ---------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY DATA)
OPERATING DATA:
Rent revenues...................................  $  153,155   $  106,862   $  75,252   $  56,199   $  35,020
Income before minority interest, gain/(loss) on
  sales of real estate and extraordinary
  items.........................................      71,069       53,249      24,835      20,234      15,912
(Loss)/Gain on sale of real estate..............      (1,436)         985       6,807          --          --
Minority interest...............................        (128)          --          --          --          --
Provision for asset held for sale...............      (5,662)          --          --          --          --
Income before extraordinary items...............      63,843       54,234      31,642      20,234      15,912
Extraordinary gain on expropriation.............          --           98          --          --          --
Extraordinary gain from casualty loss...........          --           --       3,178          --          --
Extraordinary charge from early extinguishment
  of debt.......................................      (1,272)          --      (2,191)     (9,561)         --
Net income......................................  $   62,571   $   54,332   $  32,629   $  10,673   $  15,912
Earnings available per common share -- basic....  $     1.92   $     2.31   $    2.09   $    0.95   $    1.84
Earnings available per common
  share -- diluted..............................  $     1.91   $     2.28   $    2.08   $    0.95   $    1.83
Dividends declared per common share.............  $     2.57   $     2.53   $    2.49   $    2.45   $    2.38
OTHER DATA:
Funds From Operations(1)........................  $   87,940   $   63,574   $  41,551   $  30,642   $  22,380
Cash flows provided by (used in):
       Operating activities.....................  $  107,522   $   71,272   $  46,683   $  38,788   $  24,531
       Investing activities.....................    (336,995)    (448,165)   (162,700)   (161,474)   (156,352)
       Financing activities.....................     248,493      372,212     111,625     122,751     138,063
          Total properties (at end of period)...         146          118          79          97          82
          Total net rentable square feet (at end
            of period, in thousands)............      19,532       16,760      12,295      10,747       8,590
Ratio of earnings to combined fixed charges and
  preferred stock dividends(2)..................       1.73x        2.23x       1.78x       1.97x       2.65x
Ratio of earnings to fixed charges(2)...........       2.26x        3.06x       2.05x       1.97x       2.65x
BALANCE SHEET DATA (AT END OF PERIOD):
Real estate, before accumulated depreciation....  $1,500,789   $1,163,454   $ 704,329   $ 538,717   $ 377,522
Total assets....................................   1,526,567    1,155,904     708,238     559,727     401,241
Total unsecured debt............................     562,981      367,676     251,918      77,000          --
Total secured debt..............................      84,739       66,446      55,013     167,750     204,415
Total liabilities...............................     720,542      479,916     342,190     270,387     214,554
Total minority interest.........................       2,565          765          --          --          --
Stockholders' equity............................     803,460      675,223     366,048     289,340     186,687

---------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for definition of Funds From Operations.

(2) The ratios of (i) earnings to combined fixed charges and preferred stock dividends and (ii) earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of net income before loss/gain on sales of real estate, provision for asset held for sale, and extraordinary items. Fixed charges consist of interest expense including capitalized interest and amortization of loan costs, and with respect to the ratio of earnings to combined fixed charges and preferred stock dividends, preferred stock dividend requirements.

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

OVERVIEW

     TriNet is a real estate investment trust ("REIT"), which owns predominantly strategic corporate office and industrial properties net leased to large, well known companies. The Company believes that operating a national portfolio of real estate reduces the risk of exposure to economic downturns in any one market. As of March 19, 1999, TriNet's portfolio, including joint venture properties, consisted of 145 properties, which comprise more than 19.5 million rentable square feet in 25 states. During 1998, TriNet invested approximately $254.6 million to acquire 17 properties, $112.2 million in real estate joint ventures consisting of 20 properties, and $27.7 million to originate a convertible mortgage.

     Also in 1998, TriNet initiated a strategy of disposing of selected properties with the intention of using the proceeds to reduce debt and to fund future acquisitions. TriNet believes that by selling selected properties and reducing its leverage it will be in a position to fund future acquisition opportunities as they arise. From January 1, 1998, through March 19, 1999, TriNet sold eleven properties for net proceeds of approximately $61.8 million ($48.2 million through December 31, 1998). During the second half of 1998, TriNet moderated the volume of its acquisitions activities, downsized one acquisitions office and one asset management office and reduced its acquisitions staff by seven employees (approximately 47%) as part of this strategy. The Company also reduced staff by 8.6% in other departments and implemented other cost-cutting measures.

RESULTS OF OPERATIONS

  COMPARISON OF YEAR ENDED DECEMBER 31, 1998, TO YEAR ENDED DECEMBER 31, 1997

     Rent Revenues

     For the year ended December 31, 1998, rent revenues increased $46.3 million or 43.3%, to $153.2 million from $106.9 million for the same period in 1997. Of this increase, $20.4 million and $26.9 million was generated by the properties acquired in 1998 and 1997, respectively. The difference is attributable to properties owned at January 1, 1997, which contributed $132,000 to revenues offset by a $1.1 million decrease related to the three properties sold in 1997, the nine properties sold in 1998 and the one property held for sale at December 31, 1998. On a cash basis, "same store" rents increased 1.6% or $1.2 million.

     Joint Venture Income

     Joint venture income increased $1.5 million to $2.3 million in 1998, compared to $812,000 for 1997. Of this increase, approximately $160,000 is attributable to an increase in revenues from the Sunnyvale joint venture formed in June 1996. The remaining $1.3 million increase is attributable to the Company's share of income allocated from the Poydras, CTC I, CTC II, Sierra and Milpitas joint ventures formed during 1998 (see "Notes to Consolidated Financial
Statements: Investments in and advances to unconsolidated joint ventures"). In addition to joint venture revenues, the Company earned interest income from certain joint ventures and earned advisory and credit arrangement fees for services provided to certain joint ventures (see "Interest Income" and "Other Income" below).

     Property Management Fees

     Property management fees increased by $906,000 for the year ended December 31, 1998, to $1.6 million from $707,000 for the same period in 1997. This increase was primarily due to TriNet Property Management, Inc., a subsidiary of TriNet, opening on-site property management offices at several of the Company's properties during 1997 and 1998. In prior year reports, management fees were presented as an offset to property operating costs and have been reclassified to conform to the current year presentation.

     Interest Income

     Interest income increased by $2.6 million from $550,000 in 1997, to $3.2 million in 1998. Of this increase, approximately $1.2 million is attributable to interest on a $14.9 million subordinated loan to the Poydras joint venture originated on June 19, 1998, and a $46.7 million bridge loan to Poydras outstanding from May 29, 1998, through June 19, 1998. The subordinated loan bears interest at 11% annually and matures on June 21, 2001. The proceeds were used by the joint venture in combination with third party financing and equity contributions to finance properties totalling $114.3 million. The remaining increase of $1.4 million is attributable to a $28.7 million subordinated loan issued by the CTC II joint venture. The loan was made in August 1998 to partially finance the acquisition of five operating properties with a total purchase price of $50.4 million. The loan bears interest at 12% annually, a portion of which is payable currently, and a portion of which accrues and is added to the loan balance. This loan matures on August 14, 2003. At December 31, 1998, the loan had an outstanding balance of $30.1 million, which includes $1.4 million of accrued interest.

     Other Income

     Other income increased by $2.2 million from $361,000 in 1997 to $2.6 million in 1998. This increase was partially due to an increase in the Company's advisory fees from services provided in connection with the formation of certain joint ventures and one build-to-suit property. The Poydras, Milpitas , and CTC I joint ventures and the Nokia build-to-suit resulted in advisory fees of $571,000, $683,000, $142,000 and $43,000, respectively, in 1998. Additionally in
1998, the Company received approximately $362,000 in lease termination and restructuring fees, $402,000 in credit arrangement fees from certain joint ventures, $138,000 in dividends on corporate securities, and $218,000 of net proceeds for the assignment of a purchase option on a build-to-suit property.

     Property Operating Costs

     For the year ended December 31, 1998, property operating costs increased to $7.5 million from $3.8 million for the same period of 1997. The increase in property operating costs is due to the costs associated with the growth in the Company's real estate portfolio in 1998, including the acquisition of certain properties for which the Company is contractually liable for operating expenses.

     General and Administrative

     For the year ended December 31, 1998, general and administrative expenses increased to $12.7 million compared to $6.6 million for the same period in 1997. This increase is primarily a result of increased personnel and related overhead from the Company's continued growth. As a percentage of weighted average real estate at cost, including joint venture investments, general and administrative expenses were 0.86% for the year ended December 31, 1998, compared to 0.66% for the same period in 1997.

     Interest Expense

     Interest expense increased by $14.7 million to $40.5 million for the year ended December 31, 1998, from $25.8 million for the same period of 1997. This increase reflects $3.3 million of capitalized interest in 1998 and a decrease of loan costs amortization of $295,000 from the 1997 amount of $2.5 million. The net increase (net of capitalized interest and additional amortization) is primarily due to a greater weighted average debt balance of $581.2 million for the year ended December 31, 1998, compared to $319.1 million for the same period of 1997. The increase in the debt balance is primarily attributable to the issuance of the Dealer remarketable securities (the "Drs.") (See "Notes to Consolidated Financial Statements: Debt") in February 1998 and a higher average balance outstanding on the Company's $350 million Acquisitions Facility (defined hereafter). Cash interest paid in 1998, 1997, and 1996 was $38.4 million, $19.9 million and $19.9 million, respectively. The Company's weighted average interest rates for the years ended December 31, 1998, 1997 and 1996 were 7.05%, 7.18% and 7.27%, respectively. Interest expensed incurred, capitalized interest and amortization of loan costs for the years ended December 31, 1998, 1997, and 1996 were as follows:

                                                 1998       1997       1996
                                                -------    -------    -------
Interest incurred.............................  $41,609    $23,332    $20,768
Capitalized interest..........................   (3,292)        --         --
Amortization of loan costs:
  Loan origination costs and loan discounts...    1,238      1,528      1,870
  Interest rate protection agreements.........      980        985        985
                                                -------    -------    -------
                                                $40,535    $25,845    $23,623
                                                =======    =======    =======

     Depreciation and Amortization

     Depreciation and amortization increased by 41.7% for the year ended December 31, 1998, when compared to 1997, a result of the Company's larger asset base. This increase was partially offset by the sale of properties subsequent to January 1, 1997.

     Special Charge

     During the third quarter of 1998, TriNet recognized a one-time charge of approximately $3.0 million in connection with the expected reduction of its acquisition activity, and accordingly, the Company recorded a liability for the estimated costs resulting from this change. The costs associated with this charge relate to severance and related compensation, office closures, and abandonment of acquisitions. The details of the original charge recorded in the third quarter of 1998 and the remaining liability of $1.8 million at December 31, 1998, are presented below (in thousands):

                                                     SEPTEMBER 30    DECEMBER 31
                                                     ------------    -----------
Severance costs and related compensation...........     $1,876         $1,575
Lease termination fees.............................        209             --
Abandoned pursuit costs............................        561             --
Other restructuring costs..........................        344            239
                                                        ------         ------
                                                        $2,990         $1,814
                                                        ======         ======

     Of the $1.6 million of severance costs and related compensation remaining at December 31, 1998, $1.1 million represents a non-cash charge in connection with the extension of the exercise date for certain former employees' stock options.

     Provision for Asset Held for Sale

     In January 1999, TriNet sold a vacant building located in Metairie, Louisiana, for its December 31, 1998 carrying value of $3.5 million, which was net of a $5.7 million provision for asset held for sale recognized in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires assets to be disposed of to be recorded at the lower of their carrying value or fair value less costs to sell. The building was part of a portfolio of five retail stores known as the Louisiana Retail Portfolio.

     Loss on Sale of Real Estate

     TriNet disposed of nine properties in 1998, resulting in a net loss of $1.4 million as follows (in thousands):

       PORTFOLIO/PROPERTY         DATE OF SALE     NET PROCEEDS    BOOK VALUE    GAIN/(LOSS)
       ------------------         -------------    ------------    ----------    -----------
GATX Logistics..................  Mar. 27, 1998      $12,299        $11,184        $ 1,115
  4472 Steelway Blvd
  4580 Steelway Blvd
Artline, Inc....................  Dec. 18, 1998        4,128          2,432          1,696
  600 North Kilbourn Avenue
Louisiana Retail Portfolio......  Dec. 22, 1998       20,748         21,231           (483)
  2424 Manhattan Boulevard
  4500 Tchoupitoulas Street
  2701 Airline Drive
Louisiana Retail Portfolio......  Dec. 23, 1998          487          3,324         (2,837)
  8000 Greenwell Springs Road
SPX Corporation.................  Dec. 29, 1998       10,560         11,487           (927)
  100 Terrace Plaza
  700 Terrace Point Drive
                                                     -------        -------        -------
          Total................................      $48,222        $49,658        $(1,436)
                                                     =======        =======        =======

     The December sales were part of the Company's strategy to dispose of selected properties and use the proceeds to reduce debt levels and fund future acquisitions (see "Overview").

     Minority Interest

     Minority interest of $128,000 for the year ended 1998 represents the limited partners' share of net income from Trinet Property Partners, L.P. ("TriNet Property Partners"), a partnership formed in December 1997. TriNet has a 96.5% interest in TriNet Property Partners and is the sole general partner. TriNet Property Partners purchased nine office/R&D properties in December 1997 and five additional office/R&D properties in the first six months of 1998 from a group of private partnerships.

     Extraordinary Charge

     In connection with the refinancing of the $200 million Acquisitions Facility (defined hereafter) on June 1, 1998, the Company recognized a $1.3 million extraordinary charge for unamortized loan costs related to the $200 million Acquisitions Facility (defined hereafter).

     Preferred Dividend Requirement

     For the year ended December 31, 1998, the dividends paid to the Company's preferred stockholders were $15.7 million compared to $9.5 million in 1997. This increase was due to a full year of dividend recognition related to the preferred stock issued in October 1997 (see "Liquidity and Capital Resources").

     Earnings Available to Common Shares

     Earnings available to common shares for the year ended December 31, 1998, were $46.9 million, a 4.7% increase over the 1997 amount of $44.8 million. Increases in net earnings for 1998 resulting from growth in the Company's portfolio were offset by a one-time special charge of $3.0 million, a provision for loss on asset held for sale of $5.7 million, a loss on dispositions of real estate of $1.4 million and an extraordinary charge of $1.3 million from the early extinguishment of debt related to the $200 million Acquisitions Facility.

  COMPARISON OF YEAR ENDED DECEMBER 31, 1997, TO YEAR ENDED DECEMBER 31, 1996:

     Rent Revenues

     For the year ended December 31, 1997, rent revenues increased $31.6 million, or 42%, to $106.9 million, from $75.3 million for the same period in 1996. This significant increase was the result of the Company's acquisitions during 1997 and 1996. The 1997 acquired properties contributed $22.4 million to rent revenues during 1997. The remaining net increase of $9.2 million was primarily due to rents received for a full year of operations on the properties acquired during 1996, offset by a decrease of approximately $5.7 million due to the properties sold since January 1, 1996. On a cash basis, "same store" rents increased 2.6% or $1.3 million.

     Joint Venture Income

     The Company's joint venture investment in the Sunnyvale Partnership contributed $812,000 to revenues in 1997, compared to $455,000 for 1996. This increase reflects a full year of operations from the Sunnyvale Partnership as the Company made its initial investment on June 26, 1996.

     Property Management Fees

     TriNet Property Management, Inc., a subsidiary of the Company, realized increased management fee income as a result of opening on-site property management offices at two of the Company's properties. One such office was opened at the RiverEdge property in Atlanta, Georgia, in July 1997, and the other was opened at the Microsoft property in Irving, Texas, in September 1997. In prior year reports, management fees were presented as an offset to property operating costs and have been reclassified to conform to the current year presentation.

     Management fees for the year ended December 31, 1997, were $707,000 reflecting a 190% increase from the same period of 1996. This increase was primarily the result of opening the new on-site property management offices and replacing some third party fee managers on other existing properties.

     Interest Income

     Interest income was $550,000 in 1997 compared to $620,000 in 1996. This decrease was due to lower weighted average cash balances in 1997 compared to 1996.

     Other income

     Other income, which includes advisory fees and structuring fees, decreased by 27% to $361,000 for the year ended December 31, 1997, compared to $497,000 for the year ended December 31, 1996. Other income in 1996 was comprised of one-time revenue items such as a fee from the sale of the 34 retail stores leased to REX Stores Corporation and a settlement structuring fee from the settlement with MacFrugal's, a tenant, arising from the destruction of its premises by fire in 1996 and termination of its lease. The absence of these non-recurring fees in 1997 was offset by recognition of approximately $319,000 of income from the Company's advisory services provided in connection with certain build-to-suit acquisitions.

     Property Operating Costs

     Property operating costs were $3.8 million for the year ended December 31, 1997, compared to $3.0 million for the same period of 1996. The 30% increase is attributable to the continued growth in the

Company's portfolio resulting in higher operating costs and compares favorably to the 42% increase in rent revenue.

     General and Administrative Costs

     General and administrative expenses were $6.6 million for the year ended December 31, 1997, compared to $5.4 million for 1996. This 23% increase is attributable to increased personnel and related overhead as a result of the Company's growth.

     Interest Expense

     Interest expense for the year ended December 31, 1997, was $25.8 million compared to $23.6 million for 1996. Included in these numbers is amortization of interest rate protection agreements and loan origination costs of $2.5 million and $2.9 million for the years ended December 31, 1997 and 1996, respectively. Thus, the overall increase of $2.2 million is a combination of a $2.6 million increase in interest expense offset by a $400,000 decrease in the amortization of financing costs.

     The 12% increase in interest expense (excluding amortization of financing costs) from 1996 to 1997 was principally due to a larger weighted average debt balance of $319.1 million for 1997 versus $279.5 million for 1996. This increase resulted from the issuance of the 2017 Notes in July 1997, offset by a $9.1 million reduction in the average outstanding balance on the $200 million Acquisitions Facility. Counteracting the larger weighted average debt balance was a lower weighted average interest rate on borrowings which fell from 7.27% in 1996 to 7.18% in 1997, a nine basis point decrease.

     Depreciation and Amortization

     Depreciation and amortization for the year ended December 31, 1997, increased $6.3 million, or 46%, over that of 1996 as a result of the Company's larger asset base. This increase was partially offset by the sale of properties subsequent to January 1, 1996.

     Gain on Sale of Real Estate and Extraordinary Gain on Expropriation

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

     Preferred Dividend Requirement

     For the year ended December 31, 1997, the dividends paid to the Company's preferred stockholders were $9.5 million compared to $3.6 million in 1996. This increase was due to the completion of a preferred stock offering in October 1997 together with a full year of dividend recognition related to the preferred stock issued in 1996.

     Earnings Available to Common Shares

     Earnings available to common shares for the year ended December 31, 1997, were $44.8 million, a 55% increase over the 1996 amount of $29.0 million. This increase resulted from the continued growth in the Company's portfolio.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by $36.3 million, or 51%, to $107.5 million for the year ended December 31, 1998, when compared to 1997. The increase was primarily due to increased revenues resulting from the growth in the Company's portfolio.

     Net cash used in investing activities was $337.0 million for the year ended December 31, 1998. These funds were expended primarily to acquire properties and interests in joint ventures. The following table quantifies the Company's capital expenditures (in thousands) for the indicated years ended December 31:

                                               1998        1997        1996
                                             --------    --------    --------
Real estate acquisitions...................  $233,863    $453,572    $222,412
Issuance of convertible mortgage...........    27,725          --          --
Net investments in and advances to
  unconsolidated joint ventures............   112,220         176       6,550
Investments in corporate securities........     6,995          --          --
Improvements and other capital
  expenditures.............................     3,499         417         379
Corporate furniture, fixtures and
  equipment................................       915         295         303
                                             --------    --------    --------
                                             $385,217    $454,460    $229,644
                                             ========    ========    ========

     Offsetting these expenditures in 1998 were net proceeds from dispositions of real estate assets totalling $48.2 million, which were used to pay down the Company's $350 million Acquisitions Facility (defined below). Net investments in and advances to unconsolidated joint ventures of $112.2 million consist of TriNet's equity investments and loans to the joint ventures formed in 1998. The costs of operating buildings purchased in 1998 by the Poydras, Milpitas and CTCII joint ventures aggregated $301.2 million. Additionally, land held or under development in the CTC I and Sierra joint ventures had a purchase price totalling $66.9 million. Third party debt related to these investments was approximately $243.1 million at December 31, 1998.

     Net cash provided by financing activities for the year ended December 31, 1998, was $248.5 million, primarily as a result of the proceeds from the January 1998, March 1998 and April 1998 Offerings, the issuance of the Drs. notes and additional net borrowings on both of the Company's revolving credit facilities of $70.6 million. Net proceeds after issuance costs from the January 1998, March 1998 and April 1998 Offerings aggregated approximately $140.8 million and were used to pay down the balance on the $200 million Acquisitions Facility. Net proceeds after issuance costs from the Drs. notes were approximately $123.7 million, of which $120.6 million was used to pay down the balance on the $200 million Acquisitions Facility. Net cash provided by financing activities was offset by common dividends paid of $60.6 million and preferred dividends paid of $15.7 million for the year ended December 31, 1998.

     On June 1, 1998, the Company completed an agreement with a group of 15 banks led by Morgan Guaranty Trust Company of New York to provide the Company with a $350 million unsecured revolving credit facility (the "$350 million Acquisitions Facility" or the "Facility"). This Facility replaced the Company's existing $200 million unsecured revolving credit facility (the '$200 million Acquisitions Facility"). The $350 million Acquisitions Facility matures on May 31, 2001, and has an automatic one-year extension option. The Company can extend the facility for a second one-year term and increase the Facility size up to $500 million with approval of the bank group. Borrowing rates under the Facility are based on the Company's credit ratings. The Company obtained a reduction of
17.5 basis points on its LIBOR-based borrowings from LIBOR plus 0.925% under the $200 million Acquisitions Facility to LIBOR plus 0.75% under the $300 million Acquisitions Facility. Additionally, the annual fee for the $350 million Acquisitions Facility was reduced from 0.175% to 0.15%. The new Facility also has a $225 million competitive bid feature, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the Facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The Facility requires interest-only payments until maturity, at which time outstanding borrowings are due and payable. In connection with this transaction, $1.3 million of unamortized debt issuance costs relating to the $200 million Facility were recognized as an extraordinary charge for the year ended December 31, 1998. At March 19, 1999, the Facility had and outstanding balance of $181.1 million.

     Outstanding debt as of December 31, 1998, consisted of mortgage notes totalling $84.7 million, unsecured notes of $375.0 million and an outstanding balance on the $350 million Acquisitions Facility of $188.9 million.

There are $870,000 of scheduled principal amortization payments in 1999 related to the mortgage loans. As of December 31, 1998, the available amount of credit under the Facility was $161.1 million.

     Future maturities of outstanding long-term debt and amortization of mortgages are as follows (in thousands):

1999..............................................  $    870
2000..............................................     4,683
2001..............................................   100,854
2002..............................................    15,135
2003..............................................       568
Thereafter........................................   337,629
                                                    --------
                                                    $459,739
                                                    ========

     TriNet considers its liquidity and ability to generate cash from operations and financings to be adequate and expects them to continue to be adequate to meet the Company's acquisition, development, operating, debt service and shareholder distribution requirements.

     In October 1998, TriNet initiated a strategy of disposing of selected properties with the intention of using the proceeds to pay down approximately $100.0 million on its $350 million Acquisitions Facility. From the date the strategy was announced through March 19, 1999, the Company sold nine properties and generated net proceeds of $49.5 million, which were used to pay down the balance on the $350 million Acquisitions Facility.

     On January 8, 1998, the Company completed a follow-on equity offering of 2,405,000 shares of common stock at a price of $37.00 per share. Proceeds from the January 1998 Offering, net of issuance costs, were approximately $87.6 million and were used to pay down the balance on the $200 million Acquisitions Facility.

     On February 24, 1998, the Company sold to the public $125 million of 6.75% Drs. due March 1, 2013, at a price of 99.706% of the principal amount. Net proceeds after issuance costs from the Drs. were approximately $123.7 million, of which $120.6 million was used to pay down the balance on the $200 million Acquisitions Facility. Upon certain terms and conditions, the Drs. are subject to a mandatory tender on March 1, 2003, to either the Dealer or TriNet. If tendered to the Dealer, the Drs. must be remarketed by the Dealer. The Drs. are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured indebtedness. Subject to a prepayment provision, the Drs. are redeemable at any time, in whole or in part, at the option of the Company. Interest on the Drs. will be paid semi-annually in arrears on March 1 and September 1 of each year. In conjunction with this issuance, the Dealer paid the Company a premium in the amount of $3.3 million for the right to require the mandatory tender of all outstanding Drs. at March 1, 2003. Additionally, the Company paid $3.2 million in settlement of its interest rate hedge agreements in conjunction with this debt issuance. The premium paid by the Dealer and the hedge settlement are being amortized over the fifteen-year term of the Drs. The all-in effective interest rate, including issuance costs, the premium received from the Dealer and the cost associated with the settlement of the interest rate hedge agreements, is 6.86% over the initial five-year term of the Drs.

     On March 18, 1998, the Company completed a direct placement of 800,000 shares of common stock, priced at $37.50 per share. The $30.0 million of proceeds were used to pay down the balance on the $200 million Acquisitions Facility.

     On April 29, 1998, the Company completed a public offering of 701,754 shares of common stock, priced at $33.7547 per share, in an underwritten offering with Merrill Lynch & Co. Merrill Lynch deposited these common shares with the trustee of the Equity Investor Funds Cohen & Steers Realty Majors Portfolio, a unit investment trust. Net proceeds from the offering were approximately $23.7 million, before issuance costs, and were used to pay down the balance on the $200 million Acquisitions Facility and for working capital.

     The Company has on file with the Securities and Exchange Commission a Form S-3 Registration Statement, which is a universal shelf registration statement authorizing the issuance of debt securities, common stock, preferred stock or depository shares representing preferred stock of the Company with a remaining availability of $232.3 million after the April 1998 Offering. The Company has a second Form S-3 registration statement, which authorized the issuance of $250.0 million of debt securities and has a remaining availability of $150.4 million. The exact amount of debt, common stock, preferred stock and depository shares representing preferred stock issued will depend on acquisitions, asset sales, the Company's senior unsecured debt and preferred stock ratings and the general interest rate environment.

     In managing the Company's long-term liquidity, consideration is given to both the weighted average maturity of the Company's fixed-rate debt instruments and the ratio of total debt to total market capitalization, among other factors. As of December 31, 1998, the Company's weighted average fixed-rate debt maturity was 7.6 years (assuming the Drs. mandatory tender occurs in 2003), and the ratio of total debt to total market capitalization was 43%.

FUNDS FROM OPERATIONS

     The definition of Funds From Operations ("FFO") was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only real estate related assets), less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. The Company's FFO is not comparable to FFO reported by other real estate investment trusts ("REITs") that do not define FFO using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company believes that to facilitate a clear understanding of the historical operating results of the Company, FFO should be examined in conjunction with income as presented in the Consolidated Statements of Operations. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or cash flows from operating activity (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The table below presents the calculations for FFO on a quarterly basis for the years ended December 31, 1998, 1997 and 1996:

                                                       FOR THE THREE MONTHS ENDED:
                                    -----------------------------------------------------------------
                                    DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,     TOTAL
                                    ------------    -------------    --------    ---------    -------
                                                             (IN THOUSANDS)
1998
Funds From Operations:
  Income before gain/loss and
     extraordinary items..........    $13,208          $15,532       $18,612      $17,927     $65,279
  Real estate depreciation........      7,368            7,239         6,603        6,418      27,628
  Joint venture depreciation......        767              585           503          204       2,059
  Special charge..................         --            2,990            --           --       2,990
  Provision for asset held for
     sale.........................      5,662               --            --           --       5,662
  Preferred dividend
     requirement..................     (3,920)          (3,919)       (3,920)      (3,919)    (15,678)
                                      -------          -------       -------      -------     -------
                                      $23,085          $22,427       $21,798      $20,630     $87,940
                                      =======          =======       =======      =======     =======
  Common dividends declared.......    $16,167          $15,918       $15,918      $15,463     $63,466
                                      =======          =======       =======      =======     =======
1997
Funds From Operations:
  Income before gain and
     extraordinary items..........    $15,938          $13,517       $13,349      $10,445     $53,249
  Real estate depreciation........      5,679            5,166         4,676        3,826      19,347
  Joint venture depreciation......        125              125           125          125         500
  Preferred dividend
     requirement..................     (3,764)          (1,919)       (1,920)      (1,919)     (9,522)
                                      -------          -------       -------      -------     -------
                                      $17,978          $16,889       $16,230      $12,477     $63,574
                                      =======          =======       =======      =======     =======
  Common dividends declared.......    $13,346          $13,131       $12,774      $12,773     $52,024
                                      =======          =======       =======      =======     =======
1996
Funds From Operations:
  Income before gain and
     extraordinary items..........    $ 2,500          $ 8,497       $ 7,148      $ 6,690     $24,835
  Real estate depreciation........      3,579            3,383         3,231        3,100      13,293
  Joint venture depreciation......        132              130             7           --         269
  Provision for portfolio
     repositioning................      6,800               --            --           --       6,800
  Preferred dividend
     requirement..................     (1,920)          (1,570)         (156)          --      (3,646)
                                      -------          -------       -------      -------     -------
                                      $11,091          $10,440       $10,230      $ 9,790     $41,551
                                      =======          =======       =======      =======     =======
  Common dividends declared.......    $ 8,799          $ 8,610       $ 8,586      $ 8,582     $34,577
                                      =======          =======       =======      =======     =======

     The Company's FFO payout ratio, which is expressed as annual dividends paid per share divided by annual FFO per share, has decreased over the past three years from 83.0% in 1996, to 77.4% in 1997, to 71.2% in 1998. By continuing to lower the payout ratio, the Company is able to retain more capital, which is the least expensive form of equity for new investments. FFO retained, which is FFO less dividends declared, has increased annually from $7.0 million in 1996, to $11.6 million in 1997, to $24.5 million for the year ended December 31, 1998.

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

     The Company's efforts to address its Year 2000 issues are focused in the following three areas: (i) reviewing and taking any necessary steps to attempt to correct the Company's computer information systems (i.e., software applications and hardware platforms), (ii) evaluating and making any necessary modifications to other computer systems that do not relate to information technology but include embedded technology at its properties, such as security, heating, ventilation and air conditioning, elevator, fire and safety systems, and (iii) communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect the Company.

     The Company currently expects to complete its Year 2000 compliance program before the end of 1999. While the Company anticipates that the program will be successful in all material respects, the Company intends to closely monitor its Year 2000 compliance and is developing the contingency plans described under "Risks Presented by Year 2000 Issues and the Company's Contingency Plan."

     The Company's State of Readiness

     Information Technology Systems. The Company has completed an inventory of all information technology systems and has contacted vendors to determine whether such systems are Year 2000 compliant. Based on manufacturers' representations, the Company has determined that its primary network operating system, Novell Netware 5, its newly acquired property management and accounting software and all of its desktop personal computers are Year 2000 compliant.

     Embedded Systems. The Company has reviewed all of its properties' operating leases to determine whether the tenant or the Company has the responsibility to address Year 2000 issues. For those properties with respect to which the Company is responsible for Year 2000 compliance, independent consultants have performed on-site inventories of the embedded systems (e.g., security, heating, ventilation and air conditioning, fire and elevator systems) and have contacted the various manufacturers to determine whether the embedded systems are Year 2000 compliant. Based on the inventory and responses from manufacturers to date, the Company has identified 24 embedded systems that are not Year 2000 compliant, and may need to be replaced or repaired. There are an additional 29 systems where further testing is necessary to determine compliance.

     For those 24 systems that have been identified as non-compliant, a program has been initiated to repair, replace and test. With respect to those properties for which the Company is not responsible for Year 2000 compliance, written notices have been sent to tenants informing them of their obligations under the leases. A program is in place to follow up with these tenants to ensure that they are taking action and meeting their responsibilities under their leases.

     Third Party Relationships. With respect to the Company's relationships with third parties (e.g., transfer agent, financial institutions, utility companies and landlords), the Company is concurrently requesting compliance certificates from all third parties that have an impact on the Company's operations, but no assurance can be given that such certifications will be received by the Company or that they will prove to be accurate. The Company is contacting those third parties that have not responded to the initial request to determine their readiness for Year 2000.

     Costs to Address the Company's Year 2000 Issues

     The Company has budgeted $250,000 in 1999 to address Year 2000 issues. As of December 31, 1998, the Company has paid $56,000 and accrued an additional $330,000 for Year 2000 costs incurred to date. The Company expects to fund the costs of addressing the Year 2000 issues from operating cash flows.

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

     Although the Company has concluded that many of its tenants are responsible for certain Year 2000 compliance costs, there is a possibility that certain tenants will not agree with such conclusions.

     Risks Presented by Year 2000 Issues and the Company's Contingency Plan

     At this time, the Company has not identified any specific business functions that are likely to suffer material disruption as a result of Year 2000-related events. Due to the unique and pervasive nature of the Year 2000 issue, it is not possible to anticipate each of the wide variety of Year 2000 events, particularly outside of the Company, that might arise in a worst case scenario which might have a material adverse impact on the Company's business, financial condition and results of operations.

     A reasonably likely worst case scenario might be the failure of an energy management system in a building. Such a failure could adversely affect the environmental conditions of the occupied space, thus creating discomfort and inconvenience to the tenants until the condition could be manually corrected. Persistence of this problem for a long period of time could result in an increase in operating costs for the building until the energy management system is restored to proper operations.

     In the event of an unforeseen failure of any energy management system due to a Year 2000 issue that cannot be readily cured, the Company's contingency plan includes the deployment of teams consisting of regional facility managers, building engineers and customer service personnel, which would manually override any such energy management system in a timely manner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below and related footnotes provide information about the Company's debt and derivative financial instruments that are sensitive to changes in interest rates, which include long-term debt, mortgages, the $350 million Acquisitions Facility and the interest rate swap agreement. For debt obligations, the table presents principal payments and the related weighted average interest rates. For the interest rate swap, the table presents notional amounts and the related weighted average variable and fixed interest rates. TriNet uses derivative financial instruments to manage well-defined interest rate risk or to minimize exposure to variable rate debt. The Company does not use derivative financial instruments for trading purposes. Based on the borrowing rates currently available to the Company for borrowings with similar terms and maturities, the fair value of the Company's debt instruments approximates their carrying value at December 31, 1998. The fair value of the Company's derivatives, which includes the swap and two interest rate cap agreements, had a combined fair value totalling a negative $1.3 million at December 31, 1998. The Company's interest rate cap agreements, which are effective through December 1, 2004, have a combined notional amount of $110.0 million, a strike price of 7.75%, and a floating index equal to the one-month LIBOR rate. The swap, together with the cap agreements, effectively fixes the interest rate on LIBOR borrowings up to $75.0 million at 5.58% plus the applicable margin through December 1, 2004.

                                     EXPECTED MATURITY/ PRINCIPAL REPAYMENT SCHEDULE AT DECEMBER 31,
                               ----------------------------------------------------------------------------
                               1999      2000       2001       2002        2003      THEREAFTER     TOTAL
                               -----    ------    --------    -------    --------    ----------    --------
                                                      (DOLLAR AMOUNTS IN THOUSANDS)
LIABILITIES
Long-term unsecured debt:
  Fixed Rate(4)..............  $  --    $   --    $100,000    $    --    $     --     $275,000     $375,000
  Average nominal interest
    rate(1)..................   7.23%     7.23%       7.23%      7.22%       7.22%        7.22%
Mortgages Payable:
  Fixed Rate.................  $ 870    $4,683    $    854    $15,135    $    568     $  7,616     $ 29,726
  Average nominal interest
    rate(1)..................   8.51%     8.51%       8.48%      8.20%       8.03%        8.09%
  Variable Rate..............  $  --    $   --    $     --    $    --    $     --     $ 55,013     $ 55,013
  Average nominal interest
    rate(1)..................   6.19%     6.19%       6.19%      6.19%       6.19%        6.19%
Unsecured $350 million
  Acquisitions Facility(2):
  Variable Rate..............  $  --    $   --    $     --    $    --    $188,900     $     --     $188,900
  Average nominal interest
    rate(1)..................   6.68%     6.68%       6.68%      6.68%       6.68%        6.68%
INTEREST RATE DERIVATIVES
Interest Rate Swap:
  Variable to Fixed(3).......  $  --    $   --    $     --    $    --    $     --     $     --     $     --
  Average variable rate......   5.59%     5.59%       5.59%      5.59%       5.59%        5.59%
  Fixed rate.................   5.58%     5.58%       5.58%      5.58%       5.58%        5.58%

---------------
(1) Reflects the weighted average nominal interest rate on the liabilities outstanding during each period, giving affect to principal payments and final maturities during each period, if any. The nominal interest rates for variable rate debt have been held constant based on the actual average rates for the year ended December 31, 1998.

(2) The $350 million Acquisitions Facility matures on May 31, 2001 and has an automatic one-year extension option. The Company can extend the Facility for a second one-year term and increase the Facility size up to $500 million with approval of the bank group.

(3) The interest rate swap has a notional amount of $75.0 million and pays TriNet the one-month LIBOR rate up to a maximum of 7.75% in exchange for a fixed rate of 5.58% through December 1, 2004

(4) Dealer remarketable securities of $125.0 million, due March 1, 2013, are subject to a mandatory tender on March 1, 2003, either to J.P. Morgan Securities, Inc. or TriNet (see "Notes to Consolidated Financial Statements:
    Debt").

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item 8 is included as a separate section of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 26, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 26, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 26, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 26, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

                                                                REFERENCE
                                                                ---------
  Report of Independent Accountants...........................     F-2
  Consolidated Balance Sheets as of December 31, 1998 and
    1997......................................................     F-3
  Consolidated Statements of Operations for the Years
  Ended December 31, 1998, 1997 and 1996......................     F-4
  Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended December 31, 1998, 1997 and 1996......     F-5
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1998, 1997 and 1996..........................     F-6
  Notes to Consolidated Financial Statements..................     F-7

     (a)(2) Financial Statement Schedules

  Report of Independent Accountants on Financial Statement
    Schedules.................................................    F-23
  Schedule III -- Real Estate and Accumulated Depreciation....    F-24
  Notes to Schedule III.......................................    F-35

     (a)(3) Exhibits

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
 3.1         Amended and Restated Articles of Incorporation.
             (Incorporated by reference to Exhibit 3.1(i) to the
             Registration Statement on Form S-11 of TriNet Corporate
             Realty Trust, Inc., Registration No. 33-59836.)
 3.2         Definitive Articles Supplementary Establishing and Fixing
             the Rights and Preferences of a Series of Shares of
             Preferred Stock (Series A Preferred Stock). (Incorporated by
             reference to Exhibit 1 of Form 8-A/A of TriNet Corporate
             Realty Trust, Inc., dated June 26, 1996, filed with the
             Securities and Exchange Commission on June 28, 1996.)
 3.3         Definitive Articles Supplementary Establishing and Fixing
             the Rights and Preferences of a Series of Shares of
             Preferred Stock (Series B Preferred Stock). (Incorporated by
             reference to Exhibit 1 of Form 8-A/A of TriNet Corporate
             Realty Trust, Inc., dated August 9, 1996, filed with the
             Securities and Exchange Commission on August 12, 1996.)
 3.4         Definitive Articles Supplementary Establishing and Fixing
             the Rights and Preferences of a Series of Shares of
             Preferred Stock (Series C Preferred Stock). (Incorporated by
             reference to Exhibit 1 of Form 8-A of TriNet Corporate
             Realty Trust, Inc., dated October 3, 1997, filed with the
             Securities and Exchange Commission on October 14, 1997.)
 3.5         Definitive Articles Supplementary Establishing and Fixing
             the Rights and Preferences of a Series of Shares of
             Preferred Stock (Series D Preferred Stock).
 3.6         Amended and Restated Bylaws. (Incorporated by reference to
             Exhibit 3.1(ii) to the Registration Statement on Form S-11
             of TriNet Corporate Realty Trust, Inc., Registration No.
             33-59836.)
 4.1         Definitive Indenture, dated as of May 22, 1996.
             (Incorporated by reference to Exhibit 4.2 to the Current
             Report on Form 8-K, dated June 14, 1996 of TriNet Corporate
             Realty Trust, Inc.)
 4.2         Definitive Supplemental Indenture No. 1, dated as of May 22,
             1996, relating to the 7.30% Notes due 2001 and the 7.95%
             Notes due 2006. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated June 14, 1996 of
             TriNet Corporate Realty Trust, Inc.)
 4.3         Definitive Supplemental Indenture No. 2, dated as of July
             14, 1997, relating to the 7.70% Notes due 2017.
             (Incorporated by reference to Exhibit 4.2 to the Current
             Report on Form 8-K, dated July 9, 1997 of TriNet Corporate
             Realty Trust, Inc.)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
 4.4         Remarketing Agreement, dated February 27, 1998, relating to the Drs. (Incorporated by reference to Exhibit 1.2 to the
             Current Report on Form 8-K, dated March 4, 1998 of TriNet
             Corporate Realty Trust, Inc.)
 4.5         Senior Debt Securities Indenture, dated as of February 27,
             1998 (Incorporated by reference to Exhibit 1.3 to the
             Current Report on Form 8-K, dated March 4, 1998 of TriNet
             Corporate Realty Trust, Inc.)
 4.6         Supplemental Indenture No. 1, dated as of February 27, 1998
             (Incorporated by reference to Exhibit 1.4 to the Current
             Report on Form 8-K, dated March 4, 1998 of TriNet Corporate
             Realty Trust, Inc.)
 4.7         TriNet Corporate Realty Trust, Inc. Amended and Restated
             1993 Stock Incentive Plan. (Incorporated by reference to
             Exhibit 10.24 to the Registration Statement on Form S-11, of
             TriNet Corporate Realty Trust, Inc., Registration No.
             33-59836.)
 4.8         TriNet Corporate Realty Trust, Inc. 1995 Stock Incentive
             Plan. (Incorporated by reference to Exhibit 4.1 to the
             Registration Statement on Form S-8, of TriNet Corporate
             Realty Trust Inc., Registration No. 33-02222.)
 4.9         TriNet Corporate Realty Trust, Inc. 1997 Stock Incentive
             Plan, including the description of Management Stock Purchase
             Program of TriNet Corporate Realty Trust, Inc. and the
             description of Dividend Equivalent Rights Program of TriNet
             Corporate Realty Trust, Inc. (Incorporated by reference to
             Exhibit 4.6 to the 1997 Annual Report on Form 10-K, dated
             March 30, 1998, of TriNet Corporate Realty Trust, Inc.)
 4.10        TriNet Corporate Realty Trust, Inc. 1993 -- 1994 Performance
             Based Management Incentive Plan. (Incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-11,
             of TriNet Corporate Realty Trust, Inc., Registration No.
             33-74284.)
 4.11        Rights Agreement, dated as of February 25, 1998 between
             TriNet Corporate Realty Trust, Inc. and Harris Trust and
             Savings Bank, as Rights Agent (incorporated by reference to
             Form 8-K filed with the Securities and Exchange Commission on March 13, 1998)
 4.12        Amendment No. 1 to Rights Agreement, dated as of November 9,
             1998 between TriNet Corporate Realty Trust, Inc. and First
             Chicago Trust Company of New York, as successor Rights
             Agent.
10.1         Loan Agreement dated December 6, 1994, by and among Nomura
             Asset Capital Corporation, Pacific Mutual Life Insurance
             Company and TriNet Essential Facilities XII, Inc.
             (Incorporated by reference to Exhibit 10.1 to the
             Registration Statement on Form S-3, of TriNet Corporate
             Realty Trust, Inc., Registration No. 33-87256.)
10.2         Interest Rate Protection Agreement dated May 21, 1993,
             between certain of the Company's subsidiaries and UBS
             Securities (Swaps), Inc. (Incorporated by reference to
             Exhibit 10.32 to the Registration Statement on Form S-11, of
             TriNet Corporate Realty Trust, Inc., Registration No.
             33-74284)
10.3         Interest Rate Protection Agreement dated December 6, 1994, between TriNet Essential Facilities XII, Inc. and Morgan
             Guaranty Trust Company of New York. (Incorporated by
             reference to Exhibit 4.6 to the 1997 Annual Report on Form
             10-K, dated March 30, 1998, of TriNet Corporate Realty
             Trust, Inc.)
10.4         Form of Noncompetition Agreement dated as of June 2, 1993, between the Company and certain of its executive officers.
             (Incorporated by reference to Exhibit 10.31 to the
             Registration Statement on Form S-11, of TriNet Corporate
             Realty Trust, Inc., Registration No. 33-59836.)
10.5         Form of Option Agreement between the Company and its
             executive officers. (Incorporated by reference to Exhibit
             10.32 to the Registration Statement on Form S-11, of TriNet
             Corporate Realty Trust, Inc., Registration No. 33-59836.)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.6         Form of Indemnification Agreement between the Company and
             the Independent Directors. (Incorporated by reference to
             Exhibit 10 to Form 10-Q of TriNet Corporate Realty Trust,
             Inc., dated August 12, 1993, Commission file No. 1-11918.)
10.7         Description of TriNet Corporate Realty Trust, Inc. Savings
             and Retirement Plan. (Incorporated by reference to Exhibit
             10.50 to the Registration Statement on Form S-11, of TriNet
             Corporate Realty Trust, Inc., Registration No. 33-74284.)
10.8         Form of Agreement Regarding Change of Control between the
             Company and certain of its executive officers dated as of
             June 17, 1998.
10.9         Amended and Restated Agreement of Limited Partnership
             between TriNet Corporate Realty Trust, Inc. and the
             O'Donnell Revocable Trust, the Donald S. Grant Revocable
             Trust and John W. Hopkins, dated June 26, 1996.
             (Incorporated by reference to Exhibit 10.1 of Form 8-K of
             TriNet Corporate Realty Trust, Inc., and dated July 3, 1996, filed with the Securities and Exchange Commission on July
             17, 1996 and as amended by Form 8-K/A of TriNet Corporate
             Realty Trust, Inc., dated July 3, 1996, filed with the
             Securities and Exchange Commission on August 7, 1996.)
10.10        Agreement of Limited Partnership of TriNet Property
             Partners, L.P. (Incorporated by reference to Exhibit 4.6 to the 1997 Annual Report on Form 10-K, dated March 30, 1998, of TriNet Corporate Realty Trust, Inc.)
10.11        Registration Rights Agreement between TriNet Corporate
             Realty Trust, Inc. and Ronald A. Davis, Joseph P. Keller,
             Dean M. Boylan, Stephen G. Mack and Lewis L. Whitman dated
             December 31, 1997. (Incorporated by reference to Exhibit 4.6 to the 1997 Annual Report on Form 10-K, dated March 30,
             1998, of TriNet Corporate Realty Trust, Inc.)
10.12        Third Amended and Restated Revolving Credit Agreement among
             TriNet Corporate Realty Trust, Inc., as borrower, the banks listed therein, Morgan Guaranty Trust Company of New York, as lead agent and arranger, and certain banks named as
             co-agents, dated as of June 1, 1998. (Incorporated by
             reference to Exhibit 10.1 of Form 8-K of TriNet Corporate
             Realty Trust, Inc., dated June 19, 1998.)
12.1         Computation of Ratio of Earnings to Fixed Charges
12.2         Computation of Ratio of Earnings to Combined Fixed Charges
             and Preferred Stock Dividends
21.1         Schedule of Subsidiaries of the Company (all of which are
             Maryland corporations, unless otherwise indicated) as of
             December 31, 1998:
             TriNet Essential Facilities I, Inc.
             TriNet Essential Facilities II, Inc.
             TriNet Essential Facilities III, Inc.
             TriNet Essential Facilities IV, Inc.
             TriNet Essential Facilities V, Inc.
             TriNet Essential Facilities VI, Inc.
             TriNet Essential Facilities VII, Inc.
             TriNet Essential Facilities VIIIR, Inc.
             TriNet Essential Facilities X, Inc.
             TriNet Essential Facilities XI, Inc.
             TriNet Essential Facilities XII, Inc.
             TriNet Essential Facilities XIV, Inc.
             TriNet Essential Facilities XV, Inc.
             TriNet Essential Facilities XVI, Inc.
             TriNet XVII Realty Trust, a Massachusetts business trust
             TriNet Essential Facilities XVIII, Inc.
             TriNet Essential Facilities XIX, Inc.
             TriNet Essential Facilities XX, Inc.
             TriNet Essential Facilities XXI, Inc.
             TriNet Essential Facilities XXII, Inc.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
             TriNet Essential Facilities XXIII, Inc.
             TriNet Essential Facilities XXIV, Inc.
             TriNet Essential Facilities XXV, Inc.
             TriNet Essential Facilities XXVI, Inc.
             TriNet Essential Facilities XXVII, Inc.
             TriNet Essential Facilities XXVIII, Inc.
             TriNet Essential Facilities XXIX, Inc.
             TriNet Essential Facilities XXX, Inc.
             TriNet Corporate Partners I, L.P., a Delaware limited
             partnership
             TriNet Corporate Partners II, L.P., a Delaware limited
             partnership
             TriNet Corporate Partners III, L.P., a Delaware limited
             partnership
             TriNet Property Management, Inc.
             TriNet Property Partners, L.P., a Delaware limited
             partnership
             TriNet Realty Capital, Inc.
             TriNet Realty Investors I, Inc.
             TriNet Realty Investors II, Inc.
             TriNet Realty Investors III, Inc.
             TriNet Realty Investors IV, Inc.
             TriNet Realty Investors V, Inc.
             TriNet Realty Ventures, Inc.
23.1         Consent of PricewaterhouseCoopers L.L.P.
27.1         Financial Data Schedule

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRINET CORPORATE REALTY TRUST, INC.

  Date: March 31, 1999                                                 /s/ ROBERT W. HOLMAN
                                                            ------------------------------------------
                                                                      Robert W. Holman, Jr.
                                                               Chairman and Chief Executive Officer
                                                                  (Principal Executive Officer)

  Date: March 31, 1999                                                /s/ ELISA F. DITOMMASO
                                                            ------------------------------------------
                                                                        Elisa F. DiTommaso
                                                             Senior Vice President, Finance and Chief
                                                                   Financial Officer (Principal
                                                                Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Date: March 31, 1999                                                 /s/ ROBERT W. HOLMAN
                                                            ------------------------------------------
                                                                      Robert W. Holman, Jr.
                                                               Chairman and Chief Executive Officer

  Date: March 31, 1999                                               /s/ WILLIS ANDERSEN, JR.
                                                            ------------------------------------------
                                                                       Willis Andersen, Jr.
                                                                             Director

  Date: March 31, 1999                                                 /s/ JOHN G. MCDONALD
                                                            ------------------------------------------
                                                                         John G. McDonald
                                                                             Director

  Date: March 31, 1999                                                 /s/ ROBERT S. MORRIS
                                                            ------------------------------------------
                                                                         Robert S. Morris
                                                                             Director

  Date: March 31, 1999                                                /s/ STEPHEN B. ORESMAN
                                                            ------------------------------------------
                                                                        Stephen B. Oresman
                                                                             Director

  Date: March 31, 1999                                                 /s/ GEORGE R. PUSKAR
                                                            ------------------------------------------
                                                                         George R. Puskar
                                                                             Director

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996..........................   F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1998, 1997 and 1996......   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
Report of Independent Accountants on Financial Statement
  Schedules.................................................  F-23
Schedule III -- Real Estate and Accumulated Depreciation....  F-24
Notes to Schedule III.......................................  F-35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of TriNet Corporate Realty Trust, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of TriNet Corporate Realty Trust, Inc., and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Francisco, California
January 22, 1999, except for
note 16, as to which the date is
March 12, 1999

                      TRINET CORPORATE REALTY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Real estate.................................................  $1,500,789    $1,163,454
  Less accumulated depreciation.............................     (71,950)      (52,650)
                                                              ----------    ----------
                                                               1,428,839     1,110,804
Cash and cash equivalents...................................      19,323           303
Restricted cash.............................................      17,768         5,043
Deferred rent receivable....................................      27,235        20,797
Loan costs, net.............................................      12,238        13,958
Other assets, net...........................................      21,164         4,999
                                                              ----------    ----------
                                                              $1,526,567    $1,155,904
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Debt......................................................  $  647,720    $  434,122
  Dividends payable.........................................      16,167        13,346
  Other liabilities.........................................      56,655        32,448
                                                              ----------    ----------
          Total liabilities.................................     720,542       479,916
                                                              ----------    ----------
Commitments and contingencies (Notes 3, 9, and 16)..........          --            --
Minority interest...........................................       2,565           765
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized:
     Series A: 2,000,000 shares issued and outstanding at
      December 31, 1998 and 1997 (aggregate liquidation
      preference $50,000)...................................          20            20
     Series B: 1,300,000 shares issued and outstanding at
      December 31, 1998 and 1997 (aggregate liquidation
      preference $32,500)...................................          13            13
     Series C: 4,000,000 shares issued and outstanding at
      December 31, 1998 and 1997 (aggregate liquidation
      preference $100,000)..................................          40            40
  Common stock, $.01 par value, 40,000,000 shares
     authorized:
     24,872,429 and 20,853,106 shares issued and outstanding
     at December 31, 1998 and 1997, respectively............         249           209
  Paid-in-capital...........................................     855,568       710,798
  Accumulated deficit.......................................     (52,430)      (35,857)
                                                              ----------    ----------
          Total stockholders' equity........................     803,460       675,223
                                                              ----------    ----------
                                                              $1,526,567    $1,155,904
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
Revenues:
  Rent......................................................  $153,155    $106,862    $75,252
  Joint venture income......................................     2,299         812        455
  Property management fees..................................     1,613         707        244
  Interest income...........................................     3,176         550        620
  Other income..............................................     2,572         361        497
                                                              --------    --------    -------
          Total revenues....................................   162,815     109,292     77,068
Expenses:
  Property operating costs..................................     7,466       3,828      2,955
  General and administrative................................    12,720       6,589      5,352
  Interest..................................................    40,535      25,845     23,623
  Depreciation and amortization.............................    28,035      19,781     13,503
  Provision for portfolio repositioning.....................        --          --      6,800
  Special charge............................................     2,990          --         --
                                                              --------    --------    -------
  Income before minority interest, gain/(loss) on sales of
     real estate and extraordinary items....................    71,069      53,249     24,835
  Minority interest.........................................      (128)         --         --
  Provision for asset held for sale.........................    (5,662)         --         --
  (Loss)/gain on sales of real estate.......................    (1,436)        985      6,807
                                                              --------    --------    -------
  Income before extraordinary items.........................    63,843      54,234     31,642
  Extraordinary charge from early extinguishment of debt....    (1,272)         --     (2,191)
  Extraordinary gain from casualty loss.....................        --          --      3,178
  Extraordinary gain on expropriation.......................        --          98         --
                                                              --------    --------    -------
          Net income........................................    62,571      54,332     32,629
          Preferred dividend requirement....................   (15,678)     (9,522)    (3,646)
                                                              --------    --------    -------
          Earnings available to common shares...............  $ 46,893    $ 44,810    $28,983
                                                              ========    ========    =======
Earnings available per common share:
  Income available before extraordinary items...............  $   1.97    $   2.30    $  2.02
  Earnings available........................................  $   1.92    $   2.31    $  2.09
Earnings available per common share, assuming dilution:
  Income available before extraordinary items...............  $   1.96    $   2.27    $  2.01
  Earnings available........................................  $   1.91    $   2.28    $  2.08
Weighted average number of common shares outstanding:
  Basic.....................................................    24,387      19,435     13,864
  Diluted...................................................    24,504      19,626     13,956
Dividends declared per common share.........................  $   2.57    $   2.53    $  2.49

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                 PREFERRED STOCK    COMMON STOCK                                  TOTAL
                                 ---------------   ---------------   PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                 ISSUED   AMOUNT   ISSUED   AMOUNT   CAPITAL      DEFICIT        EQUITY
                                 ------   ------   ------   ------   --------   -----------   -------------
Balance, December 31, 1995.....     --     $--     13,842    $138    $312,904    $(23,702)      $289,340
  Issuance of preferred stock,
     net of issuance costs.....  3,300      33         --      --      78,733          --         78,766
  Exercise of common stock
     options...................     --      --        125       1       3,215          --          3,216
  Net income...................     --      --         --      --          --      32,629         32,629
  Common stock dividends
     declared..................     --      --         --      --          --     (34,577)       (34,577)
  Preferred stock dividends
     declared..................     --      --         --      --          --      (3,326)        (3,326)
                                 -----     ---     ------    ----    --------    --------       --------
Balance, December 31, 1996.....  3,300      33     13,967     139     394,852     (28,976)       366,048
  Issuance of preferred stock,
     net of issuance costs.....  4,000      40         --      --      96,534          --         96,574
  Issuance of common stock, net
     of issuance costs.........     --      --      6,818      68     217,348          --        217,416
  Exercise of common stock
     options...................     --      --         34       1         881          --            882
  Issuance of stock under
     management purchase
     plan......................     --      --         34       1       1,183          --          1,184
  Net income...................     --      --         --      --          --      54,332         54,332
  Common stock dividends
     declared..................     --      --         --      --          --     (52,024)       (52,024)
  Preferred stock dividends
     declared..................     --      --         --      --          --      (9,189)        (9,189)
                                 -----     ---     ------    ----    --------    --------       --------
Balance, December 31, 1997.....  7,300      73     20,853     209     710,798     (35,857)       675,223
  Issuance of common stock, net
     of issuance costs.........     --      --      3,906      39     140,762          --        140,801
  Issuance of common stock, in
     conjunction with real
     estate acquired...........     --      --         48      --       1,864          --          1,864
  Exercise of common stock
     options...................     --      --         13      --         346          --            346
  Issuance of stock under
     management purchase
     plan......................     --      --         52       1       1,798          --          1,799
  Net income...................     --      --         --      --          --      62,571         62,571
  Common stock dividends
     declared..................     --      --         --      --          --     (63,466)       (63,466)
  Preferred stock dividends
     declared..................     --      --         --      --          --     (15,678)       (15,678)
                                 -----     ---     ------    ----    --------    --------       --------
Balance, December 31, 1998.....  7,300     $73     24,872    $249    $855,568    $(52,430)      $803,460
                                 =====     ===     ======    ====    ========    ========       ========

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net income............................................  $  62,571    $  54,332    $  32,629
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary loss/(gain)..........................      1,272          (98)      (1,393)
     Minority interest..................................        128           --           --
     Depreciation and amortization......................     28,035       19,781       13,503
     Special charge, non-cash component.................      1,146           --           --
     Amortization of loan costs.........................      2,218        2,513        2,855
     Straight-line rent adjustments.....................     (8,490)      (6,529)      (4,824)
     Loss/(gain) on sales of real estate................      1,436         (985)      (6,807)
     Provision for portfolio repositioning..............         --           --        6,800
     Joint venture income...............................     (2,299)        (812)        (455)
     Distributions from operating joint venture.........      1,442        1,139          193
     Provision for asset held for sale..................      5,662           --           --
  Increase in other assets..............................     (8,661)      (2,852)        (402)
  Increase in other liabilities.........................     23,062        4,783        4,584
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....    107,522       71,272       46,683
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Real estate acquisitions..............................   (233,863)    (453,572)    (222,412)
  Origination of convertible mortgage...................    (27,725)          --           --
  Net proceeds from disposal of real estate.............     48,222        5,156       66,751
  Net investments in and advances to unconsolidated
     joint ventures.....................................   (112,220)         963       (6,357)
  Other capital expenditures and investments............    (11,409)        (712)        (682)
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........   (336,995)    (448,165)    (162,700)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Net borrowings on the acquisitions facilities.........     70,600       16,100       25,200
  Mortgage note principal payments......................       (612)          --     (112,737)
  Preferred dividends paid..............................    (15,678)      (9,189)      (3,326)
  Common dividends paid.................................    (60,645)     (47,477)     (34,360)
  Proceeds from issuance of common stock, net of
     offering costs.....................................    142,946      219,482        3,216
  Proceeds from issuance of preferred stock, net of
     offering costs.....................................         --       96,574       78,766
  Proceeds from senior unsecured debt offering..........    124,633       99,606      149,691
  Minority interest contributions, net of
     distributions......................................      1,672           --           --
  (Increase)/decrease in restricted cash................    (12,725)        (284)       7,483
  Debt issuance costs...................................     (1,698)      (2,600)      (2,308)
                                                          ---------    ---------    ---------
          Net cash provided by financing activities.....    248,493      372,212      111,625
                                                          ---------    ---------    ---------
Increase/(decrease) in cash and cash equivalents........     19,020       (4,681)      (4,392)
Cash and cash equivalents, at beginning of period.......        303        4,984        9,376
                                                          ---------    ---------    ---------
Cash and cash equivalents, at end of period.............  $  19,323    $     303    $   4,984
                                                          =========    =========    =========
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  In conjunction with real estate acquired:
     Assumption of existing mortgage notes..............  $  18,905    $  11,433    $      --
     Issuance of common shares..........................  $   1,864    $      --    $      --

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. COMPANY BACKGROUND:

  Business:

     TriNet Corporate Realty Trust, Inc., a Maryland Corporation, (the "Company" or "TriNet") is a real estate investment trust ("REIT") which acquires, owns and manages predominantly office and industrial properties leased to major corporations nationwide, including corporate headquarters and strategically located distribution facilities. As of December 31, 1998, TriNet's portfolio consisted of 146 properties located in 25 states, including 24 properties held in six joint venture partnerships.

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

  Cash and Cash Equivalents:

     Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less.

  Real Estate and Depreciation:

     Real estate is generally recorded at cost. Depreciation is computed using the straight-line method of cost recovery over estimated useful lives of 31.5 or 40 years for buildings and improvements and seven years for furniture and equipment.

     Real estate assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, real estate assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

  Investment in Unconsolidated Joint Ventures and Unconsolidated Subsidiaries:

     Investments in unconsolidated real estate joint ventures and unconsolidated subsidiaries that are not majority-owned and controlled by the Company are accounted for on the equity method.

                      TRINET CORPORATE REALTY TRUST, INC.

  Capitalized Interest:

     The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects including investments in joint ventures accounted for on the equity method.

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

  Accounting for Stock-based Compensation:

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans.

  Interest Rate Risk Management:

     The Company has entered into various interest rate protection agreements that, together with a swap agreement, fix the interest rate on the Company's London Interbank Offered Rate ("LIBOR") borrowings. The related cost of these agreements is amortized over their respective lives and such amortization is recorded as interest expense. In addition, the Company may enter into from time to time, off-balance sheet interest rate hedge agreements to mitigate the effect of interest rate changes that may occur from the date that the Company determines the need to enter into a future debt agreement and the date that the related debt is issued. Such interest rate hedge agreements, which are generally indexed to U.S. government treasury securities, pertain to probable fixed rate debt issuances for which the Company has identified the significant characteristics and expected terms. Any gains or losses realized upon settlement of qualifying hedge transactions are amortized over the lives of the related debt agreements. In the event that the Company decides not to issue such debt or at the time the instrument no longer qualifies as a hedge, the Company would recognize a gain or loss in current operations based on the eventual settlement proceeds received or paid. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counter-parties is not deemed to be significant.

  Market Concentration Risk:

     The Company owns and acquires properties nationally and believes that operating a national portfolio of real estate reduces the risk of exposure to economic downturns in any one market. Within the current national operating strategy, TriNet believes its properties are located in markets with growing employment, increasing real estate occupancy rates, and rising rents.

  Concentration of Credit Risk:

     The Company underwrites the credit of perspective tenants and may require them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's properties are

                      TRINET CORPORATE REALTY TRUST, INC.

geographically diverse and the tenants operate in a variety of industries, to the extent TriNet has a significant concentration of rent revenues from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company. As of December 31, 1998, the Company's five largest tenants collectively accounted for approximately 18% of the Company's annualized rent revenue. The Company's largest single tenant accounted for approximately 4% of the Company's annualized rent revenue.

  Recent Accounting Standards:

     On June 15, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities'("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company currently plans to adopt this pronouncement effective January 1, 2000, and will determine the impact of adoption prior to that date.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 is effective for fiscal years beginning after December 15, 1998, but earlier application is permitted. SOP 98-5 requires all costs of start-up activities, including organization costs, to be charged to operations as incurred. The initial application and effect of adopting SOP 98-5 is reported as the cumulative effect of a change in accounting principle and is recorded to net income in the period of change. Accordingly, the Company will charge unamortized start-up costs of approximately $1.8 million to net income effective January 1, 1999.

  Reclassifications:

     Certain prior year amounts have been reclassified in the consolidated financial statements and the related notes to conform to the 1998 presentation.

 3. REAL ESTATE:

     TriNet's investments in real estate, at cost, were as follows (in thousands):

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Buildings and improvements..........................  $1,119,425    $  945,458
Improved land.......................................     230,401       200,393
Real estate held for sale...........................       3,500        10,942
  Less accumulated depreciation.....................     (71,950)      (52,650)
                                                      ----------    ----------
                                                       1,281,376     1,104,143
Convertible mortgage................................      27,725            --
Investments in and advances to unconsolidated joint
  ventures..........................................     119,738         6,661
                                                      ----------    ----------
       Net real estate..............................  $1,428,839    $1,110,804
                                                      ==========    ==========

     During 1998, TriNet sold nine properties for net proceeds of $48.2 million, which resulted in a loss of $1.4 million (see "Management's Discussion and Analysis of Financial Condition and Results of Operations: Loss on Sale of Real Estate").

                      TRINET CORPORATE REALTY TRUST, INC.

  Investments in and Advances to Unconsolidated Joint Ventures:

     At December 31, 1998, TriNet had $119.7 million invested in six real estate joint ventures: TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), W9/TriNet Poydras, LLC ("Poydras"), Corporate Technology Associates LLC ("CTC I"), Sierra Land Ventures ("Sierra"), Corporate Technology Centre Associates II LLC ("CTC II"), and TriNet Milpitas Associates, LLC ("Milpitas"), for the purpose of operating, acquiring and, in some cases, developing properties. At December 31, 1998, the ventures comprised 24 operating properties totaling 2.4 million square feet, 19.4 acres of land under development and 42.16 acres of land held for development. The 24 operating properties owned at December 31, 1998 had a total purchase price of $331.8 million, of which $301.2 million was incurred in 1998. The purchase price of the land, either held or under development was approximately $66.9 million. Third party debt related to these investments totalled $243.1 million at December 31, 1998. On an aggregate book basis, the joint ventures had total assets of $429.3 million, total liabilities of $318.6 million, and net income of $4.0 million. TriNet accounts for these investments under the equity method, because TriNet's joint venture partners have certain participating rights which limit the Company's control. TriNet's investments in and advances to unconsolidated joint ventures, its percentage ownership interests and their respective revenues at December 31, 1998 are presented below (in thousands):

                                                                      ACCRUED                  JOINT
                                              EQUITY       NOTES      INTEREST     TOTAL      VENTURE   INTEREST    TOTAL
UNCONSOLIDATED JOINT VENTURE  OWNERSHIP %   INVESTMENT   RECEIVABLE    INCOME    INVESTMENT   INCOME     INCOME     INCOME
----------------------------  -----------   ----------   ----------   --------   ----------   -------   ---------   ------
Operating:
  Sunnyvale.................    44.7%        $ 6,191      $    --      $   --     $  6,191    $  972     $   --     $  972
  Poydras...................    50.0%         12,077       14,890         413       27,380       938      1,164      2,102
  CTC II....................    50.0%          2,101       28,733       1,366       32,200      (434)     1,366        932
  Milpitas..................    50.0%         28,184           --          --       28,184       801         --        801
Developments:
  Sierra....................    50.0%          7,144           --          --        7,144        16         --         16
  CTC I.....................    50.0%         18,639           --          --       18,639         6         --          6
                                             -------      -------      ------     --------    ------     ------     ------
         Total..............                 $74,336      $43,623      $1,779     $119,738    $2,299     $2,530     $4,829
                                             =======      =======      ======     ========    ======     ======     ======

     At December 31, 1998, TriNet was the guarantor for 25% of Poydras's $78.6 million third party debt and 50% of CTC I's $40.1 million construction loan. Additionally, under certain circumstances, the Company may have commitments to fund further development costs for CTC I, up to a maximum of $16.8 million. The Company has the right, however, to arrange financing secured by the development project to reduce this funding commitment.

     Currently, the limited partners of the Sunnyvale partnership have the option to convert their partnership interest into cash; however, the Company may elect to deliver 258,894 shares of the Company's common stock in lieu of cash. Additionally, commencing in March 2001 and February 2002, subject to acceleration under certain circumstances, partnership units held by certain partners of Poydras and Milpitas may be converted into 304,977 and 856,066 shares, respectively, of TriNet's common stock.

  Provision for Asset Held for Sale:

     In January 1999, TriNet sold a vacant building located in Metairie, Louisiana, for its December 31, 1998, carrying value of $3.5 million, which was net of a $5.7 million provision for asset held for sale recognized in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires assets to be disposed of to be recorded at the lower of their carrying amount or fair value less costs to sell.

                      TRINET CORPORATE REALTY TRUST, INC.

      4. RESTRICTED CASH:

     Under the terms of the 1994 Mortgage Loan, the Company is required to maintain restricted cash reserves for debt service and leasing cost obligations. At December 31, 1998 and 1997, the Company had $6.4 million and $5.0 million respectively, of restricted cash related to these obligations. The remaining balance of $11.3 million is comprised primarily of a $10.5 million cash deposit securing one tenant's obligation under its lease.

      5. INTEREST EXPENSE AND LOAN COSTS:

     During 1998, 1997 and 1996, interest expense was $40.5 million, $25.8 million and $23.6 million, respectively, which was net of capitalized interest of $3.3 million in 1998. Amortization of loan costs included in interest expense was $2.2 million, $2.5 million and $2.9 million for years ended December 31, 1998, 1997 and 1996, respectively.

     Cash interest paid during 1998, 1997 and 1996 was $38.4 million, $19.9 million and $19.9 million, respectively.

     The following table summarizes the costs and accumulated amortization associated with interest rate protection agreements and loan origination costs (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Loan origination costs...................................  $ 8,564    $10,866
Interest rate protection agreements......................    9,686      9,845
                                                           -------    -------
                                                            18,250     20,711
Accumulated amortization.................................   (6,012)    (6,753)
                                                           -------    -------
                                                           $12,238    $13,958
                                                           =======    =======

 6. OTHER ASSETS AND OTHER LIABILITIES:

     Accumulated amortization related to other assets aggregated approximately $877,000 and $864,000 at December 31, 1998 and 1997, respectively.

     Included in other assets at December 31, 1998, is an investment of $5.0 million consisting of 250,000 shares of the corporate stock of Fortress Investment Corp., a private real estate investment company. TriNet records this investment at cost and periodically reviews the asset for any permanent impairment in value. In management's opinion, at December 31, 1998, the cost of the investment in Fortress represented the fair value of the investment.

     Also included in other assets at December 31, 1998, is the Company's investment in and advances to TriNet Management Operating Company, Inc. ("TMOC") of approximately $2.0 million. TMOC was created for the purpose of investing in corporate securities of G. Accion, a Mexican real estate company, and is accounted for as an uncontrolled subsidiary. The Company, through its non-voting common stock ownership and advances to TMOC, will recognize 95% of the economic returns generated by TMOC. Because TriNet does not control the voting stock of TMOC, it accounts for its investment in TMOC on the equity method of accounting. TMOC is a taxable corporation and will pay taxes at the applicable corporate rates.

     Included in other liabilities is $8.8 million in interest payable, $11.1 million in security deposits, $9.7 million of unearned rent, $19.8 million of accounts payable and accrued liabilities and $7.3 million of deferred liabilities, which primarily relate to tenant improvements.

                      TRINET CORPORATE REALTY TRUST, INC.

 7. DEBT:

     Debt consist of the following (in thousands):

                                     BALANCE AS OF DECEMBER 31,
                                     --------------------------    INTEREST RATE AS OF     MATURITY
               LOAN                     1998            1997        DECEMBER 31, 1998        DATE
               ----                  ----------      ----------    -------------------    ----------
$350 million Acquisitions
  Facility.........................   $188,900        $     --        LIBOR + 0.750%      05/31/2001
$200 million Acquisitions
  Facility.........................         --         118,300        LIBOR + 0.925%              --
7.30% Notes due 2001...............    100,000         100,000                7.300%      05/15/2001
1994 Mortgage Loan.................     55,013          55,013        LIBOR + 1.000%      12/01/2004
7.95% Notes due 2006...............     50,000          50,000                7.950%      05/15/2006
7.70% Notes due 2017...............    100,000         100,000                7.700%      07/15/2017
6.75% Drs. due 2013(1).............    125,000              --                6.750%      03/01/2013
Other Mortgage Loans...............     29,726          11,433       6.00% - 11.375%         (2)
                                      --------        --------
                                       648,639         434,746
Less debt discount.................       (919)           (624)
                                      --------        --------
                                      $647,720        $434,122
                                      ========        ========

---------------
(1) Subject to mandatory tender on 3/1/2003. Initial coupon of 6.75% applies to first five-year term only.

(2) Other Mortgage Loans mature at various dates through year 2010.

     The 30-day LIBOR rate as of December 31, 1998, was 5.06%. The Company has entered into interest rate protection agreements which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

  Acquisitions Facilities:

     On June 1, 1998, the Company completed an agreement with a group of 15 banks led by Morgan Guaranty Trust Company of New York to provide the Company with a new $350 million unsecured revolving credit facility (the "$350 million Acquisitions Facility" or the "Facility"). This Facility replaced the Company's existing $200 million unsecured revolving credit facility (the "$200 million Acquisitions Facility"). The $350 million Acquisitions Facility matures on May 31, 2001 and has an automatic one-year extension option. The Company can extend the Facility for a second, one-year term and increase the Facility size up to $500 million with approval of the bank group. Borrowing rates under the Facility are based on the Company's credit ratings. The Company obtained a reduction of
17.5 basis points on its LIBOR-based borrowings from LIBOR plus 0.925% under the $200 million Acquisitions Facility to LIBOR plus 0.75% under the new Facility. Additionally, the annual Facility fee was reduced from 0.175% to 0.15%. The new Facility also has a $225 million competitive bid feature, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the Facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The Facility requires interest-only payments until maturity, at which time outstanding borrowings are due and payable. In connection with this transaction, $1.3 million of unamortized debt issuance costs relating to the $200 million Acquisitions Facility were recognized as an extraordinary charge.

  Long-Term Debt:

     On February 24, 1998, the Company sold to the public $125 million of 6.75% Dealer remarketable securities (the "Drs.") due March 1, 2013, at a price of 99.706% of the principal amount. Net proceeds after

                      TRINET CORPORATE REALTY TRUST, INC.

issuance costs from the Drs. were approximately $123.7 million, of which $120.6 million was used to pay down the balance on the $200 million Acquisitions Facility. Upon certain terms and conditions, the Drs. are subject to a mandatory tender on March 1, 2003, to either J.P. Morgan Securities, Inc. (the "Dealer") or TriNet. If tendered to the Dealer, the Drs. must be remarketed by the Dealer. The Drs. are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured indebtedness. Subject to a prepayment provision, the Drs. are redeemable at any time, in whole or in part, at the option of the Company. Interest on the Drs. will be paid semi-annually in arrears on March 1 and September 1 of each year. In conjunction with this issuance, the Dealer paid the Company a premium in the amount of $3.3 million for the right to require the mandatory tender of all outstanding Drs. at March 1, 2003. Additionally, the Company paid $3.2 million in settlement of its interest rate hedge agreements in conjunction with this debt issuance. The premium paid by the Dealer and the hedge agreements are being amortized over the fifteen year term of the Drs. The all-in effective interest rate, including issuance costs, the premium received from the Dealer and the cost associated with the settlement of the interest rate hedge agreements, is 6.86% over the initial five-year term of the Drs.

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

  Mortgage Loans:

     In December 1994, a subsidiary of the Company entered into a $110.0 million mortgage loan (the "1994 Mortgage Loan"). The 1994 Mortgage Loan currently bears interest at a variable rate equal to the 30-day LIBOR plus 1.00%, subject to the Interest Rate Swap discussed below. The 1994 Mortgage Loan requires monthly interest-only payments until maturity in December 2004 at which time outstanding principal is due and payable. The 1994 Mortgage Loan was assigned to a trust intended to qualify as a real estate mortgage investment conduit, and the trust issued commercial mortgage pass-through certificates in the aggregate amount of $110.0 million, collateralized by certain real estate assets.

     On July 1, 1996, the Company prepaid $35.0 million of the 1994 Mortgage Loan, which reduced the interest rate from LIBOR plus 1.25% to LIBOR plus 1.00%. This prepayment resulted in an extraordinary charge of approximately $1.2 million. On December 13, 1996, the Company prepaid approximately $20.0 million of the 1994 Mortgage Loan as a result of the settlement of a casualty loss that arose from a fire that destroyed a 1.2 million square foot warehouse/distribution property located in New Orleans, Louisiana. This prepayment resulted in an extraordinary charge of $1.0 million.

                      TRINET CORPORATE REALTY TRUST, INC.

     In conjunction with the acquisition of a portfolio of nine properties on December 31, 1997, and five properties in the first six months of 1998, TriNet's majority-owned consolidated partnership, TriNet Property Partners, assumed six mortgages from a group of private partnerships which total $16.2 million as of December 31, 1998. Additionally, TriNet assumed an outstanding mortgage with the acquisition of a property on June 18, 1998. The outstanding balance on this mortgage as of December 31, 1998, was $13.5 million. Together these mortgages make up the "Other Mortgage Loans." These loans require monthly principal and interest payments and are collateralized by certain real estate assets.

  Interest Rate Swap:

     Effective October 1, 1995, the Company entered into an interest rate swap agreement (the "Interest Rate Swap") with a financial institution. The Interest Rate Swap, together with certain existing interest rate cap agreements, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the Interest Rate Swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. Currently, it is expected that the contractual margin will range from 0.75% to 1.0%, which will provide for an all-in annual interest rate range from 6.33% to 6.58%. At December 31, 1998, the fair-value of the Company's interest rate swaps was a negative $1.3 million.

  Rates and Future Maturities:

     The weighted average effective interest rates were 7.05%, 7.18% and 7.27% for the years ended December 31, 1998, 1997 and 1996, respectively. Based on the borrowing rates currently available to the Company for borrowings with similar terms and maturities, the carrying value of the Company's mortgage notes payable approximates fair value.

     Future maturities of outstanding long-term debt and mortgages are as follows (in thousands):

1999..............................  $    870
2000..............................     4,683
2001..............................   100,854
2002..............................    15,135
2003..............................       568
Thereafter........................   337,629
                                    --------
                                    $459,739
                                    ========

 8. SPECIAL CHARGE:

     During the third quarter of 1998, TriNet recognized a one-time charge of approximately $3.0 million in connection with the expected reduction of its acquisition activity. This charge met the criteria set forth in Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Accordingly, the Company recorded a liability for the estimated costs resulting from this change. The third quarter charge was comprised of $1.9 million of severance costs and related compensation, $209,000 in lease termination fees, $561,000 of abandoned pursuit costs and $344,000 of other restructuring costs. At December 31, 1998, there was a $1.8 million remaining liability, which consisted of $1.6 million of severance and related compensation and $239,000 of other restructuring costs. Of the $1.6 million of severance and related compensation remaining, $1.1 million is a non-cash charge made in connection with the extension of the exercise date for certain former employees' stock options.

                      TRINET CORPORATE REALTY TRUST, INC.

 9. COMMITMENTS AND CONTINGENCIES:

     The Company is subject to option agreements with five existing tenants which could require the Company to fund tenant improvements on approximately 25,000 square feet and to construct up to 497,000 square feet of additional adjacent space on which the Company would receive additional rent under the terms of the option agreements.

     On November 3, 1998, TriNet entered into an agreement with TN-CP Venture One ("TN-CP"), a Texas joint venture between TriNet and Sierra Office Venture Three, Ltd. ("SOVT"), whereby TriNet is conditionally obligated to loan TN-CP up to $40.4 million. TN-CP was formed to provide a take-out commitment to SOVT to acquire Sierra III, a build-to-suit office building, located in Irving, Texas, which will be 100% occupied upon completion in January 2000. TriNet's obligation to make such a loan is conditioned upon TN-CP acquiring Sierra III from SOVT. TN-CP's obligation to purchase Sierra III from SOVT is conditioned upon satisfaction of certain requirements related to completion of the project the tenant's occupancy of the building. TriNet is the Managing Partner of TN-CP and has an option to acquire Sierra III from TN-CP, at its sole election, based upon a pre-determined formula.

     The company also has commitments relating to convertible partnership units (Note 13) and has partially guaranteed third party debt in connection with certain joint ventures (Note 3).

10. DIVIDENDS:

     As described in Note 2, the Company qualifies for federal income tax purposes as a REIT. The following summarizes the tax components of common dividends paid in 1998, 1997 and 1996:

                                                         DECEMBER 31,
                                                  ---------------------------
                                                  1998       1997       1996
                                                  -----      -----      -----
Per common share:
  Ordinary income...............................  $1.81      $1.82      $1.27
  Capital gain..................................     --       0.01       0.10
  Return of capital.............................   0.75       0.06       1.12
                                                  -----      -----      -----
          Total.................................  $2.56(1)   $1.89(2)   $2.49
                                                  =====      =====      =====

---------------
    (1) The fourth quarter common stock dividend of $0.65, which was payable on January 15, 1999, to shareholders of record on December 31, 1998, is treated as a 1999 dividend distribution for federal income tax reporting purposes and, accordingly, is not included in the above table.

    (2) The fourth quarter common stock dividend of $0.64, which was payable on January 2, 1998, to shareholders of record on December 17, 1997, is treated as a 1998 dividend distribution for federal income tax reporting purposes and, accordingly, is not included in the above table.

     100% of the dividends declared on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock for the years ended December 31, 1998, 1997 and 1996 represented ordinary income for income tax purposes.

11. STOCK OPTION PLANS AND EMPLOYEE BENEFITS:

     The Company established the 1993 Stock Incentive Plan (the "1993 Stock Plan") for the purpose of encouraging and enabling the Company's officers, employees and directors to acquire a proprietary interest in the Company. The 1993 Stock Plan provides for administration by the Compensation Committee (the "Committee") of the Board of Directors. A maximum of 500,000 common shares were reserved for issuance

                      TRINET CORPORATE REALTY TRUST, INC.

under the 1993 Stock Plan. The 1993 Stock Plan authorized (i) the grant of stock options that qualify as incentive stock options ("ISOs") under Section 422 of the Code, (ii) the grant of stock options that do not so qualify ("Non-qualified Options") and (iii) grants of shares contingent upon the attainment of performance goals or subject to other restrictions. Options granted under the 1993 Stock Plan vest ratably over four years for employees and after one year for non-employee directors.

     In addition, in connection with TriNet's initial offering, options were granted separately from the 1993 Stock Plan to executive officers to purchase an aggregate of 290,000 shares at the initial offering price of $24.25 per share. Options granted in connection with the initial offering vested ratably over three years.

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

     During 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Stock Plan"). The 1997 Stock Plan provides for the issuance of, or grant of options to purchase, up to 800,000 shares of Common Stock. Options under the 1997 Stock Plan may be ISOs or Non-qualified Options. No options have been granted to date under the 1997 plan.

     Also during 1997, the Company adopted the Dividend Equivalent Rights ("DER") Program as part of the Company's long-term incentive compensation plans. DERs are issued to employees and directors in conjunction with option grants to purchase Company stock and vest in equal annual installments over a period of four years for employees and one year for directors. DERs expire after five years or when the underlying stock option is exercised, forfeited or canceled. Payments on the DER units awarded will accrue and accumulate in amounts equal to the dividends declared and paid on the underlying options, and the actual payments on vested DERs will be made in annual installments on the vesting dates. DER units were issued in tandem with all options granted to directors and officers of the company in 1997 and 1998 (with the exception of two grants in December 1998 in the aggregate amount of 130,000 options).

     Changes during 1996, 1997 and 1998 in options outstanding for the combined plans were as follows:

                                                             NUMBER OF SHARES
                                                         -------------------------      AVERAGE
                                                                      NON-EMPLOYEE    OPTION PRICE
                                                         EMPLOYEES     DIRECTORS       PER SHARE
                                                         ---------    ------------    ------------
Options Outstanding, December 31, 1995.................    744,333       78,000          $27.33
  Granted, 1996........................................    260,000       30,000          $28.46
  Exercised, 1996......................................   (119,000)      (6,000)         $25.72
  Canceled, 1996.......................................    (63,500)          --          $28.73
                                                         ---------      -------
Options Outstanding, December 31, 1996.................    821,833      102,000          $27.81
  Granted, 1997........................................    189,000       20,000          $32.74
  Exercised, 1997......................................    (34,024)          --          $25.92
                                                         ---------      -------
Options Outstanding, December 31, 1997.................    976,809      122,000          $28.80
  Granted, 1998........................................    567,500       24,000          $32.89
  Exercised, 1998......................................         --      (12,000)         $28.88
  Canceled, 1998.......................................   (328,584)      (4,000)         $32.54
                                                         ---------      -------
Options Outstanding, December 31, 1998.................  1,215,725      130,000          $29.67
                                                         =========      =======

                      TRINET CORPORATE REALTY TRUST, INC.

     The following table summarizes information concerning currently outstanding and exercisable options:

                              OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
-------------------------------------------------------------------------------   ----------------------------------
                                                  WEIGHTED
                               SHARES             AVERAGE           WEIGHTED           NUMBER            WEIGHTED
                             OUTSTANDING         REMAINING          AVERAGE          EXERCISABLE         AVERAGE
  EXERCISE PRICE RANGE    DECEMBER 31, 1998   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 1998   EXERCISE PRICE
  --------------------    -----------------   ----------------   --------------   -----------------   --------------
$24.2500 - $25.8125.....        223,000             7.63            $25.1915            93,000           $24.3235
$27.7500 - $28.2500.....        247,181             6.91            $28.0060           152,000           $27.9441
$28.3750 - $30.2500.....         78,976             6.67            $29.5336            65,476           $29.7152
$30.6250................        212,858             2.96            $30.6250           178,333           $30.6250
$30.8750 - $32.0625.....        153,956             5.39            $30.9136           148,956           $30.8750
$32.5000................         16,000             3.43            $32.5000            16,000           $32.5000
$32.6250................        239,838             4.02            $32.6250           100,377           $32.6250
$34.8750................        421,500             4.39            $34.8750             8,333           $34.8750
$38.1250................          5,000             3.41            $38.1250             1,250           $38.1250
$38.7500................          4,000             4.00            $38.7500             4,000           $38.7500
                              ---------             ----            --------           -------           --------
                              1,602,309             5.18            $30.9185           767,725           $29.7030
                              =========             ====            ========           =======           ========

     At December 31, 1998, 44,570 common shares were available for future grant of options or awards under the 1993 stock plan, 182,518 common shares were available for future grant of options or awards under the 1995 Stock Plan, and 756,558 common shares were available for future grant of options or awards under the 1997 Stock Plan.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per common share would have been reduced by approximately $618,000, or $0.03 per common share, for the year ended December 31, 1998, by approximately $523,000, or $0.03 per common share, for the year ended December 31, 1997, and approximately $359,000, or $0.03 per common share, for the year ended December 31, 1996.

     The fair value of the options granted during 1998 is estimated as $2.88 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions, which are based on historical performance: dividend yield of 7.50%, volatility of 20%, risk-free interest rates of 4.59% to 5.50%, actual forfeitures, and an expected life of approximately five years. The fair value of the options granted during 1997 is estimated as $3.59 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions, which are based on historical performance: dividend yield of 7.24%, volatility of 20%, risk-free interest rates of 5.75% to 6.5%, actual forfeitures, and an expected life of approximately five years. The fair value of the options granted during 1996 is estimated as $3.04 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions, which are based on historical performance: dividend yield of 7.14%, volatility of 21%, risk-free interest rates of 5.18% to 5.77%, actual forfeitures, and an expected life of approximately five years.

     Effective January 1, 1994, the Company implemented the TriNet Corporate Realty Trust, Inc. Savings and Retirement Plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 10% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on

                      TRINET CORPORATE REALTY TRUST, INC.

the participant's behalf, up to 50% of the participant's annual contribution. The Company made contributions of approximately $183,000, $102,000 and $67,000 to the 401(k) Plan for the years ended December 31, 1998, 1997 and 1996, respectively.

12. OPERATING LEASES:

     The Company's properties are leased to tenants under net operating leases with initial term expiration dates ranging from 1999 to 2018. Future rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect at December 31, 1998, are approximately as follows (in thousands):

              YEAR                   AMOUNT
              ----                 ----------
1999.............................  $  146,201
2000.............................     142,907
2001.............................     131,497
2002.............................     114,859
2003.............................     103,334
Thereafter.......................     424,426
                                   ----------
                                   $1,063,224
                                   ==========

     No single tenant represented more than 4% of rent revenues received for the year ended December 31, 1998.

                      TRINET CORPORATE REALTY TRUST, INC.

13. EARNINGS PER SHARE:

     The following table presents the basic and diluted earnings per share calculations (dollars in thousands, except per share amounts):

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              1998          1997          1996
                                                           ----------    ----------    ----------
NUMERATOR
  Income before extraordinary items......................   $ 63,843      $54,234       $31,642
  Extraordinary items....................................     (1,272)          98           987
                                                            --------      -------       -------
  Net income.............................................     62,571       54,332        32,629
  Preferred dividend requirement.........................    (15,678)      (9,522)       (3,646)
                                                            --------      -------       -------
  Earnings available to common shares....................   $ 46,893      $44,810       $28,983
                                                            ========      =======       =======
DENOMINATOR
  Basic:
     Weighted average common shares outstanding..........     24,387       19,435        13,864
                                                            ========      =======       =======
  Diluted:
     Weighted average common shares outstanding..........     24,387       19,435        13,864
     Shares issuable from assumed conversion of common
       stock options.....................................        117          191            92
                                                            --------      -------       -------
     Weighted average common shares outstanding, as
       adjusted..........................................     24,504       19,626        13,956
                                                            ========      =======       =======
EARNINGS AVAILABLE PER COMMON SHARE -- BASIC:
     Income available before extraordinary items.........   $   1.97      $  2.30       $  2.02
     Extraordinary items.................................      (0.05)        0.01          0.07
                                                            --------      -------       -------
     Earnings available..................................   $   1.92      $  2.31       $  2.09
                                                            ========      =======       =======
EARNINGS AVAILABLE PER COMMON SHARE -- DILUTED:
     Income available before extraordinary items.........   $   1.96      $  2.27       $  2.01
     Extraordinary items.................................      (0.05)        0.01          0.07
                                                            --------      -------       -------
     Earnings available..................................   $   1.91      $  2.28       $  2.08
                                                            ========      =======       =======

     For the years ended December 31, 1998, 1997 and 1996 there were 865,481, 258,894 and 129,447 weighted average partnership units outstanding, respectively, on an as-converted basis that were not assumed converted into common shares since they were antidilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent periods.

                      TRINET CORPORATE REALTY TRUST, INC.

14. SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION (UNAUDITED):

                                                                  THREE MONTHS ENDED
                                                  ---------------------------------------------------
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                  ------------   -------------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Revenues........................................    $43,970         $43,306      $38,667     $36,872
Income before extraordinary item................    $10,657         $15,532      $18,612     $19,042
Extraordinary loss..............................    $    --         $    --      $(1,272)    $    --
Net income......................................    $10,657         $15,532      $17,340     $19,042
Earnings available to common shares:
  Basic.........................................    $ 6,737         $11,613      $13,420     $15,123
  Diluted.......................................    $ 6,640         $11,613      $13,420     $15,123
Earnings available per common share -- Basic:
  Extraordinary loss per share..................    $    --         $    --      $ (0.05)    $    --
  Earnings available per common share...........    $  0.27         $  0.47      $  0.54     $  0.65
Earnings available per common share -- Diluted:
  Extraordinary loss per share..................    $    --         $    --      $ (0.05)    $    --
  Earnings available per common share...........    $  0.26         $  0.47      $  0.54     $  0.65
Weighted average number of shares outstanding:
  Basic.........................................     24,872          24,872       24,649      23,131
  Diluted.......................................     25,193          24,955       24,853      23,411

1997
Revenues........................................    $31,652         $28,995      $26,118     $22,527
Income before extraordinary item................    $15,938         $13,517      $14,334     $10,445
Extraordinary gain..............................    $    --         $    --      $    --     $    98
Net income......................................    $15,938         $13,517      $14,334     $10,543
Earnings available to common shares.............    $12,174         $11,598      $12,414     $ 8,624
Earnings available per common share -- Basic:
  Extraordinary gain per share..................    $    --         $    --      $    --     $  0.01
  Earnings available per common share...........    $  0.58         $  0.57      $  0.61     $  0.53
Earnings available per common share -- Diluted:
  Extraordinary gain per share..................    $    --         $    --      $    --     $  0.01
  Earnings available per common share...........    $  0.58         $  0.56      $  0.61     $  0.53
Weighted average number of shares outstanding:
  Basic.........................................     20,845          20,368       20,275      16,191
  Diluted.......................................     21,092          20,565       20,414      16,372

15. STOCKHOLDERS' EQUITY:

     On April 29, 1998, the Company completed a public offering of 701,754 shares of common stock (the "April 1998 Offering"), priced at $33.7547 per share, in an underwritten offering with Merrill Lynch & Co. Merrill Lynch deposited these common shares with the trustee of the Equity Investor Funds Cohen & Steers Realty Majors Portfolio, a unit investment trust. Net proceeds from the offering were approximately $23.7 million, before issuance costs, and were used to pay down the balance on the $200 million Acquisitions Facility and for working capital.

                      TRINET CORPORATE REALTY TRUST, INC.

     On March 18, 1998, the Company completed a direct placement of 800,000 shares of common stock (the "March 1998 Offering") priced at $37.50 per share. The $30.0 million of proceeds were used to pay down the balance on the $200 million Acquisitions Facility.

     On January 30, 1998, the Company issued 47,956 common shares at $38.90 per share in conjunction with the acquisition of property.

     On January 8, 1998, the Company completed a follow-on equity offering of 2,405,000 shares of common stock (the "January 1998 Offering") at a price of $37.00 per share. Proceeds from the January 1998 Offering, net of issuance costs, were approximately $87.5 million and were used to pay down the balance on the $200 million Acquisitions Facility.

     On October 8, 1997, the Company completed a public offering of 4,000,000 shares of 8.00% Series C Preferred Stock which generated proceeds of $96.6 million (net of underwriters' discount and other offering expenses). Dividends on the Series C Preferred Stock are payable quarterly in arrears at the rate of 8.00% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.00 per share) in March, June, September and December. The Series C Preferred Stock is not redeemable prior to October 8, 2002. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

     On September 16, 1997, the Company completed an equity offering of 567,720 shares of common stock at a price of $35.875 per share, generating proceeds (net of underwriters' discount and other offering costs) of $19.3 million.

     On February 28, 1997, the Company completed an equity offering of 6,250,000 shares of common stock (including 250,000 shares issued in conjunction with the exercise of the underwriters' over-allotment option) at a price of $33.625 per share, generating proceeds (net of underwriters' discount and other offering costs) of $198.2 million.

     On August 13, 1996, the Company completed a public offering of 1,300,000 shares of 9.20% Series B Preferred Stock which generated proceeds of $31.1 million (net of underwriters' discount and other offering expenses). Dividends on the Series B Preferred Stock are payable quarterly in arrears at the rate of 9.20% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.30 per share) in March, June, September and December. The Series B Preferred Stock is not redeemable prior to August 15, 2001. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

     On June 19, 1996, the Company completed a public offering of 2,000,000 shares of 9 3/8% Series A Preferred Stock which generated proceeds of $47.7 million (net of underwriters' discount and other offering expenses). Dividends on the Series A Preferred Stock are payable quarterly in arrears at the rate of 9 3/8% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.34375 per share) in March, June, September and December. The Series A Preferred Stock is not redeemable prior to June 15, 2001. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

16. SUBSEQUENT EVENTS:

     MJDesigns, a tenant of TriNet occupying a 510,000 square foot industrial building in Coppell, Texas, is in default under its lease. The Company learned that on February 2, 1999, the tenant filed for protection under the federal bankruptcy laws. The Company has collected $2.5 million on a standby letter of credit it holds as collateral under the lease and $524,000 of cash previously held in escrow. No actions have been taken by the tenant either to confirm or reject its lease with the Company. The annual rents under this lease total approximately $2.3 million in cash rents plus approximately $300,000 in straight-line rents, which represents

                      TRINET CORPORATE REALTY TRUST, INC.

less than 1.6% of the Company's total revenues for the year ended December 31, 1998. The tenant is responsible for paying property taxes under the lease terms and as March 12, 1999, was delinquent on $466,000 of property taxes that were due on January 31, 1999. Because of the preliminary nature of these bankruptcy proceedings, the Company is not able to determine at this time the impact this event may have on the Company's financial statements.

     Additionally, subsequent to December 31, 1998, TriNet agreed to permit the tenant in its Gatehall Corporate Center located in Parsippany, NJ, to continue to lease the property for an additional seven months following the July 2000 expiration of its lease. In addition to its regular rent payments, the tenant will pay TriNet $2.5 million as consideration for the right to occupy the property past the lease expiration date.

     On March 4, 1999, TriNet acquired a newly constructed, three-story office building totaling 109,043 square feet in Richardson, Texas. The transaction was structured as a convertible mortgage in the amount of $15.9 million, bearing interest at 11% per annum. TriNet has an option to purchase the building at $16.4 million which it expects to exercise in October, 1999.

     On March 12, 1999, TriNet sold an 82,600 square foot building known as the Peerless building located in Allen, Texas. The transaction generated net proceeds of $10.2 million, which was used to pay down the $350 million Acquisitions Facility.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
TriNet Corporate Realty Trust, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 22, 1999, except for Note 16, as to which the date is March 12, 1999, appearing on page F-2 of this Form 10-K of TriNet Corporate Realty Trust, Inc. also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Francisco, California
January 22, 1999

                      TRINET CORPORATE REALTY TRUST, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                               PROVISION
                                                        INITIAL COST                           FOR ASSET
                                                   -----------------------       COSTS         HELD FOR
                                                                BUILDING      CAPITALIZED      SALE AND
                                                                  AND        SUBSEQUENT TO     PORTFOLIO
           DESCRIPTION              ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    REPOSITIONING
           -----------              ------------   --------   ------------   -------------   -------------
Operating Properties
UNISYS CORPORATION
   1  2476 Swedesford Road........    $    --      $  2,825    $   16,421       $   --          $    --
      Paoli, PA
   2  2611 Corporate West Drive...      7,664         8,232        20,015           82               --
      Lisle, IL
REX STORES CORPORATION
   3  2875 Needmore Road..........      2,496         1,184         5,407           --               --
      Dayton, OH
UARCO INCORPORATED
   4  4000 South Racine Avenue....         --           184           998        1,930               --
      Chicago, IL
RALPHS GROCERY COMPANY
   5  2652 East Long Beach
    Avenue........................         --         7,293         9,767           --               --
      Los Angeles, CA
UNIVERSAL TECHNICAL INSTITUTE
   6  3002 North 27th Avenue......         --         1,621         3,226           10               --
      Phoenix, AZ
CATERAIR INTERNATIONAL
  CORPORATION
   7  50 Adrian Court.............         --           742         2,112           --               --
      Burlingame, CA
   8  370 Adrian Road.............         --           451         1,282           --               --
      Millbrae, CA
   9  3500 N.W. 24th Street.......         --         1,855         5,280           --               --
      Miami, FL
  10  3630 N.W. 25th Street.......         --           981         2,791           --               --
      Miami, FL
  11  4101 N.W. 25th Street.......         --           848         2,414           --               --
      Miami, FL
  12  221 West 79th Street........         --           245           698           --               --
      Bloomington, MN
  13  1085 Bible Way..............         --           151           430           --               --
      Reno, NV


                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                    ------------------------------------
                                                 BUILDING                                            DEPRECIABLE
                                                   AND                     ACCUMULATED      DATE        LIFE
           DESCRIPTION                LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
           -----------              --------   ------------   ----------   ------------   --------   -----------
Operating Properties
UNISYS CORPORATION
   1  2476 Swedesford Road........  $  2,825    $   16,421    $   19,246     $ (5,720)      1990        31.5
      Paoli, PA
   2  2611 Corporate West Drive...     8,250        20,079        28,329       (2,279)      1994        40.0
      Lisle, IL
REX STORES CORPORATION
   3  2875 Needmore Road..........     1,184         5,407         6,591         (648)      1994        40.0
      Dayton, OH
UARCO INCORPORATED
   4  4000 South Racine Avenue....       389         2,723         3,112         (752)      1989        31.5
      Chicago, IL
RALPHS GROCERY COMPANY
   5  2652 East Long Beach
    Avenue........................     7,293         9,767        17,060       (3,317)      1990        31.5
      Los Angeles, CA
UNIVERSAL TECHNICAL INSTITUTE
   6  3002 North 27th Avenue......     1,621         3,236         4,857       (1,012)      1989        31.5
      Phoenix, AZ
CATERAIR INTERNATIONAL
  CORPORATION
   7  50 Adrian Court.............       742         2,112         2,854         (293)      1993        40.0
      Burlingame, CA
   8  370 Adrian Road.............       451         1,282         1,733         (177)      1993        40.0
      Millbrae, CA
   9  3500 N.W. 24th Street.......     1,855         5,280         7,135         (731)      1993        40.0
      Miami, FL
  10  3630 N.W. 25th Street.......       981         2,791         3,772         (387)      1993        40.0
      Miami, FL
  11  4101 N.W. 25th Street.......       848         2,414         3,262         (334)      1993        40.0
      Miami, FL
  12  221 West 79th Street........       245           698           943          (96)      1993        40.0
      Bloomington, MN
  13  1085 Bible Way..............       151           430           581          (60)      1993        40.0
      Reno, NV

                      TRINET CORPORATE REALTY TRUST, INC.

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                               PROVISION
                                                        INITIAL COST                           FOR ASSET
                                                   -----------------------       COSTS         HELD FOR
                                                                BUILDING      CAPITALIZED      SALE AND
                                                                  AND        SUBSEQUENT TO     PORTFOLIO
           DESCRIPTION              ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    REPOSITIONING
           -----------              ------------   --------   ------------   -------------   -------------
  14  18850 28th Avenue, South....         --           504         1,433           --               --
      Seattle, WA
  15  2800 Collingswood Drive.....         --           898         2,555           --               --
      Orlando, FL
  16  45-10 19th Avenue...........         --         1,093         3,109           --               --
      Astoria, NY
  17  24-20 49th Street...........         --           546         1,555           --               --
      Astoria, NY
  18 8401 Escort Street...........         --           377         1,074           --               --
      Philadelphia, PA
SEARS LOGISTICS SERVICES
  19  4150 Lockbourne.............      3,155           424         8,051           74               --
      Industrial Parkway Columbus,
        OH
GATX LOGISTICS, INC.
  20  200 Dunn Road...............      2,008           258         4,039           40               --
      Lyons, NY
  21  2900 McLane Drive...........      2,008           344         5,396           95               --
      Lysander, NY
NORTHERN STATES POWER
  COMPANY
  22  3115 Centre Point Drive.....      1,590         1,046         4,182           13               --
      Roseville, MN
PNC MORTGAGE CORPORATION
  OF AMERICA, INC.
  23  440 North Fairway Drive.....         --         1,130        10,167           49               --
      Vernon Hills, IL
VOLKSWAGEN OF AMERICA, INC.
  24  450 Barclay Boulevard.......      3,002         2,660         6,206           48               --
      Lincolnshire, IL
  25  500 South Seventh Avenue....      3,803         3,370         7,863           60               --
      City of Industry, CA
  26  11650 Central Parkway.......      2,137         1,894         4,419           35               --
      Jacksonville, FL


                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                    ------------------------------------
                                                 BUILDING                                            DEPRECIABLE
                                                   AND                     ACCUMULATED      DATE        LIFE
           DESCRIPTION                LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
           -----------              --------   ------------   ----------   ------------   --------   -----------
  14  18850 28th Avenue, South....       504         1,433         1,937         (199)      1993        40.0
      Seattle, WA
  15  2800 Collingswood Drive.....       898         2,555         3,453         (353)      1993        40.0
      Orlando, FL
  16  45-10 19th Avenue...........     1,093         3,109         4,202         (431)      1993        40.0
      Astoria, NY
  17  24-20 49th Street...........       546         1,555         2,101         (216)      1993        40.0
      Astoria, NY
  18 8401 Escort Street...........       377         1,074         1,451         (149)      1993        40.0
      Philadelphia, PA
SEARS LOGISTICS SERVICES
  19  4150 Lockbourne.............       424         8,125         8,549       (1,118)      1993        40.0
      Industrial Parkway Columbus,
        OH
GATX LOGISTICS, INC.
  20  200 Dunn Road...............       259         4,078         4,337         (472)      1993        40.0
      Lyons, NY
  21  2900 McLane Drive...........       345         5,490         5,835         (629)      1993        40.0
      Lysander, NY
NORTHERN STATES POWER
  COMPANY
  22  3115 Centre Point Drive.....     1,048         4,193         5,241         (537)      1993        40.0
      Roseville, MN
PNC MORTGAGE CORPORATION
  OF AMERICA, INC.
  23  440 North Fairway Drive.....     1,135        10,211        11,346       (1,287)      1993        40.0
      Vernon Hills, IL
VOLKSWAGEN OF AMERICA, INC.
  24  450 Barclay Boulevard.......     2,673         6,241         8,914         (785)      1993        40.0
      Lincolnshire, IL
  25  500 South Seventh Avenue....     3,387         7,906        11,293         (994)      1993        40.0
      City of Industry, CA
  26  11650 Central Parkway.......     1,903         4,445         6,348         (562)      1993        40.0
      Jacksonville, FL

                      TRINET CORPORATE REALTY TRUST, INC.

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                               PROVISION
                                                        INITIAL COST                           FOR ASSET
                                                   -----------------------       COSTS         HELD FOR
                                                                BUILDING      CAPITALIZED      SALE AND
                                                                  AND        SUBSEQUENT TO     PORTFOLIO
           DESCRIPTION              ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    REPOSITIONING
           -----------              ------------   --------   ------------   -------------   -------------
LOCKHEED MARTIN AEROSPACE
  CORPORATION
  27  1260 Crossman Avenue........      3,084         1,271         7,903           --               --
      Sunnyvale, CA
LAND O LAKES
  28  1275 Red Fox Road...........      2,056           684         5,061           --               --
      Arden Hills, MN
MICROSOFT CORPORATION
  29  1321 Greenway...............      1,647         1,473         4,620           84               --
      Irving, TX
AT&T CORPORATION
  30  Oak Grove Plaza.............      2,693         2,183         5,567            9               --
      Jacksonville, FL
HOMESIDE LENDING, INC.
  31  Oak Grove Plaza.............      1,393         1,021         2,604           --               --
      Jacksonville, FL
UNISON INDUSTRIES, L.P.
  32  Oak Grove Plaza.............      4,574         2,911         7,423            1               --
      Jacksonville, FL
COMPAQ COMPUTER
  CORPORATION
  33  100 Donwick Drive...........         --         1,205         3,817          145               --
      Conroe, TX
NIKE, INC.
  34  8400 Winchester Road........      7,017         1,476        23,127           --               --
      Memphis, TN
CIRRUS LOGIC, INC.
  35  46702 Bayside Parkway.......      1,381           603         4,239            1               --
      Fremont, CA
  36  46831 Lakeview Blvd.........         --           979         7,179            3               --
      Fremont, CA


                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                    ------------------------------------
                                                 BUILDING                                            DEPRECIABLE
                                                   AND                     ACCUMULATED      DATE        LIFE
           DESCRIPTION                LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
           -----------              --------   ------------   ----------   ------------   --------   -----------
LOCKHEED MARTIN AEROSPACE
  CORPORATION
  27  1260 Crossman Avenue........     1,271         7,903         9,174         (930)      1994        40.0
      Sunnyvale, CA
LAND O LAKES
  28  1275 Red Fox Road...........       684         5,061         5,745         (554)      1994        40.0
      Arden Hills, MN
MICROSOFT CORPORATION
  29  1321 Greenway...............     1,473         4,704         6,177         (507)      1994        40.0
      Irving, TX
AT&T CORPORATION
  30  Oak Grove Plaza.............     2,183         5,576         7,759         (609)      1994        40.0
      Jacksonville, FL
HOMESIDE LENDING, INC.
  31  Oak Grove Plaza.............     1,021         2,604         3,625         (285)      1994        40.0
      Jacksonville, FL
UNISON INDUSTRIES, L.P.
  32  Oak Grove Plaza.............     2,911         7,424        10,335         (812)      1994        40.0
      Jacksonville, FL
COMPAQ COMPUTER
  CORPORATION
  33  100 Donwick Drive...........     1,207         3,960         5,167         (420)      1994        40.0
      Conroe, TX
NIKE, INC.
  34  8400 Winchester Road........     1,476        23,127        24,603       (2,481)      1994        40.0
      Memphis, TN
CIRRUS LOGIC, INC.
  35  46702 Bayside Parkway.......       604         4,239         4,843         (455)      1994        40.0
      Fremont, CA
  36  46831 Lakeview Blvd.........       979         7,182         8,161         (741)      1994        40.0
      Fremont, CA

                      TRINET CORPORATE REALTY TRUST, INC.

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                               PROVISION
                                                        INITIAL COST                           FOR ASSET
                                                   -----------------------       COSTS         HELD FOR
                                                                BUILDING      CAPITALIZED      SALE AND
                                                                  AND        SUBSEQUENT TO     PORTFOLIO
           DESCRIPTION              ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    REPOSITIONING
           -----------              ------------   --------   ------------   -------------   -------------
CERTIFIED GROCERS
  OF CALIFORNIA, LTD.
  37  5200 Sheila Street..........      3,305         2,593         9,195           --               --
      Commerce, CA
FIRST HEALTH STRATEGIES, INC.
  38  Decker Lake Lane Center.....         --         1,105        12,052           19               --
      Salt Lake City, UT
TRW, INC.
  39  3701 Doolittle Drive........         --         2,297         8,145           --               --
      Redondo Beach, CA
DUNHAM'S ATHLEISURE
  CORPORATION
  40  2201 E. Loew Road...........         --           181         5,861           --               --
      Marion, IN 46952
AT&T CORPORATION
  41  Gatehall Corporate Center
    II............................         --         4,885        49,390            4               --
      Parsippany, NJ
KELLEY-CLARKE, INC.
  42 6300 Dumbarton Circle........         --           762         4,193            3               --
      Fremont, CA
PEPSICO, INC.
  43  5015 South Water Circle.....         --           244         3,643           --               --
      Wichita, KS
TECH DATA CORPORATION
  44  3900 William Richardson
    Drive.........................         --           205         6,792           --               --
      South Bend, IN
PRIMERICA LIFE INSURANCE
  COMPANY
  45  3120 Breckinridge
    Boulevard.....................         --         1,367        11,948           27               --
      Duluth, GA
ARROW ELECTRONICS, INC.
  46  7621 Energy Parkway.........         --           612         3,979           31               --
      Aurora, CO


                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                    ------------------------------------
                                                 BUILDING                                            DEPRECIABLE
                                                   AND                     ACCUMULATED      DATE        LIFE
           DESCRIPTION                LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
           -----------              --------   ------------   ----------   ------------   --------   -----------
CERTIFIED GROCERS
  OF CALIFORNIA, LTD.
  37  5200 Sheila Street..........     2,593         9,195        11,788         (929)      1994        40.0
      Commerce, CA
FIRST HEALTH STRATEGIES, INC.
  38  Decker Lake Lane Center.....     1,107        12,069        13,176       (1,219)      1994        40.0
      Salt Lake City, UT
TRW, INC.
  39  3701 Doolittle Drive........     2,297         8,145        10,442         (790)      1995        40.0
      Redondo Beach, CA
DUNHAM'S ATHLEISURE
  CORPORATION
  40  2201 E. Loew Road...........       181         5,861         6,042         (556)      1995        40.0
      Marion, IN 46952
AT&T CORPORATION
  41  Gatehall Corporate Center
    II............................     4,885        49,394        54,279       (4,579)      1995        40.0
      Parsippany, NJ
KELLEY-CLARKE, INC.
  42 6300 Dumbarton Circle........       762         4,196         4,958         (372)      1995        40.0
      Fremont, CA
PEPSICO, INC.
  43  5015 South Water Circle.....       244         3,643         3,887         (323)      1995        40.0
      Wichita, KS
TECH DATA CORPORATION
  44  3900 William Richardson
    Drive.........................       205         6,792         6,997         (573)      1995        40.0
      South Bend, IN
PRIMERICA LIFE INSURANCE
  COMPANY
  45  3120 Breckinridge
    Boulevard.....................     1,368        11,974        13,342         (959)      1995        40.0
      Duluth, GA
ARROW ELECTRONICS, INC.
  46  7621 Energy Parkway.........       616         4,006         4,622         (313)      1995        40.0
      Aurora, CO

                      TRINET CORPORATE REALTY TRUST, INC.

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                               PROVISION
                                                        INITIAL COST                           FOR ASSET
                                                   -----------------------       COSTS         HELD FOR
                                                                BUILDING      CAPITALIZED      SALE AND
                                                                  AND        SUBSEQUENT TO     PORTFOLIO
           DESCRIPTION              ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    REPOSITIONING
           -----------              ------------   --------   ------------   -------------   -------------
FLUID SYSTEMS CORPORATION
  47  10054 Old Grove Road........         --         1,332         2,665           37               --
      San Diego, CA
NISSAN MOTOR ACCEPTANCE
  CORPORATION
  48  2901 Kinwest Parkway........         --         1,288         9,976          101               --
      Irving, TX
LEVER BROTHERS COMPANY
  49  3501 E. Terra Drive.........         --         1,468        13,430           --               --
      O'Fallon, MO
FEDERAL EXPRESS CORPORATION
  50  2003, 2005, 2007 Corporate
    Avenue........................         --         2,590        23,807          257               --
      Memphis, TN
MJD INVESTMENTS, INC.
  51  500 Airline Drive...........         --         2,437        18,207           --               --
      Coppell, TX
FRESENIUS USA, INC.
  52  2637 Shadelands Drive.......         --           609         6,255            2               --
      Walnut Creek, CA
TERADYNE, INC.
  53  2625 Shadelands Drive.......         --           423         4,347            1               --
      Walnut Creek, CA
LOCKHEED MARTIN
  CORPORATION
  54  935 First Avenue............         --         1,173         3,519           --               --
      King of Prussia, PA
LAM RESEARCH CORPORATION
  55  1210 California Circle......         --         4,238         8,601           13               --
      Milpitas, CA
BLUE CROSS & BLUE SHIELD
  UNITED OF WISCONSIN
  56  401 West Michigan Street....         --         1,945        14,430           --               --
      Milwaukee, WI


                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                    ------------------------------------
                                                 BUILDING                                            DEPRECIABLE
                                                   AND                     ACCUMULATED      DATE        LIFE
           DESCRIPTION                LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
           -----------              --------   ------------   ----------   ------------   --------   -----------
FLUID SYSTEMS CORPORATION
  47  10054 Old Grove Road........     1,344         2,690         4,034         (205)      1995        40.0
      San Diego, CA
NISSAN MOTOR ACCEPTANCE
  CORPORATION
  48  2901 Kinwest Parkway........     1,292        10,073        11,365         (764)      1995        40.0
      Irving, TX
LEVER BROTHERS COMPANY
  49  3501 E. Terra Drive.........     1,468        13,430        14,898         (993)      1996        40.0
      O'Fallon, MO
FEDERAL EXPRESS CORPORATION
  50  2003, 2005, 2007 Corporate
    Avenue........................     2,590        24,064        26,654       (1,671)      1996        40.0
      Memphis, TN
MJD INVESTMENTS, INC.
  51  500 Airline Drive...........     2,437        18,207        20,644       (1,271)      1996        40.0
      Coppell, TX
FRESENIUS USA, INC.
  52  2637 Shadelands Drive.......       609         6,257         6,866         (424)      1996        40.0
      Walnut Creek, CA
TERADYNE, INC.
  53  2625 Shadelands Drive.......       423         4,348         4,771         (294)      1996        40.0
      Walnut Creek, CA
LOCKHEED MARTIN
  CORPORATION
  54  935 First Avenue............     1,173         3,519         4,692         (224)      1996        40.0
      King of Prussia, PA
LAM RESEARCH CORPORATION
  55  1210 California Circle......     4,238         8,614        12,852         (547)      1996        40.0
      Milpitas, CA
BLUE CROSS & BLUE SHIELD
  UNITED OF WISCONSIN
  56  401 West Michigan Street....     1,945        14,430        16,375         (917)      1996        40.0
      Milwaukee, WI

                      TRINET CORPORATE REALTY TRUST, INC.

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                               PROVISION
                                                        INITIAL COST                           FOR ASSET
                                                   -----------------------       COSTS         HELD FOR
                                                                BUILDING      CAPITALIZED      SALE AND
                                                                  AND        SUBSEQUENT TO     PORTFOLIO
           DESCRIPTION              ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    REPOSITIONING
           -----------              ------------   --------   ------------   -------------   -------------
NORTHERN TELECOM INC.
  57  2021 Lakeside Boulevard.....         --         1,226         5,643            7               --
      Richardson, TX
OLYMPUS AMERICA, INC.
  58  Two Corporate Center
    Drive.........................         --         5,216        25,377           12               --
      Melville, NY
ADIDAS AMERICA, INC.
  59  5675 North Blackstock
    Road..........................         --         1,009        17,406           37               --
      Spartanburg, SC
FRONTIER CORPORATION
  60  12110 North Pecos Street....         --           293         3,356          266               --
      Westminster, CO
RATIONAL SOFTWARE
  61  18880 Homestead Road........                    6,067        14,447           13               --
      Cupertino, CA
GALILEO INTERNATIONAL
  PARTNERSHIP
  62  6901 S. Havana Street.......         --         3,101        15,688           --               --
      Englewood, CO
LUCENT TECHNOLOGIES, INC.
  63  6162 S. Willow Drive........         --         1,514        14,413          109               --
      Englewood, CO
IBM CORPORATION -- DALLAS
  64  13800 Diplomat Drive........         --         1,316         8,709          200               --
      Farmers Branch, TX
RIVEREDGE SUMMIT
  65  1500-1600 RiverEdge
    Parkway.......................         --         6,346        54,076          286               --
      Atlanta, GA
CARDINAL COMMERCE
  66  1460 North Glenville
    Drive.........................         --           885         8,801           22               --
      Richardson, TX
CANYON CORPORATE CENTER
  67  5515 East La Palma Avenue...         --         3,268        12,270           59               --
      Anaheim, CA


                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                    ------------------------------------
                                                 BUILDING                                            DEPRECIABLE
                                                   AND                     ACCUMULATED      DATE        LIFE
           DESCRIPTION                LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
           -----------              --------   ------------   ----------   ------------   --------   -----------
NORTHERN TELECOM INC.
  57  2021 Lakeside Boulevard.....     1,226         5,650         6,876         (323)      1996        40.0
      Richardson, TX
OLYMPUS AMERICA, INC.
  58  Two Corporate Center
    Drive.........................     5,216        25,389        30,605       (1,454)      1996        40.0
      Melville, NY
ADIDAS AMERICA, INC.
  59  5675 North Blackstock
    Road..........................     1,011        17,441        18,452         (962)      1996        40.0
      Spartanburg, SC
FRONTIER CORPORATION
  60  12110 North Pecos Street....       552         3,363         3,915         (172)      1996        40.0
      Westminster, CO
RATIONAL SOFTWARE
  61  18880 Homestead Road........     6,068        14,459        20,527         (737)      1996        40.0
      Cupertino, CA
GALILEO INTERNATIONAL
  PARTNERSHIP
  62  6901 S. Havana Street.......     3,101        15,688        18,789         (801)      1996        40.0
      Englewood, CO
LUCENT TECHNOLOGIES, INC.
  63  6162 S. Willow Drive........     1,514        14,522        16,036         (737)      1996        40.0
      Englewood, CO
IBM CORPORATION -- DALLAS
  64  13800 Diplomat Drive........     1,316         8,909        10,225         (413)      1997        40.0
      Farmers Branch, TX
RIVEREDGE SUMMIT
  65  1500-1600 RiverEdge
    Parkway.......................     6,346        54,362        60,708       (2,424)      1997        40.0
      Atlanta, GA
CARDINAL COMMERCE
  66  1460 North Glenville
    Drive.........................       885         8,823         9,708         (395)      1997        40.0
      Richardson, TX
CANYON CORPORATE CENTER
  67  5515 East La Palma Avenue...     3,268        12,329        15,597         (551)      1997        40.0
      Anaheim, CA

                      TRINET CORPORATE REALTY TRUST, INC.

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                               PROVISION
                                                        INITIAL COST                           FOR ASSET
                                                   -----------------------       COSTS         HELD FOR
                                                                BUILDING      CAPITALIZED      SALE AND
                                                                  AND        SUBSEQUENT TO     PORTFOLIO
           DESCRIPTION              ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    REPOSITIONING
           -----------              ------------   --------   ------------   -------------   -------------
  68  5601 East La Palma Avenue...                    2,229         8,366          158               --
      Anaheim, CA
  69  5605 East La Palma Avenue...         --           658         2,470           22               --
      Anaheim, CA
RIVERPARK
  70  200 Riverpark Drive.........         --           523         5,337           --               --
      North Reading, MA
  71  300 Riverpark Drive.........         --         1,334        13,598           --               --
      North Reading, MA
  72  400 Riverpark Drive.........         --         1,746        17,818           --               --
      North Reading, MA
SUNBELT BEVERAGE CORP.
  73  7621 Energy Parkway.........         --         1,425         8,440            2               --
      Baltimore, MD
FRONTIER II
  74  1499 West 121st. Street.....         --           672         7,672           --               --
      Westminister, CO
CHARLESTON PLACE
  75  1545 Charleston Road........         --         5,111        11,212           --               --
      Mountain View, CA
  76  1565 Charleston Road........         --         4,824        10,584           (4)              --
      Mountain View, CA
  77  1585 Charleston Road........         --         6,551        14,373          (10)              --
      Mountain View, CA
BAY STATE GAS
  78  300 Friberg Parkway.........         --         1,419         9,246           --               --
      Westborough, MA
WARNER CROSSING
  79  1120 West Warner Road.......         --           701         4,342           --               --
      Tempe, AZ
  80  1130 West Warner Road.......         --         1,037         6,675           --               --
      Tempe, AZ
  81  1140 West Warner Road.......         --         1,037         6,675           --               --
      Tempe, AZ


                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                    ------------------------------------
                                                 BUILDING                                            DEPRECIABLE
                                                   AND                     ACCUMULATED      DATE        LIFE
           DESCRIPTION                LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
           -----------              --------   ------------   ----------   ------------   --------   -----------
  68  5601 East La Palma Avenue...     2,229         8,524        10,753         (376)      1997        40.0
      Anaheim, CA
  69  5605 East La Palma Avenue...       658         2,492         3,150         (111)      1997        40.0
      Anaheim, CA
RIVERPARK
  70  200 Riverpark Drive.........       523         5,337         5,860         (238)      1997        40.0
      North Reading, MA
  71  300 Riverpark Drive.........     1,334        13,598        14,932         (609)      1997        40.0
      North Reading, MA
  72  400 Riverpark Drive.........     1,746        17,818        19,564         (798)      1997        40.0
      North Reading, MA
SUNBELT BEVERAGE CORP.
  73  7621 Energy Parkway.........     1,425         8,442         9,867         (343)      1997        40.0
      Baltimore, MD
FRONTIER II
  74  1499 West 121st. Street.....       672         7,672         8,344         (299)      1997        40.0
      Westminister, CO
CHARLESTON PLACE
  75  1545 Charleston Road........     5,111        11,212        16,323         (432)      1997        40.0
      Mountain View, CA
  76  1565 Charleston Road........     4,824        10,580        15,404         (408)      1997        40.0
      Mountain View, CA
  77  1585 Charleston Road........     6,551        14,363        20,914         (554)      1997        40.0
      Mountain View, CA
BAY STATE GAS
  78  300 Friberg Parkway.........     1,419         9,246        10,665         (356)      1997        40.0
      Westborough, MA
WARNER CROSSING
  79  1120 West Warner Road.......       701         4,342         5,043         (140)      1997        40.0
      Tempe, AZ
  80  1130 West Warner Road.......     1,037         6,675         7,712         (257)      1997        40.0
      Tempe, AZ
  81  1140 West Warner Road.......     1,037         6,675         7,712         (257)      1997        40.0
      Tempe, AZ

                      TRINET CORPORATE REALTY TRUST, INC.

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                               PROVISION
                                                        INITIAL COST                           FOR ASSET
                                                   -----------------------       COSTS         HELD FOR
                                                                BUILDING      CAPITALIZED      SALE AND
                                                                  AND        SUBSEQUENT TO     PORTFOLIO
           DESCRIPTION              ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    REPOSITIONING
           -----------              ------------   --------   ------------   -------------   -------------
  82  8440 South Hardy Drive......         --         1,028         6,620           --               --
      Tempe, AZ
  83  8430 South Hardy Drive......         --         1,440         9,268           --               --
      Tempe, AZ
GATEWAY LAKES
  84  1551 102nd Avenue...........         --           723         3,063           --               --
      St. Petersburg, FL
  85  1527 102nd Avenue...........         --           694         2,943           --               --
      St. Petersburg, FL
EDENVALE BUSINESS PARK
  86  5853-5863 Rue Ferrari
    Drive.........................         --         9,156        22,035           (4)              --
      San Jose, CA
ELECTRONIC DATA SYSTEMS
  87  105 West Bethany Drive......         --         1,352        10,070           47               --
      Allen, TX
COMPUTER SCIENCES CORP.
  88  7700-7720 Hubble Drive......         --         2,218        10,737           (3)              --
      Lanham, MD
HITACHI
  89  1565 Barber Lane............         --         4,812        12,194           (2)              --
      Milpitas, CA
ALLIANCE DATA SYSTEMS
  90  17201 Waterview Parkway.....         --         1,921         4,638           (4)              --
      Dallas, TX
HEWLETT PACKARD
  91  3000 Waterview Parkway......         --         2,815        29,978           (3)              --
      Richardson, TX
MULTILINK
  92  6 Riverside Drive...........         --           757         8,501           13               --
      Andover, MA
WELLPOINT
  93  2000 Corporate Center
    Drive.........................         --         1,680         9,156            2               --
      Thousand Oaks, CA


                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                    ------------------------------------
                                                 BUILDING                                            DEPRECIABLE
                                                   AND                     ACCUMULATED      DATE        LIFE
           DESCRIPTION                LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
           -----------              --------   ------------   ----------   ------------   --------   -----------
  82  8440 South Hardy Drive......     1,028         6,620         7,648         (255)      1997        40.0
      Tempe, AZ
  83  8430 South Hardy Drive......     1,440         9,268        10,708         (358)      1997        40.0
      Tempe, AZ
GATEWAY LAKES
  84  1551 102nd Avenue...........       723         3,063         3,786         (105)      1997        40.0
      St. Petersburg, FL
  85  1527 102nd Avenue...........       694         2,943         3,637         (101)      1997        40.0
      St. Petersburg, FL
EDENVALE BUSINESS PARK
  86  5853-5863 Rue Ferrari
    Drive.........................     9,156        22,031        31,187         (711)      1997        40.0
      San Jose, CA
ELECTRONIC DATA SYSTEMS
  87  105 West Bethany Drive......     1,358        10,111        11,469         (326)      1997        40.0
      Allen, TX
COMPUTER SCIENCES CORP.
  88  7700-7720 Hubble Drive......     2,217        10,735        12,952         (347)      1997        40.0
      Lanham, MD
HITACHI
  89  1565 Barber Lane............     4,810        12,194        17,004         (368)      1997        40.0
      Milpitas, CA
ALLIANCE DATA SYSTEMS
  90  17201 Waterview Parkway.....     1,921         4,634         6,555         (140)      1997        40.0
      Dallas, TX
HEWLETT PACKARD
  91  3000 Waterview Parkway......     2,815        29,975        32,790         (843)      1997        40.0
      Richardson, TX
MULTILINK
  92  6 Riverside Drive...........       758         8,513         9,271         (221)      1997        40.0
      Andover, MA
WELLPOINT
  93  2000 Corporate Center
    Drive.........................     1,680         9,158        10,838         (238)      1997        40.0
      Thousand Oaks, CA

                      TRINET CORPORATE REALTY TRUST, INC.

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                               PROVISION
                                                        INITIAL COST                           FOR ASSET
                                                   -----------------------       COSTS         HELD FOR
                                                                BUILDING      CAPITALIZED      SALE AND
                                                                  AND        SUBSEQUENT TO     PORTFOLIO
           DESCRIPTION              ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    REPOSITIONING
           -----------              ------------   --------   ------------   -------------   -------------
  94  2050 Corporate Center
    Drive.........................         --         1,751         9,543            2               --
      Thousand Oaks, CA
TRINET PROPERTY PARTNERS, L.P.
  95  1022 Hingham Street.........         --         1,920        11,218           43               --
      Rockland, MA
  96  65 Dan Road.................         --         1,010         4,294           11               --
      Canton, MA
  97  One Longwater Circle........         --         1,112         1,617            6               --
      Norwell, MA
  98  100 Longwater Circle........      4,069         1,112         4,345           12               --
      Norwell, MA
  99  101 Philip Drive............      2,472           505         2,274            6               --
      Norwell, MA
 100  30 Dan Road.................         --         1,405         3,875           23               --
      Canton, MA
 101  85 Dan Road.................         --         1,292         1,939          594               --
      Canton, MA
 102  300 Foxborough Boulevard....      3,372         1,217         3,750           11               --
      Foxborough, MA
 103  105 Forbes Boulevard........      1,132           607         1,414            4               --
      Mansfield, MA
 104  60 Columbian Street.........         --         2,226         7,408           --               --
      Braintree, MA
 105  76 Pacella Park Drive.......      3,020           721         4,068           --               --
      Randolph, MA
 106  260 Kenneth W. Welch
  Drive...........................         --           787         3,149           --               --
      Lakeville, MA
 107  700 Longwater Drive.........                    1,408         5,633           --               --
      Norwell, MA
 108  3000 Longwater Circle.......      2,114         1,446         2,066                            --
      Norwell, MA
ICG HOLDINGS, INC.
 109  161 Inverness Drive West....         --        10,594        33,931           --               --
      Englewood, CO


                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                    ------------------------------------
                                                 BUILDING                                            DEPRECIABLE
                                                   AND                     ACCUMULATED      DATE        LIFE
           DESCRIPTION                LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
           -----------              --------   ------------   ----------   ------------   --------   -----------
  94  2050 Corporate Center
    Drive.........................     1,751         9,545        11,296         (248)      1997        40.0
      Thousand Oaks, CA
TRINET PROPERTY PARTNERS, L.P.
  95  1022 Hingham Street.........     1,924        11,257        13,181         (293)      1997        40.0
      Rockland, MA
  96  65 Dan Road.................     1,012         4,303         5,315         (112)      1997        40.0
      Canton, MA
  97  One Longwater Circle........     1,114         1,621         2,735          (42)      1997        40.0
      Norwell, MA
  98  100 Longwater Circle........     1,114         4,355         5,469         (113)      1997        40.0
      Norwell, MA
  99  101 Philip Drive............       506         2,279         2,785          (59)      1997        40.0
      Norwell, MA
 100  30 Dan Road.................     1,410         3,893         5,303         (100)      1997        40.0
      Canton, MA
 101  85 Dan Road.................     1,295         2,530         3,825          (50)      1997        40.0
      Canton, MA
 102  300 Foxborough Boulevard....     1,219         3,759         4,978          (97)      1997        40.0
      Foxborough, MA
 103  105 Forbes Boulevard........       608         1,418         2,026          (35)      1997        40.0
      Mansfield, MA
 104  60 Columbian Street.........     2,226         7,408         9,634         (161)      1998        40.0
      Braintree, MA
 105  76 Pacella Park Drive.......       721         4,068         4,789          (63)      1998        40.0
      Randolph, MA
 106  260 Kenneth W. Welch
  Drive...........................       787         3,149         3,936          (68)      1998        40.0
      Lakeville, MA
 107  700 Longwater Drive.........     1,408         5,633         7,041         (110)      1998        40.0
      Norwell, MA
 108  3000 Longwater Circle.......     1,446         2,065         3,511          (31)      1998        40.0
      Norwell, MA
ICG HOLDINGS, INC.
 109  161 Inverness Drive West....    10,594        33,931        44,525         (812)      1998        40.0
      Englewood, CO

                      TRINET CORPORATE REALTY TRUST, INC.

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                               PROVISION
                                                        INITIAL COST                           FOR ASSET
                                                   -----------------------       COSTS         HELD FOR
                                                                BUILDING      CAPITALIZED      SALE AND
                                                                  AND        SUBSEQUENT TO     PORTFOLIO
           DESCRIPTION              ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    REPOSITIONING
           -----------              ------------   --------   ------------   -------------   -------------
CONCORD FARMS
 110  Three Concord Farms.........         --         1,420         7,531           --               --
      Concord, MA
 111  Four Concord Farms..........         --         1,217         6,613           --               --
      Concord, MA
 112  Six Concord Farms...........         --         1,217         6,464           --               --
      Concord, MA
      Two Concord Farms...........         --         1,549           649           --               --
      Concord, MA
      Seven Concord Farms.........         --         1,200             2           --               --
      Concord, MA
ARBELLA CAPITAL CORP.
 113  1100 Crown Colony Drive.....     13,547         3,311        21,770           --               --
      Quincy, MA
MAST INDUSTRIES
 114  100 Old River Road..........         --         2,409        11,442           --               --
      Andover, MA
HAEMONETICS CORP.
 115  355 Wood Road...............         --           903         5,622           --               --
      Braintree, MA
NOKIA
 116  6000 Connection Drive.......         --         5,767        39,839           --               --
      Irving, TX
ANDERSEN CONSULTING
 117  1661 Page Mill Road.........         --            --        16,781           --               --
      Palo Alto, CA
WINWARD FOREST
 118  960 Northpoint Parkway......         --         1,009         7,521           --               --
      Alpharetta, GA
THE MITRE CORPORATION
 119  11493 Sunset Hills Road.....         --         4,482        22,608           --               --
      Fairfax, VA


                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                    ------------------------------------
                                                 BUILDING                                            DEPRECIABLE
                                                   AND                     ACCUMULATED      DATE        LIFE
           DESCRIPTION                LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
           -----------              --------   ------------   ----------   ------------   --------   -----------
CONCORD FARMS
 110  Three Concord Farms.........     1,420         7,531         8,951         (179)      1998        40.0
      Concord, MA
 111  Four Concord Farms..........     1,217         6,613         7,830         (157)      1998        40.0
      Concord, MA
 112  Six Concord Farms...........     1,217         6,464         7,681         (154)      1998        40.0
      Concord, MA
      Two Concord Farms...........     1,549           649         2,198           --       1998        40.0
      Concord, MA
      Seven Concord Farms.........     1,200             2         1,202           --       1998        40.0
      Concord, MA
ARBELLA CAPITAL CORP.
 113  1100 Crown Colony Drive.....     3,311        21,770        25,081         (294)      1998        40.0
      Quincy, MA
MAST INDUSTRIES
 114  100 Old River Road..........     2,409        11,442        13,851         (154)      1998        40.0
      Andover, MA
HAEMONETICS CORP.
 115  355 Wood Road...............       903         5,622         6,525          (75)      1998        40.0
      Braintree, MA
NOKIA
 116  6000 Connection Drive.......     5,767        39,839        45,606         (538)      1998        40.0
      Irving, TX
ANDERSEN CONSULTING
 117  1661 Page Mill Road.........        --        16,781        16,781         (225)      1998        40.0
      Palo Alto, CA
WINWARD FOREST
 118  960 Northpoint Parkway......     1,009         7,521         8,530          (93)      1998        40.0
      Alpharetta, GA
THE MITRE CORPORATION
 119  11493 Sunset Hills Road.....     4,482        22,608        27,090         (211)      1998        40.0
      Fairfax, VA

                      TRINET CORPORATE REALTY TRUST, INC.

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                               PROVISION
                                                        INITIAL COST                           FOR ASSET
                                                   -----------------------       COSTS         HELD FOR
                                                                BUILDING      CAPITALIZED      SALE AND
                                                                  AND        SUBSEQUENT TO     PORTFOLIO
           DESCRIPTION              ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    REPOSITIONING
           -----------              ------------   --------   ------------   -------------   -------------
PEERLESS GROUP INC.
 120  1021 Central Expressway
  South...........................         --         1,399         8,471           --               --
      Allen, TX
                                      -------      --------    ----------       ------          -------
        Total Operating
          Properties..............    $84,739      $229,816    $1,114,899       $5,111          $    --
                                      -------      --------    ----------       ------          -------
Asset Held for Sale
LOUISIANA RETAIL PORTFOLIO
 121  3900 Airline Highway........    $    --      $  4,369    $    7,767       $  246          $(8,882)
      Metairie, LA
                                      -------      --------    ----------       ------          -------
        TOTAL REAL ESTATE.........    $84,739      $234,185    $1,122,666       $5,357          $(8,882)
                                      =======      ========    ==========       ======          =======


                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                    ------------------------------------
                                                 BUILDING                                            DEPRECIABLE
                                                   AND                     ACCUMULATED      DATE        LIFE
           DESCRIPTION                LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
           -----------              --------   ------------   ----------   ------------   --------   -----------
PEERLESS GROUP INC.
 120  1021 Central Expressway
  South...........................     1,399         8,471         9,870          (61)      1998        40.0
      Allen, TX
                                    --------    ----------    ----------     --------
        Total Operating
          Properties..............  $230,401    $1,119,425    $1,349,826     $(71,950)
                                    --------    ----------    ----------     --------
Asset Held for Sale
LOUISIANA RETAIL PORTFOLIO
 121  3900 Airline Highway........  $     --    $    3,500    $    3,500     $     --       1995        40.0
      Metairie, LA
                                    --------    ----------    ----------     --------
        TOTAL REAL ESTATE.........  $230,401    $1,122,925    $1,353,326     $(71,950)
                                    ========    ==========    ==========     ========

                      TRINET CORPORATE REALTY TRUST, INC.
                             NOTES TO SCHEDULE III

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

1. RECONCILIATION OF REAL ESTATE:

     The following table reconciles Real Estate from January 1, 1996 to December 31, 1998:

                                             1998          1997         1996
                                          ----------    ----------    --------
Balance at January 1....................  $1,158,295    $  697,517    $538,717
Additions...............................     256,331       466,186     222,789
Dispositions............................     (55,638)       (5,408)    (58,062)
Provision for asset held for sale.......      (5,662)           --          --
Provision for portfolio repositioning...          --            --      (5,927)
                                          ----------    ----------    --------
Balance at December 31..................  $1,353,326    $1,158,295    $697,517
                                          ==========    ==========    ========

2. RECONCILIATION OF ACCUMULATED DEPRECIATION:

     The following table reconciles Accumulated Depreciation from January 1, 1996 to December 31, 1998:

                                                 1998       1997       1996
                                                -------    -------    -------
Balance at January 1..........................  $54,152    $36,360    $30,260
Additions.....................................   27,628     19,347     13,293
Dispositions..................................   (9,830)    (1,555)    (7,193)
                                                -------    -------    -------
Balance at December 31........................  $71,950    $54,152    $36,360
                                                =======    =======    =======