Form 10-Q
period 1999-03-31
TRINET CORPORATE REALTY TRUST INC
filed 1999-05-17
CIK 899162

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

      24,938,594 shares of Common Stock, $.01 par value as of May 14, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                     INDEX

                                                                       PAGE
                                                                       ----
                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets as of March 31, 1999 and
         December 31, 1998...........................................    3
         Consolidated Statements of Operations for the three months
         ended March 31, 1999 and 1998...............................    4
         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1999 and 1998...............................    5
         Notes to Consolidated Financial Statements..................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   12

                    PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   19
Item 2.  Changes in Securities.......................................   19
Item 3.  Defaults Upon Senior Securities.............................   19
Item 4.  Submission of Matters to a Vote of Security Holders.........   19
Item 5.  Other Information...........................................   19
Item 6.  Exhibits and Reports on Form 8-K............................   19
Signatures...........................................................   20

                      TRINET CORPORATE REALTY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
Real estate.................................................  $1,504,065      $1,500,789
  Less accumulated depreciation.............................     (78,832)        (71,950)
                                                              ----------      ----------
                                                               1,425,233       1,428,839
Cash and cash equivalents...................................      10,692          19,323
Restricted cash.............................................      18,518          17,768
Deferred rent receivable....................................      28,602          27,235
Loan costs, net.............................................      11,842          12,238
Other assets, net...........................................      19,318          21,164
                                                              ----------      ----------
                                                              $1,514,205      $1,526,567
                                                              ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Debt......................................................  $  634,629      $  647,720
  Dividends payable.........................................      16,167          16,167
  Other liabilities.........................................      55,947          56,655
                                                              ----------      ----------
          Total liabilities.................................     706,743         720,542
                                                              ----------      ----------
Commitments and contingencies (notes 2, 5)..................          --              --
Minority interest...........................................       2,565           2,565
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized:
       Series A: 2,000,000 shares issued and outstanding at
        March 31, 1999 and December 31, 1998 (aggregate
        liquidation preference $50,000).....................          20              20
       Series B: 1,300,000 shares issued and outstanding at
        March 31, 1999 and December 31, 1998 (aggregate
        liquidation preference $32,500).....................          13              13
       Series C: 4,000,000 shares issued and outstanding at
        March 31, 1999 and December 31, 1998 (aggregate
        liquidation preference $100,000) ...................          40              40
  Common stock, $.01 par value, 40,000,000 shares
     authorized:
       24,925,094 and 24,872,429 shares issued and
      outstanding at March 31, 1999 and December 31, 1998...         249             249
  Paid-in-capital...........................................     857,875         855,568
  Accumulated deficit.......................................     (53,300)        (52,430)
                                                              ----------      ----------
          Total stockholders' equity........................     804,897         803,460
                                                              ----------      ----------
                                                              $1,514,205      $1,526,567
                                                              ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Revenues:
  Rent......................................................  $39,286    $35,266
  Joint venture income......................................      919        448
  Property management fees..................................      659        265
  Interest income...........................................    1,556        120
  Other income..............................................      664        773
                                                              -------    -------
          Total revenues....................................   43,084     36,872
Expenses:
  Property operating costs..................................    1,826      1,260
  General and administrative................................    3,078      2,510
  Interest..................................................   11,162      8,706
  Depreciation and amortization.............................    7,104      6,457
                                                              -------    -------
  Income before minority interest, gain on sale of real
     estate and cumulative effect of a change in accounting
     principle..............................................   19,914     17,939
  Minority interest.........................................      (41)       (12)
  Gain on sale of real estate...............................    1,153      1,115
                                                              -------    -------
  Income before cumulative effect of a change in accounting
     principle..............................................   21,026     19,042
  Cumulative effect of a change in accounting principle.....   (1,810)        --
                                                              -------    -------
     Net income.............................................   19,216     19,042
     Preferred dividend requirement.........................   (3,919)    (3,919)
                                                              -------    -------
     Earnings available to common shares:
       Basic................................................  $15,297    $15,123
                                                              =======    =======
       Diluted..............................................  $15,389    $15,123
                                                              =======    =======
Earnings available per common share, basic:
  Income available before cumulative effect.................  $  0.68    $  0.65
  Earnings available........................................  $  0.61    $  0.65
Earnings available per common share, assuming dilution:
  Income available before cumulative effect.................  $  0.68    $  0.65
  Earnings available........................................  $  0.61    $  0.65
Weighted average number of common shares outstanding:
  Basic.....................................................   24,876     23,131
  Diluted...................................................   25,294     23,411
Dividends declared per common share.........................  $  0.65    $  0.64

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------    ---------
Cash flows from operating activities:
  Net income................................................  $ 19,216    $  19,042
  Adjustment to reconcile net income to net cash provided by operating activities:
     Minority interest......................................        41           12
     Depreciation and amortization..........................     7,104        6,457
     Amortization of loan costs and discounts...............       485          641
     Straight-line rent adjustments.........................    (1,439)      (2,304)
     Gain on sale of real estate............................    (1,153)      (1,115)
     Joint venture income...................................      (919)        (448)
     Distributions from operating joint ventures............     1,372          431
     Cumulative effect of a change in accounting
      principle.............................................     1,810           --
  Cash provided by (used in) operating assets and
     liabilities:
     Other assets...........................................         4       (2,253)
     Other liabilities......................................       439       11,281
                                                              --------    ---------
       Net cash provided by operating activities............    26,960       31,744
                                                              --------    ---------
Cash flows from investing activities:
  Real estate acquisitions..................................   (15,898)     (87,676)
  Net proceeds from sale of real estate.....................    14,480       12,297
  Net investments in and advances to unconsolidated joint
     ventures...............................................      (644)    (108,076)
  Other capital expenditures and investments................      (633)        (571)
                                                              --------    ---------
       Net cash used in investing activities................    (2,695)    (184,026)
                                                              --------    ---------
Cash flows from financing activities:
  Net borrowings (repayments) on Acquisition Facilities.....   (12,900)     (47,600)
  Mortgage note principal payments..........................      (211)         (94)
  Preferred dividends paid..................................    (3,919)      (3,920)
  Common dividends paid.....................................   (16,167)     (13,346)
  Proceeds from issuance of common stock....................     1,161      119,351
  Proceeds from senior unsecured debt offering..............        --      124,633
  Minority interest distributions...........................       (41)          --
  Increase in restricted cash and investments...............      (750)     (11,118)
  Increase in loan costs....................................       (69)        (947)
                                                              --------    ---------
       Net cash (used in) provided by financing
        activities..........................................   (32,896)     166,959
                                                              --------    ---------
(Decrease)/increase in cash and cash equivalents............    (8,631)      14,677
Cash and cash equivalents, at beginning of period...........    19,323          303
                                                              --------    ---------
Cash and cash equivalents, at end of period.................  $ 10,692    $  14,980
                                                              ========    =========
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  Issuance of common shares in conjunction with real estate
     acquired...............................................  $     --    $   1,864

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. FINANCIAL STATEMENTS:

  Principles of Consolidation and Basis of Presentation:

     The accompanying consolidated financial statements include the accounts of TriNet Corporate Realty Trust, Inc. (the "Company" or "TriNet"), its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership. The equity interests in the consolidated partnership not owned and controlled by the Company are reflected as minority interest in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of TriNet's consolidated financial position, results of operations and cash flows for the interim period. The results of operations for the three months ended March 31,1999, are not necessarily indicative of the results to be expected for the entire year.

  Change in Accounting Principle:

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities, including organization costs, to be charged to operations as incurred for fiscal years beginning after December 15, 1998. The initial application of SOP 98-5 requires that prior years' unamortized start-up costs be charged to income as a cumulative effect of a change in accounting principle. Accordingly, the Company reported a $1.8 million charge to net income during the first quarter as a cumulative effect of a change in accounting principle.

2. REAL ESTATE:

     TriNet's investments in real estate, at cost, were as follows (in thousands):

                                                     MARCH 31,     DECEMBER 31,
                                                        1999           1998
                                                     ----------    ------------
Buildings and Improvements.........................  $1,111,546     $1,119,425
Improved land......................................     229,024        230,401
Real estate held for sale..........................          --          3,500
  Less accumulated depreciation....................     (78,832)       (71,950)
                                                     ----------     ----------
                                                      1,261,738      1,281,376
Convertible mortgages..............................      43,623         27,725
Investments in and advances to unconsolidated joint
  ventures.........................................     119,872        119,738
                                                     ----------     ----------
       Net real estate.............................  $1,425,233     $1,428,839
                                                     ==========     ==========

  Investments in and Advances to Unconsolidated Joint Ventures:

     At March 31, 1999, TriNet had $119.9 million invested in six unconsolidated real estate joint ventures: TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), W9/TriNet Poydras, LLC ("Poydras"), Corporate Technology Associates LLC ("CTC I"), Sierra Land Ventures ("Sierra"), Corporate Technology Centre Associates II LLC ("CTC II"), and TriNet Milpitas Associates, LLC ("Milpitas"), for the purpose of operating, acquiring, and, in certain cases, developing properties. At March 31, 1999, the ventures comprised 24 operating properties totaling 2.4 million square feet, 19.4 acres of land under development and 51.7 acres of land held for development. The 24 operating properties owned at March 31, 1999 had a total purchase price of

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

$331.8 million. The purchase price of the land, either held or under development was approximately $66.9 million. Third party debt related to these investments totalled $250.1 million at March 31, 1999. On an aggregate book basis, the joint ventures had total assets of $434.2 million, total liabilities of $324.6 million, and net income of $1.7 million. TriNet accounts for these investments under the equity method, because TriNet's joint venture partners have certain participating rights which constitute shared control.

     TriNet's investments in and advances to unconsolidated joint ventures, its percentage ownership interests and their respective revenues at March 31, 1999 are presented below (in thousands):

                                                              ACCRUED                   JOINT                         THIRD
   UNCONSOLIDATED      OWNERSHIP     EQUITY       NOTES       INTEREST      TOTAL      VENTURE   INTEREST   TOTAL     PARTY
    JOINT VENTURE          %       INVESTMENT   RECEIVABLE   RECEIVABLE   INVESTMENT   INCOME     INCOME    INCOME     DEBT
   --------------      ---------   ----------   ----------   ----------   ----------   -------   --------   ------   --------
Operating:
  Sunnyvale..........    44.7%      $ 6,232      $    --       $   --      $  6,232     $271      $   --    $  271   $ 16,862
  Poydras............    50.0%       12,445       14,890          404        27,739       93         404       497     78,610
  CTC II.............    50.0%        1,998       28,732        1,212        31,942     (103)        896       793     16,856
  Milpitas...........    50.0%       27,694           --           --        27,694      651          --       651     82,951
Developments:
  Sierra.............    50.0%        7,229           --           --         7,229        3          --         3      7,540
  CTC I..............    50.0%       19,036           --           --        19,036        4          --         4     47,232
                                    -------      -------       ------      --------     ----      ------    ------   --------
         Total.......               $74,634      $43,622       $1,616      $119,872     $919      $1,300    $2,219   $250,051
                                    =======      =======       ======      ========     ====      ======    ======   ========

     At March 31, 1999, TriNet was the guarantor for 25% of Poydras's $78.6 million third party debt and 50% of CTC I's $47.2 million construction loan. Additionally, under certain circumstances, the Company had commitments to fund further development costs for CTC I, up to a maximum of $16.3 million. The Company has the right, however, to arrange financing secured by the development project to reduce this funding commitment.

     The limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 258,894 shares of the Company's common stock in lieu of cash. Additionally, commencing in March 2001 and February 2002, subject to acceleration under certain circumstances, partnership units held by certain partners of Poydras and Milpitas may be converted into 304,977 and 856,066 shares, respectively, of TriNet's common stock.

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

3. DEBT:

     Debt consists of the following (in thousands):

                                           BALANCE AS OF
                                    ---------------------------      INTEREST RATE
                                     MARCH 31,     DECEMBER 31,     AS OF MARCH 31,      MATURITY
               LOAN                    1999            1998              1999              DATE
               ----                 -----------    ------------    -----------------    ----------
Acquisition Facility..............   $176,000        $188,900         LIBOR + 0.750%    05/31/2001
7.30% Notes due 2001..............    100,000         100,000                 7.300%    05/15/2001
1994 Mortgage Loan................     55,013          55,013         LIBOR + 1.000%    12/01/2004
7.95% Notes due 2006..............     50,000          50,000                 7.950%    05/15/2006
7.70% Notes due 2017..............    100,000         100,000                 7.700%    07/15/2017
6.75% Drs. due 2013 (1)...........    125,000         125,000                 6.750%    03/01/2013
Other Mortgage Loans..............     29,515          29,726        6.00% - 11.375%       (2)
                                     --------        --------
                                      635,528         648,639
Less debt discount................       (899)           (919)
                                     --------        --------
                                     $634,629        $647,720
                                     ========        ========

---------------
(1) Subject to mandatory tender on 3/1/2003. Initial coupon of 6.75% applies to first five year term only.

(2) Other Mortgage Loans mature at various dates through 2010.

     The 30-day LIBOR rate as of March 31, 1999 was 4.93719%. Effective October 1, 1995, the Company entered into an interest rate swap agreement which, together with certain existing interest rate cap agreements, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. At March, 1999, the swap agreement, together with the Cap agreements had a fair market value totalling $402,000.

     The following table presents loan costs and related accumulated amortization associated with loans outstanding (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         1999           1998
                                                       ---------    ------------
Loan origination costs...............................   $ 8,633       $ 8,564
Protection agreement costs...........................     9,686         9,686
                                                        -------       -------
                                                         18,319        18,250
Accumulated amortization.............................    (6,477)       (6,012)
                                                        -------       -------
Loan origination costs and protection agreement
  costs, net.........................................   $11,842       $12,238
                                                        =======       =======

     The following table sets forth the components of interest expense for the periods presented (in thousands):

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            ---------------------
                                                              1999         1998
                                                            ---------    --------
Interest incurred.........................................   $11,222      $8,065
Capitalized interest......................................      (545)         --
Amortization of loan origination costs, interest rate
  protection agreements, and loan discounts...............       485         641
                                                             -------      ------
                                                             $11,162      $8,706
                                                             =======      ======

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

     Cash interest paid for the three months ended March 31, 1999 and 1998 was $12.5 million and $6.5 million, respectively.

4. STOCKHOLDERS' EQUITY:

     On March 15, 1999, the Company paid a quarterly dividend of $0.5859 per Series A perpetual preferred share, $0.5750 per Series B perpetual preferred share and $0.5000 per Series C perpetual preferred share to preferred shareholders of record on February 26, 1999.

     On February 25, 1999, the Company declared a distribution of $0.65 per common share, payable April 15, 1999, to common shareholders of record as of March 31, 1999.

5. COMMITMENTS AND CONTINGENCIES:

     The Company is subject to option agreements with four existing tenants which could require the Company to fund tenant improvements on approximately 25,000 square feet and to construct approximately 541,000 square feet of additional adjacent space on which the Company would receive additional rent under the terms of the option agreements. The option agreements commence and expire at various dates through 2012.

     At March 31, 1999, TriNet had an obligation to loan TN-CP Venture One ("TN-CP") up to $40.4 million . TN-CP, a Texas joint venture between TriNet and Sierra Office Venture Three, Ltd. ("SOVT"), was formed to provide a take-out commitment to SOVT to acquire Sierra III, a build-to-suit office building, located in Irving, Texas, which will be 100% occupied upon completion in January 2000. TriNet's obligation to make such loan is conditioned upon TN-CP acquiring Sierra III from SOVT. TN-CP's obligation to purchase Sierra III from SOVT is conditioned upon satisfaction of certain requirements related to the completion of the project and the tenant's occupancy of the building. TriNet is the Managing Partner of TN-CP and has an option to acquire Sierra III from TN-CP, at its sole election, based upon a pre-determined formula.

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

6. EARNINGS PER SHARE:

     The following table presents the basic and diluted earnings per share calculations for the periods presented (dollars in thousands, except per share amounts):

                                                               MARCH 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
NUMERATOR
  Basic:
     Income before cumulative effect of a change in
       accounting principle..............................  $21,026    $19,042
     Cumulative effect of a change in accounting
       principle.........................................   (1,810)        --
                                                           -------    -------
     Net income..........................................   19,216     19,042
     Preferred dividend requirement......................   (3,919)    (3,919)
                                                           -------    -------
     Earnings available to common shares.................   15,297     15,123
                                                           -------    -------
  Diluted:
     Earnings available to common shares.................   15,297     15,123
     Equity earnings in joint ventures attributable to
       convertible partnership units.....................       92         --
                                                           -------    -------
     Earnings available to common shares, as adjusted....  $15,389    $15,123
                                                           =======    =======
DENOMINATOR
  Basic:
     Weighted average common shares outstanding..........  $24,876    $23,131
  Diluted:
     Weighted average common shares outstanding..........   24,876     23,131
     Shares issuable from assumed conversion of common
       stock options.....................................       10        280
     Shares issuable in exchange for land................      103
     Partnership units as if converted...................      305         --
                                                           -------    -------
     Weighted average common shares outstanding, as
       adjusted..........................................   25,294     23,411
                                                           =======    =======
EARNINGS AVAILABLE PER COMMON SHARE -- BASIC:
     Income available before cumulative effect of a
       change in accounting principle....................  $  0.68    $  0.65
     Cumulative effect of a change in accounting
       principle.........................................    (0.07)        --
                                                           -------    -------
     Earnings available per common share.................  $  0.61    $  0.65
                                                           =======    =======
EARNINGS AVAILABLE PER COMMON SHARE -- DILUTED:
     Income available before cumulative effect of a
       change in accounting principle....................  $  0.68    $  0.65
     Cumulative effect of a change in accounting
       principle.........................................    (0.07)        --
                                                           -------    -------
     Earnings available per common share, as adjusted....  $  0.61    $  0.65
                                                           =======    =======

     For the quarter ended March 31, 1999 and 1998, there were 1,180,037 and 258,894 weighted average partnership units outstanding, on an as converted basis, respectively, that were not assumed converted into

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

common shares since they were antidilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent periods.

7. SUBSEQUENT EVENTS

     MJDesigns, Inc., a tenant of TriNet occupying a 510,000 square foot industrial building in Coppell, Texas, is in default under its lease. On February 2, 1999, the tenant filed for protection under Chapter 11 of the federal bankruptcy laws. On April 30, 1999, MJ Designs rejected its lease with TriNet, but will remain in the building until May 31, 1999. Effective May 1, 1999, MJ Designs is paying TriNet $7,742 per day to continue occupying the premises. The Company has collected $2.5 million on a standby letter of credit it held as collateral under the lease and $524,000 of cash previously held in escrow. The Company applied a majority of the collateral proceeds to $466,000 of delinquent property taxes paid by TriNet on behalf of the tenant, $633,000 to rents and late fees due in the first quarter of 1999 and $1.2 million towards the write-off of straight line rents receivable. The annual rents under this lease totalled approximately $2.3 million in cash rents plus approximately $300,000 in straight-line rents, which represented less than 1.6% of the Company's total revenues at December 31, 1998. Currently, the company is actively marketing the property for sale or lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and also with the Company's Annual Report for 1998 filed on Form 10-K. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section have the meaning ascribed to them in such financial statements and the notes thereto.

OVERVIEW

     TriNet is a real estate investment trust ("REIT") which owns predominately strategic corporate office and industrial properties net leased to large, well know companies. The Company believes that operating a national portfolio of real estate reduces the risk of exposure to economic downturns in any one market. As of March 31, 1999, TriNet's portfolio consisted of 145 properties, which comprised more than 19.4 million rentable square feet in 25 states.

     First quarter highlights consist of:

  Acquisitions and Dispositions

     - During the first quarter of 1999, TriNet structured a $15.9 million convertible mortgage on a 109,043 square foot office building in Richardson, Texas. TriNet is earning an 11% initial yield on the mortgage and has the option to acquire the building after seven months by funding an additional $0.5 million.

     - TriNet raised approximately $14.7 million in proceeds from the sale of two buildings during the first quarter of 1999, including its last remaining retail property in the Louisiana Retail Portfolio.

  Leasing Activity

     TriNet executed eight new leases and/or lease extensions on 705,325 square feet of office and industrial space during the first three months of 1999, generating approximately a 10% increase in annual rent on those leases. The larger leasing transactions included:

     - An agreement with AT&T Capital/Newcourt Credit Group ("Newcourt") which permits Newcourt to remain in the 420,000 square foot Gatehall Corporate Center office property in Parsippany, N.J., for approximately seven months following the July 2000 expiration of its current lease. This arrangement gives TriNet two full years of lead time to re-tenant the property. Newcourt continues to pay rent at its current contractual rate during the extension period and has paid TriNet $2.5 million as consideration for the right to occupy the property past the lease expiration date. The $2.5 million is being amortized over the remaining lease term.

     - A new, five-year lease on 41,068 square feet of R&D space in suburban Boston effective June 15, 1999. Stream International Services Corporation, the new tenant, will occupy more than half the space of an 80,000 square foot building that was vacant when TriNet acquired it as part of a portfolio of 14 properties.

     - A five-year extension option exercised by Lockheed Martin on a 174,600 square foot Silicon Valley office property. The extension begins July 1, 1999, at a rent that will be calculated based on CPI increases over the five-year period immediately preceding the beginning of the lease extension.

     - An early lease renewal by CitiCorp Universal Card on a 46,002 square foot office building in Jacksonville, Florida. The rent on the five-year lease renewal represents an 18% increase in base rent over the original lease.

RESULTS OF OPERATIONS --
THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

  Earnings Available to Common Shares

     Earnings available to common shares increased by $174,000 to $15.3 million for the three months ended March 31, 1999, from $15.1 million for the same period in 1998. The increase is net of a $1.8 million charge to earnings for a cumulative effect of a change in accounting principle in the first quarter of 1999.

  Rent Revenues

     Rental revenues for the first three months of 1999 increased by $4.0 million or 11.3% to $39.3 million, as compared to $35.3 million for the same period in 1998. The increase was primarily attributable to 1998 and 1999 acquisitions, which generated an increase in revenues of $6.1 million, offset by a decrease in revenues of approximately $2.1 million for properties sold in 1998 and 1999.

  Joint Venture Income

     For the three months ended March 31, 1999, joint venture income increased by $471,000, from $448,000 in 1998 to $919,000 in 1999. The substantial increase was primarily attributable to the Milpitas joint venture formed in 1998, which generated revenues of $651,000 in the first quarter of 1999. Additionally, joint venture income attributable to the Sunnyvale joint venture increased $52,000 in the first quarter of 1999 compared to the same period in 1998. These increases were offset by a decrease in net income of approximately $137,000 from the Poydras joint venture when compared to the same period in 1998, and a loss of $103,000 attributable to CTC II in the first quarter of 1999. TriNet earns interest income and other fees from the Poydras and CTC II joint ventures in addition to income (losses) from its equity interest (see "Interest Income" and "Other Income" below).

  Management Fees

     Management fees increased by $394,000 for the three months ended March 31, 1999 to $659,000 from $265,000 for the same period in 1998. The increase relates primarily to fees earned on the management of 24 properties acquired during 1998, 15 of which were acquired through joint ventures.

  Interest Income

     Interest income increased to $1.6 million for the three months ended March 31, 1999 from $120,000 for the same period in 1998. The increase consists of $1.3 million of interest income earned on loans made to its CTC II and Poydras joint ventures, $57,000 of interest earned on the Company's investment in G. Accion, a real estate company in Mexico with which the company has a strategic alliance, and an increase of $79,000 of interest on cash balances over the 1998 amount.

  Other Income

     Other income for the three months ended March 31, 1999 consisted of a $250,000 non-compete fee, amortization of $209,000 of the $2.5 million received from Newcourt (see "Overview: Leasing Activity"), a $98,000 credit enhancement fee, and $107,000 of dividend income. Other income of $773,000 for the three months ended March 31, 1998, consisted primarily of fees from the Company's advisory services provided in connection with the formation of the Poydras joint venture.

  Property Operating Costs

     For the three months ended March 31, 1999, property-operating costs increased $566,000, or 45%, to $1.8 million from $1.3 million for the same period of 1998. The increase in property operating costs is due to the costs associated with the net growth in the Company's real estate portfolio during 1998.

  General and Administrative

     For the three months ended March 31, 1999, general and administrative expenses increased by $568,000, or 23%, to $3.1 million compared to $2.5 for the same period in 1998. This increase is primarily a result of increased personnel and related overhead from the Company's net growth during 1998. General and administrative expenses as a percentage of weighted average joint venture investments and undepreciated real estate was .20% for the first quarter of 1999 and 1998.

  Interest Expense

     Interest expense increased by $2.5 million, or 29% to $11.2 million for the three months ended March 31, 1999, from $8.7 million for the same period in 1998. This increase is due to a greater weighted average debt balance of $636.3 million for the three months ended March 31, 1999, compared to $437.2 million for the same period of 1998. The increase in the debt balance is primarily attributable to the issuance of $125.0 million of Dealer remarketable securities (the "Drs.") in February 1998 and a higher average balance outstanding on the the Company's $350 million unsecured revolving credit facility (the "Acquisitions Facility"). Interest expense was reduced by $545,000 of capitalized interest costs associated with development projects in certain joint venture partnerships for the three months ended March 31, 1999. The Company's weighted average interest rate decreased from the first three months of 1998 from 7.36% to 7.05% for the first three months of 1999.

  Depreciation and Amortization

     Depreciation and amortization increased by 10% for the three months ended March 31, 1999, when compared to the first three months of 1998, a result of the Company's larger asset base.

  Minority Interest

     Minority interest of $41,000 for the first three months of 1999 represents the limited partners' share of net income from TriNet Property Partners, L.P. ("TriNet Property Partners"), a partnership formed in December 1997. TriNet has a 96.5% interest in TriNet Property Partners and is the sole general partner. TriNet Property Partners purchased nine office/R&D properties in December 1997 and five additional office/R&D properties in the first six months of 1998 from a group of private partnerships.

  Gain on Sale of Real Estate

     On March 12, 1999, TriNet sold an 82,600 square foot office building located in Allen, Texas for $11.2 million and recognized a gain of $1.2 million on the transaction. TriNet also disposed of its last retail property in the first quarter of 1999 for $3.5 million. The retail property was classified as held for sale at December 31, 1998, and a provision for asset held for sale of $5.7 million was recognized in 1998.

  Cumulative Effect of a Change in Accounting Principle

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities, including organization costs, to be charged to operations as incurred for fiscal years beginning after December 15, 1998. The initial application of SOP 98-5 requires that prior years' unamortized start-up costs be charged to income as a cumulative effect of a change in accounting principle. Accordingly, the Company reported a $1.8 million charge to net income during the first quarter as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased by $4.8 million to $26.9 million for the three months ended March 31, 1999, compared to $31.7 million the same period in 1998. The decrease was primarily due to timing differences in the payment of accounts payable and the receipt of $10.0 million for tenant security deposits in the first quarter of 1998. Net cash used in investing activities decreased $181.3 million to $2.7 million for the three months ended March 31, 1999, compared to $184.0 million in the first three months of 1998. The decrease was the result of a reduction in acquisitions in the first quarter of 1999 compared to the same period in 1998. The Company incurred $633,000 of capital expenditures in the first quarter of 1999, primarily for improvements relating to existing properties.

     Net cash used by financing activities was $32.9 million for the three months ended March 31, 1999, which consisted primarily of a net decrease in borrowings on the Acquisitions Facility of $12.9 million and dividends on common and preferred stock totalling $20.1 million. For the three months ended March 31, 1998, net cash provided by financing activities was $166.9 million, primarily the result of proceeds from an $89.0 million common stock offering in January 1998, a $30.0 million common stock offering in March 1998 and the issuance of $125.0 million of Drs. in February 1998.

     The Company has an agreement with a group of 15 banks led by Morgan Guaranty Trust Company of New York which provides the Company with a $350 million unsecured revolving credit facility. The Acquisition Facility matures on May 31, 2001 and has an automatic one-year extension option. The Company can extend the facility for a second one-year term and increase the facility size up to $500 million with approval of the bank group. LIBOR-based borrowings under the facility are based on the Company's credit ratings. The Facility bears interest at LIBOR plus 0.75% and requires an annual facility fee of $ 0.15%. The Facility also has a $225 million competitive bid feature, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The facility requires interest only payments until maturity, at which time outstanding borrowings are due and payable. At March 31, 1998, the Company had $174.0 million available under the Acquisition Facility.

     Outstanding debt as of March 31, 1999 consisted of mortgage notes totalling $84.5 million, unsecured long-term notes of $375.0 million and an outstanding balance on the Acquisitions Facility of $176.0 million. Future maturities of long-term debt and mortgages from March 31, 1999 through 2003 and thereafter are presented below (in thousands):

Remainder of 1999.........................................  $    659
               2000.......................................     4,683
               2001.......................................   100,854
               2002.......................................    15,135
               2003.......................................       568
Thereafter(1).............................................   337,629
                                                            --------
                                                            $459,528
                                                            ========

---------------
(1) On February 24, 1998, the Company sold to the public $125 million of 6.75% Drs. notes. Upon certain terms and conditions, the Drs. are subject to a mandatory tender on March 1, 2003, to either the Dealer or TriNet. If tendered to the Dealer, the Drs. must be remarketed by the dealer.

     TriNet considers its liquidity and ability to generate cash from operations and financings to be adequate and expects them to continue to be adequate to meet the Company's acquisition, development, operating, debt service and shareholder distribution requirements.

     The Company has on file with the Securities and Exchange Commission two Form S-3 Registration Statements. One registration statement is a universal shelf registration statement authorizing the issuance of debt securities, common stock, preferred stock or depository shares representing preferred stock of the Company with a remaining availability of $232.3 million. A second registration statement authorized the issuance of $250.0 million of debt securities and has a remaining availability of $150.4 million. The exact amount of debt, common stock, preferred stock, and depository shares representing preferred stock issued will depend on acquisitions, asset sales, the Company's senior unsecured debt and preferred stock ratings, and the general interest rate environment.

     In managing the Company's long-term liquidity, consideration is given to both the weighted average maturity of the Company's fixed-rate debt instruments and to the ratio of total debt to total market capitalization. As of March 31, 1999 and 1998, the Company's weighted average fixed-rate debt maturity was 7.3 years and 8.6 years, respectively, and the ratio of total debt to total market capitalization was 42.3% and 31.6%, respectively.

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

     The Company's efforts to address its Year 2000 issues are focused in the following three areas: (i) reviewing and taking any necessary steps to attempt to correct the Company's computer information systems (i.e., software applications and hardware platforms), (ii) evaluating and making any necessary modifications to other computer systems that do not relate to information technology but include embedded technology at its properties, such as security, heating, ventilation, and air conditioning, elevator, fire and safety systems, and (iii) communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect the Company.

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

     Embedded Systems. The Company has reviewed all of its properties' operating leases to determine whether the tenant or the Company has the responsibility to address Year 2000 issues. For those properties with respect to which the Company is responsible for Year 2000 compliance, independent consultants have performed on-site inventories of the embedded systems (e.g. security, heating, ventilation and air conditioning, fire and elevator systems) and have contacted the various manufacturers to determine whether the embedded systems are Year 2000 compliant. Based on the inventory and responses from manufacturers to date, the Company has identified 21 embedded systems that are not Year 2000 compliant, and may need to be replaced or repaired. There are an additional 41 systems where further testing is necessary to determine compliance.

     For those 21 systems that have been identified as non-compliant a program has been initiated to repair, replace and test. With respect to those properties for which the Company is not responsible for Year 2000 compliance, written notices have been sent to tenants informing them of their obligations under the leases. A program is in place to follow up with these tenants to ensure that they are taking action and meeting their responsibilities under their leases.

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

  Costs to Address the Company's Year 2000 Issues

     As of March 31, 1999, the Company has paid $130,000 and accrued $330,000 for Year 2000 costs since the inception of the program. The Company has a remaining budget of $187,500 for 1999. The Company expects that a substantial portion of these costs will be passed back to the tenant through recoveries of operating expenses and that the remaining costs of addressing the Year 2000 issues will be funded through operating cash flows.

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

                                                                FOR THE
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                             (IN THOUSANDS)
                                                            1999       1998
                                                           -------    -------
Funds From Operations:
  Income before gain on sale of real estate, and
     cumulative effect of a change in accounting
     principle...........................................  $19,873    $17,927
  Real estate depreciation...............................    6,971      6,418
  Joint venture depreciation.............................      831        204
  Preferred dividend requirement.........................   (3,919)    (3,919)
                                                           -------    -------
          Total Funds From Operations....................  $23,756    $20,630
                                                           =======    =======

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS
    --------
      27.1      Financial Data Schedule.

  Reports on Form 8-K

                                                                FINANCIAL
                  DATE                    ITEMS REPORTED        STATEMENTS
                  ----                    --------------        ----------
February 3, 1999........................        5                   No

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRINET CORPORATE REALTY TRUST, INC.
                                          (Registrant)

                                          BY:     /s/ ELISA F. DITOMMASO

                                             -----------------------------------
                                                     Elisa F. DiTommaso
                                             Senior Vice President, Finance and
                                             Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

DATE: May 17, 1999

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                                   EXHIBIT
    -------                                  -------
     27.1          Financial Data Schedule