Form 10-Q
period 1999-06-30
TRINET CORPORATE REALTY TRUST INC
filed 1999-08-13
CIK 899162

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

                  For the quarterly period ended June 30, 1999

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

                               ------------------

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

     25,066,760 shares of Common Stock, $.01 par value as of August 13, 1999

                       TRINET CORPORATE REALTY TRUST, INC.
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                      INDEX


PART I - FINANCIAL INFORMATION                                                      PAGE
------------------------------                                                      ----

  Item 1.      Financial Statements (Unaudited)

                      Consolidated Balance Sheets
                      as of June 30, 1999 and December 31, 1998                      3

                      Consolidated Statements of Operations
                      for the six months ended June 30, 1999 and 1998                4

                      Consolidated Statements of Cash Flows
                      for the six months ended June 30, 1999 and 1998                5

                      Notes to Consolidated Financial Statements                     6

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                         13


PART II - OTHER INFORMATION
---------------------------

  Item 1.      Legal Proceedings                                                     25

  Item 2.      Changes in Securities                                                 25

  Item 3.      Defaults Upon Senior Securities                                       25

  Item 4.      Submission of Matters to a Vote of
                      Security Holders                                               25

  Item 5.      Other Information                                                     26

  Item 6.      Exhibits and Reports on Form 8-K                                      26

  Signatures                                                                         27

                       TRINET CORPORATE REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                            June 30, 1999       December 31, 1998
                                                                            -------------       -----------------
                                                                             (Unaudited)
ASSETS

Real estate                                                                 $   1,507,567         $   1,500,789
   Less accumulated depreciation                                                  (85,847)              (71,950)
                                                                            -------------         -------------
                                                                                1,421,720             1,428,839
Cash and cash equivalents                                                           7,559                19,323
Restricted cash                                                                     8,110                17,768
Deferred rent receivable                                                           28,690                27,235
Loan costs, net                                                                    11,382                12,238
Other assets, net                                                                  17,565                21,164
                                                                            -------------         -------------
                                                                            $   1,495,026         $   1,526,567
                                                                            =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Debt                                                                     $     622,334         $     647,720
   Dividends payable                                                               16,215                16,167
   Other liabilities                                                               45,884                56,655
                                                                            -------------         -------------
       Total liabilities                                                          684,433               720,542
                                                                            -------------         -------------

Commitments and contingencies (notes 2,5)                                               -                     -
Minority interest                                                                   2,565                 2,565

Stockholders' equity:
   Preferred stock, $0.01 par value, 10,000,000 shares authorized:
       Series A: 2,000,000 shares issued and outstanding
           at June 30, 1999 and December 31, 1998                                      20                    20
           (aggregate liquidation preference $50,000)
       Series B: 1,300,000 shares issued and outstanding
           at June 30, 1999 and December 31, 1998                                      13                    13
           (aggregate liquidation preference $32,500)
       Series C: 4,000,000 shares issued and outstanding
           at June 30, 1999 and December 31, 1998                                      40                    40
           (aggregate liquidation preference $100,000)
   Common stock, $0.01 par value, 40,000,000 shares authorized:
       25,066,760 and 24,872,429 shares issued and outstanding at
       June 30, 1999 and December 31, 1998                                            251                   249
   Paid-in-capital                                                                861,476               855,568
   Accumulated deficit                                                            (53,772)              (52,430)
                                                                            -------------         -------------
       Total stockholders' equity                                                 808,028               803,460
                                                                            -------------         -------------
                                                                            $   1,495,026         $   1,526,567
                                                                            =============         =============


                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited and in thousands, except per share data)


                                                                    Six Months Ended             Three Months Ended
                                                                        June 30,                      June 30,
                                                                -------------------------     -------------------------
                                                                   1999           1998           1999           1998
                                                                ----------     ----------     ----------     ----------
Revenues:
   Rent                                                         $   78,573     $   71,955     $   39,287     $   36,689
   Joint venture income                                              1,515          1,510            596          1,062
   Property management fees                                          1,437            596            778            331
   Interest income                                                   3,279            580          1,723            459
   Other income                                                      1,624            898            960            126
                                                                ----------     ----------     ----------     ----------
      Total revenues                                                86,428         75,539         43,344         38,667
                                                                ----------     ----------     ----------     ----------

Expenses:
   Property operating costs                                          4,034          2,931          2,208          1,671
   General and administrative                                        6,307          5,355          3,229          2,845
   Interest                                                         22,171         17,569         11,009          8,863
   Depreciation and amortization                                    14,264         13,099          7,160          6,642
                                                                ----------     ----------     ----------     ----------
   Income before minority interest, gain on sale,
      extraordinary item and cumulative effect                      39,652         36,585         19,738         18,646
   Minority interest                                                   (81)           (46)           (40)           (34)
   Gain on sale of real estate                                       1,153          1,115              -              -
                                                                ----------     ----------     ----------     ----------
   Income before extraordinary item and cumulative effect           40,724         37,654         19,698         18,612
   Extraordinary loss from early extinguishment of debt                  -         (1,272)             -         (1,272)
   Cumulative effect of a change in accounting principle            (1,810)             -              -              -
                                                                ----------     ----------     ----------     ----------
      Net income                                                    38,914         36,382         19,698         17,340
      Preferred dividend requirement                                (7,839)        (7,839)        (3,920)        (3,920)
                                                                ----------     ----------     ----------     ----------
      Earnings available to common shares:
         Basic                                                  $   31,075     $   28,543     $   15,778     $   13,420
                                                                ==========     ==========     ==========     ==========
         Diluted                                                $   31,259     $   28,543     $   15,909     $   13,420
                                                                ==========     ==========     ==========     ==========

   Earnings available per common share, basic:
      Income available before extraordinary item                $     1.32     $     1.24     $     0.63     $     0.59
      Earnings available                                        $     1.25     $     1.19     $     0.63     $     0.54
   Earnings available per common share, assuming dilution:
      Income available before extraordinary item                $     1.30     $     1.23     $     0.63     $     0.59
      Earnings available                                        $     1.23     $     1.18     $     0.63     $     0.54
   Weighted average number of common shares outstanding:
      Basic                                                         24,917         23,894         24,957         24,649
      Diluted                                                       25,335         24,141         25,449         24,853
   Dividends declared per common share                          $     1.30     $     1.28     $     0.65     $     0.64


                     The accompanying notes are an integral
                       part of these financial statements

                       TRINET CORPORATE REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                                              Six Months Ended
                                                                                   June 30,
                                                                          --------------------------
                                                                             1999            1998
                                                                          ----------      ----------
Cash flows from operating activities:
   Net income                                                             $   38,914      $   36,382
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Extraordinary loss                                                          -           1,272
       Minority interest                                                          81              46
       Depreciation and amortization                                          14,264          13,099
       Amortization of loan costs and discounts                                  974           1,261
       Straight-line rent adjustments                                         (2,708)         (4,477)
       Gain on sale of real estate                                            (1,153)         (1,115)
       Joint venture income                                                   (1,515)         (1,510)
       Distributions from operations of joint ventures                         2,842             701
       Cumulative effect of a change in accounting principle                   1,810               -
   Cash provided by (used in) operating assets and liabilities:
       Other assets                                                            2,828          (6,634)
       Other liabilities                                                      (9,626)         18,656
                                                                          ----------      ----------
           Net cash provided by operating activities                          46,711          57,681
                                                                          ----------      ----------
Cash flows from investing activities:
   Real estate acquisitions                                                  (16,864)       (218,480)
   Net proceeds from sale of real estate                                      14,480          12,299
   Net investments in and advances to unconsolidated joint ventures           (2,072)        (76,889)
   Other capital expenditures and investments                                 (2,648)         (5,609)
                                                                          ----------      ----------
           Net cash used in investing activities                              (7,104)       (288,679)
                                                                          ----------      ----------
Cash flows from financing activities:
   Net (repayments)/borrowings on Acquisition Facilities                     (25,000)         16,700
   Mortgage note principal payments                                             (426)           (190)
   Preferred dividends paid                                                   (7,839)         (7,839)
   Common dividends paid                                                     (32,368)        (28,809)
   Proceeds from issuance of common stock                                      4,763         143,227
   Proceeds from senior unsecured debt offering                                    -         124,633
   Minority interest contributions, net of distributions                         (81)          1,746
   Decrease/(increase) in restricted cash and investments                      9,658         (11,432)
   Increase in loan costs                                                        (78)         (1,634)
                                                                          ----------      ----------
           Net cash (used in)/provided by financing activities               (51,371)        236,402
                                                                          ----------      ----------
(Decrease)/increase in cash and cash equivalents                             (11,764)          5,404
Cash and cash equivalents, at beginning of period                             19,323             303
                                                                          ----------      ----------
Cash and cash equivalents, at end of period                               $    7,559      $    5,707
                                                                          ==========      ==========
Supplemental Schedule of Noncash Investing and Financing Activities:
   Mortgages assumed in connection with property acquisitions             $        -      $   18,890
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

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of TriNet's consolidated financial position, results of operations and cash flows for the interim period. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the entire year.

  Proposed Merger Transaction:

        TriNet, Starwood Financial Trust ("Starwood") and a newly-formed wholly-owned subsidiary of Starwood executed an agreement and plan of merger on June 15, 1999 providing for the merger of the newly-formed subsidiary with and into TriNet. TriNet will survive the merger as a subsidiary of Starwood.

        On July 26, 1999, TriNet and Starwood filed with the Securities and Exchange Commission a joint proxy statement and prospectus for the merger. The terms of the merger are governed by the merger agreement filed as an exhibit to TriNet's current report on Form 8-K dated June 15, 1999. The joint proxy statement and prospectus was filed with the SEC on a confidential basis and will be circulated to TriNet and Starwood shareholders once it has been declared effective by the SEC.

  Recent Accounting Pronouncement:

        On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999, the FASB voted to defer the effective date of SFAS 133 for one year. SFAS 133 is effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company plans to adopt this pronouncement for its fiscal year beginning on January 1, 2001, and will determine the impact of adoption prior to that date.

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

                       TRINET CORPORATE REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


2.      Real Estate:

        The following summarizes the Company's real estate investments as of June 30, 1999 and December 31, 1998 (in thousands):


                                                            June 30,        December 31,
                                                              1999              1998
                                                          ------------      ------------
                                                           (Unaudited)        (Audited)
Buildings and improvements                                $  1,138,262      $  1,119,425
Improved land                                                  232,982           230,401
Real estate held for sale                                            -             3,500
    Less accumulated depreciation                              (85,847)          (71,950)
                                                          ------------      ------------
                                                             1,285,397         1,281,376
Convertible mortgage                                            15,898            27,725
Investments in and advances to
    unconsolidated joint ventures                              120,425           119,738
                                                          ------------      ------------
       Net Real estate                                    $  1,421,720      $  1,428,839
                                                          ============      ============


  Investments in and Advances to Unconsolidated  Joint Ventures

        At June 30, 1999, TriNet had $120.4 million invested in six unconsolidated real estate joint ventures: TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), W9/TriNet Poydras, LLC ("Poydras"), Corporate Technology Associates LLC ("CTC I"), Sierra Land Ventures ("Sierra"), Corporate Technology Centre Associates II LLC ("CTC II"), and TriNet Milpitas Associates, LLC ("Milpitas"), for the purpose of acquiring, operating, and, in certain cases, developing properties. At June 30, 1999, the ventures assets consisted of 24 operating properties totaling 2.4 million square feet, 19.4 acres of land under development and 41.7 acres of land held for development. The 24 operating properties owned at June 30, 1999 had a total purchase price of $331.8 million. The purchase price of the land, both under development, or held for development, was approximately $63.0 million. Third party debt related to these investments totaled $253.7 million at June 30, 1999. In the aggregate, the joint ventures had total assets of $437.6 million, total liabilities of $328.9 million, and net income of $2.9 million. TriNet accounts for these investments under the equity method, because TriNet's joint venture partners have certain participating rights which limit the Company's control.

        TriNet's investments in and advances to unconsolidated joint ventures, its percentage ownership interests and their respective revenues as of and for the six months ended June 30, 1999, are presented below (in thousands):


                                                          Accrued                  Joint
 Unconsolidated       Ownership   Equity       Notes     Interest      Total      Venture     Interest      Total     Third Party
  Joint Venture           %     Investment  Receivable  Receivable  Investment    Income       Income      Income     Debt @ 100%
 --------------       --------- ----------  ----------  ----------  ----------  ----------   ----------  ----------   -----------
Operating:
   Sunnyvale            44.7%   $    6,170  $        -  $        -  $    6,170  $      541   $        -  $      541    $   16,796
   Poydras              50.0%       12,537      14,890         408      27,835         184          812         996        78,610
   CTC II               50.0%        1,690      28,733       2,130      32,553        (409)       1,814       1,405        16,764
   Milpitas             50.0%       28,232           -           -      28,232       1,188            -       1,188        82,724
Developments:
   Sierra               50.0%        6,233           -           -       6,233           4            -           4         4,951
   CTC I                50.0%       19,402           -           -      19,402           7            -           7        53,807
                                ----------  ----------  ----------  ----------  ----------   ----------  ----------    ----------
         Total                  $   74,264  $   43,623  $    2,538  $  120,425  $    1,515   $    2,626  $    4,141    $  253,652
                                ==========  ==========  ==========  ==========  ==========   ==========  ==========    ==========

                       TRINET CORPORATE REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


        At June 30, 1999, TriNet was the guarantor for 25% of Poydras' $78.6 million third party debt. TriNet was also the guarantor of 50% of CTC I's $53.8 million construction and land loans. This guarantee will reduce to 25% upon achievement of certain leasing targets. Additionally, under certain circumstances, the Company has commitments to fund further development costs for the potential future development of phase two of CTC I, up to a maximum of $13.9 million. The Company has the right, however, to arrange financing secured by the development project to reduce this funding commitment.

        The limited partners of the Sunnyvale partnership have the option to convert their partnership interests into cash; however, the Company may elect to deliver 258,894 shares of the Company's common stock in lieu of cash. Additionally, commencing in March 2001 and February 2002, subject to acceleration under certain circumstances, including a change of ownership of TriNet, partnership units held by certain partners of Poydras and Milpitas may be converted into 304,977 and 856,066 shares, respectively, of TriNet's common stock.


3.      Debt:

        Debt consists of the following (in thousands):

                                          Balance as of
                                --------------------------------          Interest Rate
                                  June 30,          December 31,          as of June 30,        Maturity
        Loan                        1999                1998                   1999               Date
        ----                    -----------         ------------          --------------        --------
                                (Unaudited)          (Audited)
Acquisition Facility             $ 163,900           $ 188,900           LIBOR +   0.750%      05/31/2001
7.30% Notes due 2001               100,000             100,000                     7.300%      05/15/2001
1994 Mortgage Loan                  55,013              55,013           LIBOR +   1.000%      12/01/2004
7.95% Notes due 2006                50,000              50,000                     7.950%      05/15/2006
7.70% Notes due 2017               100,000             100,000                     7.700%      07/15/2017
6.75% Drs. Due 2013 (1)            125,000             125,000                     6.750%      03/01/2013
Other Mortgage Loans                29,300              29,726           6.000% - 11.375%          (2)
                                 ---------           ---------
                                   623,213             648,639
Less debt discount                    (879)               (919)
                                 ---------           ---------
                                 $ 622,334           $ 647,720
                                 =========           =========

        (1) Subject to mandatory tender on 3/1/2003. Initial coupon of 6.75% applies to first five year term only.

        (2)     Other Mortgage Loans mature at various dates through 2010.


        The 30-day LIBOR rate as of June 30, 1999, was 5.24%. Effective October 1, 1995, the Company entered into an interest rate swap agreement which, together with certain existing interest rate cap agreements, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. At June 30, 1999, the swap agreement, together with the cap agreements had a fair market value totaling $2.5 million.

                       TRINET CORPORATE REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)




  The following table sets forth the components of interest expense for the periods presented (in thousands):


                                                                    For the Six Months
                                                                      Ended June 30,
                                                              ------------------------------
                                                                  1999               1998
                                                              -----------        -----------
                                                                        (Unaudited)
Interest incurred                                             $    22,259        $    17,372
Capitalized interest                                               (1,062)            (1,064)
Amortization of loan costs, interest rate protection
      agreements, and loan discounts                                  974              1,261
                                                              -----------        -----------
                                                              $    22,171        $    17,569
                                                              ===========        ===========


        Cash interest paid for the six months ended June 30, 1999 and 1998 was $23.1 million and $15.3 million, respectively.

4.      Stockholders' Equity:

        On June 15 and March 15, 1999, the Company paid a quarterly dividend of $0.5859 per cumulative Series A preferred share, $0.5750 per cumulative Series B preferred share and $0.50 per cumulative Series C preferred share to preferred shareholders of record on June 1 and February 26, 1999, respectively.

        On May 27, 1999, the Company declared a distribution of $0.65 per common share, payable July 15, 1999, to common shareholders of record as of June 30, 1999.

        On February 25, 1999, the Company declared a distribution of $0.65 per common share, payable April 15, 1999, to common shareholders of record as of March 31, 1999.

                       TRINET CORPORATE REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


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

        At June 30, 1999, TriNet had an obligation to loan TN-CP Venture One ("TN-CP") up to $40.4 million. TN-CP, a Texas joint venture between TriNet and Sierra Office Venture Three, Ltd. ("SOVT"), was formed to provide a take-out commitment to SOVT to acquire Sierra III, a build-to-suit office building, located in Irving, Texas, which will be 100% leased under a 10-year net lease arrangement upon completion in January 2000. TriNet's obligation to make such loan is conditioned upon TN-CP acquiring Sierra III from SOVT. TN-CP's obligation to purchase Sierra III from SOVT is conditioned upon satisfaction of certain requirements related to the completion of the project and the tenant's occupancy of the building. TriNet is the Managing Partner of TN-CP and has an option to acquire Sierra III from TN-CP, at its sole election, based upon a pre-determined formula.

                       TRINET CORPORATE REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


6.      Earnings per Share:

        The following table presents the basic and diluted earnings per share calculations for the six months ended (dollars in thousands, except per share amounts):


                                                                                  June 30,           June 30,
                                                                                    1999               1998
                                                                                ------------       ------------
                                                                                          (Unaudited)
NUMERATOR
    Basic:
       Income before cumulative effect and extraordinary item                   $     40,724       $     37,654
       Cumulative effect of a change in accounting principle                          (1,810)                 -
       Extraordinary loss from early extinguishment of debt                                -             (1,272)
                                                                                ------------       ------------
       Net income                                                                     38,914             36,382
       Preferred dividend requirement                                                 (7,839)            (7,839)
                                                                                ------------       ------------
       Earnings available to common shares                                            31,075             28,543
                                                                                ------------       ------------
    Diluted:
       Earnings available to common shares                                            31,075             28,543
       Equity earnings in joint ventures attributable to convertible
         partnership units                                                               184                  -
                                                                                ------------       ------------
       Earnings available to common shares, as adjusted                         $     31,259       $     28,543
                                                                                ============       ============
DENOMINATOR
    Basic:
       Weighted average common shares outstanding                                     24,917             23,894
                                                                                ============       ============
    Diluted:
       Weighted average common shares outstanding                                     24,917             23,894
       Shares issuable from assumed conversion of common stock options                    18                247
       Shares issuable in exchange for land                                               95                  -
       Partnership units as if converted                                                 305                  -
                                                                                ------------       ------------
       Weighted average common shares outstanding, as adjusted                        25,335             24,141
                                                                                ============       ============

EARNINGS AVAILABLE PER COMMON SHARE - BASIC:
    Income available before extraordinary items                                 $       1.32       $       1.24
    Extraordinary items                                                                (0.07)             (0.05)
                                                                                ------------       ------------
    Earnings available                                                          $       1.25       $       1.19
                                                                                ============       ============

EARNINGS AVAILABLE PER COMMON SHARE - DILUTED:
    Income available before extraordinary items                                 $       1.30       $       1.23
    Extraordinary items                                                                (0.07)             (0.05)
                                                                                ------------       ------------
    Earnings available                                                          $       1.23       $       1.18
                                                                                ============       ============


        For the six months ended June 30, 1999 and 1998, there were 323,971 and 613,956 weighted average partnership units outstanding, on an as converted basis, respectively, that were not assumed converted into common shares since they were not dilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent periods.

                       TRINET CORPORATE REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


7.      Subsequent Events:

        On July 17, 1999, TriNet Management Operating Company, Inc. ("TMOC"), a taxable subsidiary of TriNet, collected a $750,000 fee pursuant to an agreement by TMOC to amend its Partnership Agreement dated December 4, 1998 with G. Accion, S.A. de C.V., ("G. Accion"), a Mexican real estate company. Under the amendment, G. Accion was allowed to enter a comprehensive funding arrangement with another party and TMOC relinquished certain governance and other rights it had with G. Accion. A TriNet representative continues to serve on the G. Accion Board or Directors.

        As part of its announced property disposition plan, on July 22, 1999, TriNet realized a $1.3 million gain on the $31.5 million sale of a Long Island, New York office property. TriNet originally acquired the 270,000 square foot office building, which is leased to Olympus America, in September of 1996 for $30 million. The net proceeds from the disposition were used to pay down the Company's $350 million unsecured revolving credit facility.

        On August 2, 1999, TriNet realized a $462,000 loss on the $8.8 million sale of two industrial properties located in the greater Syracuse, New York area. TriNet originally acquired the two 240,000 square foot industrial buildings, which are leased to GATX Logistics, Inc., in June of 1993 for $10.0 million. The proceeds from this sale, along with additional cash reserves, were used to partially repay $10.6 million of the 1994 Mortgage Loan which has a current principal balance of $44.4 million. In connection with this partial paydown the Company incurred certain prepayment penalties and wrote off a proportionate amount of unamortized loan costs which resulted in an extraordinary charge of $665,000 during the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and also with the Company's Annual Report for the fiscal year ended December 31, 1998, filed on Form 10-K. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section have the meaning ascribed to them in such financial statements and the notes thereto.

OVERVIEW

        TriNet is the largest publicly-traded company specializing in the net leasing of corporate office and warehouse distribution facilities. TriNet provides investment capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring properties subject to existing long-term leases to creditworthy office and industrial tenants. TriNet uses its real estate and credit underwriting expertise to structure transactions that seek to generate consistent, predictable cash flow growth, income growth and substantial residual value. As of June 30, 1999, TriNet's portfolio consisted of 145 properties, which comprised more than 19.5 million rentable square feet in 25 states.

  First six month highlights include:

  Proposed Merger Transaction

        TriNet, Starwood Financial Trust ("Starwood") and a newly-formed wholly-owned subsidiary of Starwood executed an agreement and plan of merger on June 15, 1999 providing for the merger of the newly-formed subsidiary with and into TriNet. TriNet will survive the merger as a subsidiary of Starwood. In this transaction, each holder of common stock of TriNet will receive 1.15 common shares of Starwood for each share of TriNet common stock owned. Each holder of Starwood common shares will retain its shares. Each holder of Series A, Series B, Series C, Cumulative Redeemable Preferred Stock of TriNet will receive, respectively, for each such share, a share of Series B, Series C, or Series D Cumulative Redeemable Preferred Stock of Starwood. Starwood's preferred stock issued to the former TriNet preferred stockholders will have substantially the same terms as the TriNet preferred stock, except that the new Series B, C and D preferred stock will have certain additional voting rights not associated with the TriNet preferred stock.

        The combined company will have approximately 87 million shares of common stock outstanding, and TriNet's shareholders will own approximately 33% of the total (before taking into account the exercise of outstanding stock options, warrants and other outstanding securities that are convertible into, or exchangeable for, the common equity of Starwood or TriNet). The merger is conditioned upon, among other things, the affirmative vote in favor of the merger and the merger agreement by the holders of at least two thirds of the shares of TriNet common stock outstanding. TriNet has agreed with Starwood that if the merger agreement is terminated under certain circumstances, TriNet will pay Starwood certain fees and expenses. Starwood has agreed with TriNet that if the merger agreement is terminated under certain other circumstances, Starwood will pay TriNet certain fees and expenses.

        TriNet and Starwood have developed a preliminary plan to integrate the two organizations and have already commenced the integration process. In this regard, both companies have: (i) established integration task forces comprised of senior executives from TriNet and Starwood in each of six key disciplines;
(ii) created a unified organizational chart and preliminary roles and responsibilities for key management personnel; and (iii) begun coordinating their investment, financing and asset management activities. In the integration process, TriNet and Starwood have adopted a "best practices" policy to leverage the complementary strengths of both companies. The companies have also retained an experienced third-party management consultant to assist in the integration process.

        The merger has been structured as a tax-free reorganization under federal tax law and will be accounted for as a purchase of TriNet by Starwood.

        On July 26, 1999, TriNet and Starwood filed with the Securities and Exchange Commission a joint proxy statement and prospectus for the merger. The terms of the merger are governed by the merger agreement filed as an exhibit to TriNet's current report on Form 8-K dated June 15, 1999. The joint proxy statement and prospectus was filed with the SEC on a confidential basis and will be circulated to TriNet and Starwood shareholders once it has been declared effective by the SEC.

        For additional information regarding the merger and the merger agreement please read TriNet's current report on Form 8-K dated June 15, 1999.

  Acquisitions and Dispositions

- During the first quarter of 1999, TriNet structured a $15.9 million convertible mortgage on a 109,043 square foot office building in Richardson, Texas. TriNet is earning an 11% initial yield on the mortgage and has the option to acquire the building in October 1999 by funding an additional
    $0.5 million.

- As part of its asset disposition program, announced in October 1998, TriNet has completed the sale of twelve properties, from December 18, 1998 through August 2, 1999, with gross proceeds totaling $92.3 million.

    Leasing Activity

        TriNet executed 21 new leases and/or lease extensions on 911,565 square feet of office and industrial space during the first six months of 1999, generating approximately a 12% increase in annual rent on those leases. The larger leasing transactions include:

- An agreement with AT&T Capital/Newcourt Credit Group ("Newcourt") which permits Newcourt to remain in the 420,000 square foot Gatehall Corporate Center office property in Parsippany, N.J., for approximately seven months following the July 2000 expiration of its current lease. This arrangement gives TriNet two full years of lead time to re-lease the property. Newcourt continues to pay rent at its current contractual rate during the extension period and has paid TriNet $2.5 million as consideration for the right to occupy the property past the lease expiration date. The $2.5 million is being amortized over the remaining lease term.

- A new, five-year lease on 41,068 square feet of R&D space in suburban Boston effective June 15, 1999. Stream International Services Corporation, the new tenant, will occupy more than half the space of an 80,000 square foot building that was vacant when TriNet acquired it in December 1997 as part of a portfolio of 14 properties.

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

- A seven-year lease signed by a new tenant, Kulicke & Soffa, on a 34,954 square foot Silicon Valley office property. The new lease became effective July 21, 1999, and generates a 6% increase in base rent over the prior lease.

- A five-year lease signed by a new tenant, Active Touch, on a 40,320 square foot Silicon Valley office property. The new lease becomes effective August 1, 1999, and will generate a 34% increase in base rent over the prior lease.

- The execution of an early lease renewal by Harris Microwave Semiconductor on a 36,669 square foot Silicon Valley R&D facility. The new five-year lease becomes effective November 14, 2001, at a rent that will be calculated based on CPI increases over the five-year period immediately preceding the beginning of the new lease. TriNet estimates that the new rent will represent a 12% increase in base rent over the prior lease.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

  Earnings Available to Common Shares

        Earnings available to diluted common shares increased by $2.8 million, or 9.8%, to $31.3 million for the six months ended June 30, 1999, from $28.5 million for the same period in 1998. The increase is net of a $1.8 million charge to earnings in the first quarter of 1999 for a cumulative effect of a change in accounting principle.

  Rent Revenues

        Rental revenues for the first six months of 1999 increased by $6.6 million, or 9.2%, to $78.6 million, as compared to $72.0 million for the same period in 1998. The increase was primarily attributable to 1998 and 1999 acquisitions, which generated an increase in revenues of $10.4 million, offset by a decrease in revenues of approximately $3.8 million for properties sold in 1998 and 1999.

  Joint Venture Income

        For the six months ended June 30, 1999 and 1998, joint venture income was $1.5 million. The Milpitas joint venture, formed in the second half of 1998, increased joint venture income by $1.2 million during the first six months of 1999 as compared to the same period of 1998. Additionally, joint venture income attributable to the Sunnyvale joint venture increased $67,000 in 1999 compared to the same period in 1998. These increases were offset by a decrease in joint venture income of approximately $851,000 from Poydras when compared to the same period in 1998, and a loss from the CTC II joint venture, which wasn't acquired until the third quarter of 1998, of $409,000 in the first six months of 1999. This decrease in Poydras joint venture income is from interest expense on the debt of the venture which was outstanding for a full six month period during 1999 compared to less than one month during 1998. TriNet earns interest income, advisory fees and management fees in addition to its income from equity investments in joint ventures (see "Interest Income," "Management Fees" and "Other Income" below).

  Management Fees

        Management fees increased by $841,000 for the six months ended June 30, 1999 to $1.4 million from $596,000 for the same period in 1998. The increase relates primarily to fees earned on the management of 24 properties acquired during 1998, 15 of which were acquired through joint ventures.

  Interest Income

        Interest income increased to $3.3 million for the six months ended June 30, 1999 from $580,000 for the same period in 1998. Interest income consists of $2.6 million of interest income earned on mezzanine loan investments made to the CTC II and Poydras joint ventures, $114,000 of interest earned on the Company's investment in G. Accion, a Mexican real estate company, and $538,000 of interest earned on cash balances during 1999.

  Other Income

        Other income for the six months ended June 30, 1999 totaled $1.6 million and consisted of a $250,000 non-compete fee on a property sold in 1998, amortization of $508,000 in connection with the Newcourt lease restructuring (see "Overview - Leasing Activity"), a $196,000 credit enhancement fee, and $260,000 of dividend income.

        Other income also includes $385,000 received in connection with the default and bankruptcy of one of its tenants, MJ Designs. TriNet received approximately $3.0 million of collateral, which was primarily applied to uncollected rent and operating expenses for the period of January 1, 1999 through the lease termination. The $385,000 represents the remaining excess collateral after the payment of rent and operating expenses for the period. As of June 18, 1999, the tenant no longer occupies the property. TriNet is currently marketing the property for lease. Additionally, the Company currently has claims pending with the bankruptcy court representing back rent, operating expenses and other damages arising from the tenant's default.

        Other income of $898,000 for the six months ended June 30, 1998, consisted primarily of fees from the Company's advisory services provided in connection with the formation of the Poydras and CTC I joint ventures.

  Property Operating Costs

        For the six months ended June 30, 1999, property-operating costs increased $1.1 million, or 37.9%, to $4.0 million from $2.9 million for the same period of 1998. The increase in property operating costs is due to the costs associated with the net growth in the Company's real estate portfolio during 1998.

  General and Administrative

        For the six months ended June 30, 1999, general and administrative expenses increased by $900,000, or 16.7%, to $6.3 million compared to $5.4 million for the same period in 1998. This increase is primarily a result of a full six months of operations reflecting the Company's net growth during 1998. General and administrative expenses as a percentage of average joint venture investments and undepreciated real estate were 0.42% for the first six months of 1999 and 0.38% for the same period in 1998.

  Interest Expense

        Interest expense increased by $4.6 million, or 26.1%, to $22.2 million for the six months ended June 30, 1999, from $17.6 million for the same period in 1998. This increase is due to a greater weighted average debt balance of $611.5 million for the six months ended June 30, 1999, compared to $481.0 million for the same period of 1998. The increase in the debt balance is primarily attributable to the issuance of $125.0 million of Dealer remarketable securities (the "Drs.") in February 1998 and a higher average balance outstanding on the Company's $350 million revolving unsecured credit facility used to fund real estate acquisitions. Interest expense was reduced by $1.1 million of capitalized interest costs associated with investments in certain development projects held in joint venture partnerships for the six months ended June 30, 1999. The Company's weighted average interest rate increased from 7.18% for the first six months of 1998 to 7.24% for the first six months of 1999.

  Depreciation and Amortization

        Depreciation and amortization increased by 8.9% for the six months ended June 30, 1999, when compared to the first six months of 1998, as a result of the Company's larger asset base.


  Minority Interest

  Minority interest expense of $81,000 for the first six months of 1999 represents the limited partners' share of net income from TriNet Property Partners, L.P. ("TriNet Property Partners"), a partnership formed in December 1997. TriNet has a 96.5% interest in TriNet Property Partners and is the sole general partner. TriNet Property Partners purchased nine office/R&D properties in December 1997 and five additional office/R&D properties in the first six months of 1998 from a group of private partnerships.

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

  Cumulative Effect of a Change in Accounting Principle

        In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities, including organization costs, to be charged to operations as incurred for fiscal years beginning after December 15, 1998. The initial application of SOP 98-5 requires that prior years' unamortized start-up costs be charged to income as a cumulative effect of a change in accounting principle. Accordingly, the Company reported a $1.8 million charge to net income during the first quarter of 1999 as a cumulative effect of a change in accounting principle.



THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

  Rental Revenues

        Rental revenues for the three months ended June 30, 1999 increased by $2.6 million or 7.1% compared to the same period of 1998. The increase in rental revenue is partly a result of the Company's acquisitions subsequent to June 30, 1998, which accounted for $1.4 million of rental revenue during the second quarter of 1999. The properties acquired in the second quarter of 1998 contributed an additional $2.9 million to rental revenue in 1999 over that of the same period in 1998. The overall increase in rental revenue was partially offset by a decrease of approximately $1.7 million from properties sold subsequent to June 30, 1998.

  Joint Venture Income

        For the three months ended June 30, 1999, joint venture income was $596,000 as compared to $1.1 million for the same period in 1998. The Milpitas joint venture, formed in the second half of 1998, increased joint venture income by $537,000 during the three months ended June 30, 1999 as compared to the same period of 1998. Additionally, joint venture income attributable to the Sunnyvale joint venture increased $14,000 in 1999 compared to the same period in 1998. These increases were offset by a decrease in joint venture income of approximately $715,000 from Poydras when compared to the same period in 1998, and a $307,000 loss from the CTC II joint venture which wasn't acquired until the third quarter of 1998. This decrease in Poydras joint venture income is from interest expense on the debt of the venture which was outstanding for a full three month period during 1999, compared to less than one month during 1998. TriNet earns interest income, advisory fees and management fees in addition to its income from equity investments in joint ventures (see "Interest Income," "Management Fees" and "Other Income" below).

  Management Fees

        Management fee income increased by $447,000, from $331,000 in the second three months of 1998, to $778,000 in the same period this year. TriNet Property Management, Inc., a subsidiary of the Company, realized an increase in management fee income as a result of an increase in property management contracts and the opening of additional on-site property management offices.

  Interest Income

        Interest income increased from $459,000 for the quarter ended June 30, 1998 to $1.7 million for the quarter ended June 30, 1999. The increase is primarily the result of the origination of, and the $1.3 million of interest income earned from, the mezzanine loan investments on Poydras and CTC II made by TriNet. Interest income consists of $57,000 of interest earned on the Company's investment in G. Accion, a Mexican real estate company, and $339,000 of interest earned on cash balances during the second quarter of 1999.

  Other Income

        Other income increased $834,000 from $126,000 for the three months ended June 30, 1998 to $960,000 for the three months ended June 30, 1999. This increase is the result of the recognition of $125,000 of dividend income, amortization of $299,000 in connection with the Newcourt lease restructuring (see "Overview - Leasing Activity") and a $98,000 credit enhancement fee.

        Other income also includes $385,000 received in connection with the default and bankruptcy of one of its tenants, MJ Designs. TriNet received approximately $3.0 million of collateral, which was primarily applied to uncollected rent and operating expenses for the period of January 1, 1999 through the lease termination. The $385,000 represents the remaining excess collateral after the payment of rent and operating expenses for the period. As of June 18, 1999, the tenant no longer occupies the property. TriNet is currently marketing the property for lease. Additionally, the Company currently has claims pending with the bankruptcy court representing back rent, operating expenses and other damages arising from the tenant's default.

  Property Operating Costs

        Property operating costs increased to $2.2 million for the three months ended June 30, 1999 from $1.7 million for the three months ended June 30, 1998. The increase in property operating costs is due to the incremental costs associated with the continued growth of the Company's real estate portfolio.

  General and Administrative

        For the second quarter of 1999, general and administrative expenses increased 13.5% to $3.2 million, as compared to the same period in 1998. This increase is the result of additional personnel and related overhead from the Company's continued growth.

  Interest Expense

        Interest expense increased 24% to $11.0 million for the three months ended June 30, 1999 as compared to $8.9 million for the corresponding period of 1998. This increase is attributable to the weighted average debt balance increasing from $524.3 million for the three months ended June 30, 1998 to $576.2 million for the corresponding period of 1999. The increase in the debt balance is primarily attributable to the increase in the outstanding balance on the Acquisitions Facility from $135.0 million at June 30, 1998 to $163.9 million at June 30, 1999. Interest expense for the three months ending June 30, 1999 was reduced by $518,000 of capitalized interest costs associated with investments in certain development projects held in joint venture partnerships.

  Depreciation and Amortization

        Depreciation and amortization increased by 8% for the three months ended June 30, 1999 when compared to the same period in 1998 as a result of the Company's larger asset base.


LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities decreased by $11.0 million to $46.7 million for the six months ended June 30, 1999, compared to $57.7 million for the same period in 1998. The decrease was primarily due to the payment of deferred liabilities during the first six months of 1999 as compared to the first six months of 1998. Net cash used in investing activities decreased $281.6 million to $7.1 million for the six months ended June 30, 1999, compared to $288.7 million in the first six months of 1998. The decrease was the result of a reduction in acquisitions and investments in joint ventures during the first six months of 1999 compared to the same period in 1998. The Company incurred $2.6 million of capital expenditures in the first six months of 1999, primarily for improvements on existing properties.

        Net cash used in financing activities was $51.4 million for the six months ended June 30, 1999, which consisted primarily of a net decrease in the Acquisitions Facility of $25.0 million and dividends on common and preferred stock totaling $40.3 million. For the six months ended June 30, 1998, net cash provided by financing activities was $236.4 million, primarily the result of proceeds from an $89.0 million common stock offering in January, 1998, a $30.0 million common stock offering in March, 1998, a $24.0 million common stock offering in April, 1998 and the issuance of $125.0 million of Dealer remarketable securities in February 1998.

        The Company has an agreement with a group of 14 banks led by Morgan Guaranty Trust Company of New York, which provides the Company with a $350 million unsecured revolving credit facility (the "Acquisition Facility"). The Acquisition Facility matures on May 31, 2001 and has an automatic one-year extension option. The Company can extend the facility for a second one-year term and increase the facility size up to $500 million with approval of the bank group. LIBOR-based borrowings under the facility are based on the Company's credit ratings. The Facility bears interest at LIBOR plus 0.75% and requires an annual facility fee of 0.15%. The Facility also has a $225 million competitive bid feature, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The facility requires interest only payments until maturity, at which time outstanding borrowings are due and payable. At June 30, 1999, the Company had $186.1 million available under the Acquisition Facility. Under this agreement, the consent of the bank group is required in connection with the proposed merger with Starwood.

        Outstanding debt as of June 30, 1999 consisted of mortgage notes totaling $84.3 million, unsecured long-term notes of $375.0 million and an outstanding balance on the Acquisition Facility of $163.9 million. Future maturities of long-term debt and mortgages from June 30, 1999 through 2003 and thereafter are presented below (in thousands):


                       Remainder of      1999          $     444
                                         2000              4,683
                                         2001            264,754
                                         2002             15,135
                                         2003                568
                       Thereafter(1)                     337,629
                                                       ---------
                                         Total           623,213
                                                       ---------
                               Acquisition Facility     (163,900)
                                                       ---------
                                         Long term     $ 459,313
                                                       =========

------------------
(1) On February 24, 1998, the Company sold to the public $125 million of 6.75% Drs. Notes. Upon certain terms and conditions, the Drs. are subject to mandatory tender on March 1, 2003, to either the Dealer or TriNet. If tendered to the Dealer, the Drs. must be remarketed by the Dealer.

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

      In managing the Company's long-term liquidity, consideration is given to the weighted average maturity of the Company's fixed-rate debt instruments the ratio of total debt to total market capitalization and to the ratio of total debt to total book capitalization. As of June 30, 1999 and 1998, the Company's weighted average fixed-rate debt maturity was 7.1 years and 8.1 years, respectively, the ratio of total debt to total market capitalization was 41.6% and 36.7%, respectively and the ratio of total debt to total book capitalization was 43.5% and 42.1%, respectively.

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

  Introduction

        The term "Year 2000 issue" is a general term used to describe various problems that may result from the improper processing by computer systems of dates after 1999. These problems could result in a system failure or miscalculations causing disruptions of operations. The term "Year 2000 compliant" is used in this discussion to mean that the system or device in question will perform its essential functions in the Year 2000 without significant operational problems.

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

        Embedded Systems. The Company has reviewed all of its properties' operating leases to determine whether the tenant or the Company has the responsibility to address Year 2000 issues. For those properties with respect to which the Company is responsible for Year 2000 compliance, independent consultants have performed on-site inventories of the embedded systems (e.g. security, heating, ventilation and air conditioning, fire and elevator systems) and have contacted the various manufacturers to determine whether the embedded systems are Year 2000 compliant. Based on the inventory and responses from manufacturers to date, the Company has identified eight embedded systems that are not Year 2000 compliant, and may need to be replaced or repaired. There are an additional 10 systems where further testing is necessary to determine compliance.

        For those eight systems that have been identified as non-compliant a program has been initiated to repair, replace and test. With respect to those properties for which the Company is not responsible for Year 2000 compliance, written notices have been sent to tenants informing them of their obligations under the leases. A program is in place to follow up with these tenants to ensure that they are taking action and meeting their responsibilities under their leases.

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


  Costs to Address the Company's Year 2000 Issues

        As of June 30, 1999, the Company has paid $426,000 and has accrued an additional $330,000 for Year 2000 costs since the inception of the program. The Company expects that a substantial portion of these costs will be passed back to tenants through recoveries of operating expense and that the remaining costs of addressing the Year 2000 issues will be funded through operating cash flows.

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

        A reasonably likely worst case scenario is the failure of an energy management system in a building owned or managed by Trinet. Such a failure could adversely affect the environmental conditions of the occupied space, thus creating discomfort and inconvenience to the tenants until the condition could be manually corrected. Persistence of this problem for a long period of time could result in an increase in operating costs for the building until the energy management system is restored to proper operations.

        The Company's contingency plan for dealing with disruptions as a result of Year 2000 related events includes establishment of special rapid response technology teams, scheduling availability of key personnel, establishing rapid decision processes, and the deployment of teams consisting of regional facility managers, building engineers and customer service personnel to deal with problems at affected properties.

FUNDS FROM OPERATIONS

        The definition of Funds From Operations ("FFO") was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only on real estate related assets), less preferred dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. The Company's FFO is not comparable to FFO reported by other real estate investment trusts (REITs) that do not define FFO using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company believes that to facilitate a clear understanding of the historical operating results of the Company, FFO should be examined in conjunction with income as presented in the Consolidated Statements of Operations. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance, or cash flows from operating activity (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The following summarizes FFO as of June 30, 1999 and 1998 (unaudited and in thousands):

IMPACT OF YEAR 2000

                                                                          For the Six Months           For the Three Months
                                                                            ended June 30,                 ended June 30,
                                                                       -------------------------     -------------------------
                                                                          1999           1998           1999           1998
                                                                       ----------     ----------     ----------     ----------
Funds From Operations:
    Income before gain on sale of real estate, extraordinary item
        and cumulative effect                                          $   39,571     $   36,539     $   19,698     $   18,612
    Real estate depreciation                                               13,986         13,021          7,015          6,603
    Joint venture depreciation                                              1,683            707            852            503
    Preferred dividend requirement                                         (7,839)        (7,839)        (3,920)        (3,920)
                                                                       ----------     ----------     ----------     ----------
    Total Funds From Operations:
        Basic                                                          $   47,401     $   42,428     $   23,645     $   21,798
                                                                       ==========     ==========     ==========     ==========
        Diluted                                                        $   47,801     $   42,428     $   24,640     $   21,798
                                                                       ==========     ==========     ==========     ==========


FORWARD LOOKING INFORMATION

        This quarterly report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, the performance and financial condition of borrowers and tenants, the actions of the Company's competitors and the Company's ability to respond to those actions, the cost of Company's capital (which depends in part upon the Company's portfolio quality, ratings, prospects, outlook and general market conditions), legislative or regulatory provisions affecting the Company (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply of and demand for office and industrial properties in the Company's current and proposed market areas, and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                                     PART II

OTHER INFORMATION

    Item 1. Legal Proceedings

        None.

    Item 2.  Changes in Securities

        None.

    Item 3.  Defaults Upon Senior Securities

        None.

    Item 4.  Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on May 26, 1999. At that time, the stockholders voted to elect George R. Puskar as a Class I Director of the Company for a term expiring in 2000 and Willis Andersen, Jr. and Stephen B. Oresman as Class III Directors of the Company for terms expiring in 2002. The total number of shares of the Company's Common Stock entitled to vote at the Annual Meeting was 24,872,429. A total of 22,724,295 shares of the Company's Common Stock were present in person or by proxy at the Annual Meeting. A total of 22,563,373 shares (99.3% of the total shares voted at the Annual Meeting) were voted in favor of the election of Mr. Puskar and 160,922 shares (0.7%) were withheld. A total of 22,561,458 shares (99.3%) were voted in favor of the election of Mr. Andersen and 162,837 shares (0.7%) were withheld. A total of 22,561,088 shares (99.3%) were voted in favor of the election of Mr. McDonald and 163,207 shares (0.7%) were withheld. John G. McDonald continues to serve as a Class II Director until his present term expires in 2001 and his successor is duly elected.

        The stockholders also voted to approve a proposed amendment to the TriNet Corporate Realty Trust, Inc. Articles of Incorporation to increase the authorized preferred stock of the Company, as described in the Company's proxy statement. A total of 16,961,523 shares (74.6% of the total outstanding shares) were voted in favor of approval of this proposal, 1,414,605 shares (6.2%) were voted against, and 173,023 shares (0.7%) abstained.

        The stockholders further voted to ratify the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. A total of 22,577,833 shares (99.4% of the total shares voted at the Annual Meeting) were voted in favor of this proposal, 73,985 shares (0.3%) were voted against, and 72,477 shares (0.3%) abstained.

    Item 5.  Other Information

        On July 27, 1999, the Company announced that Mr. A. William Stein resigned as President and Chief Operating Officer of the Company, effective August 1, 1999. Mr. Stein joined the Company in October 1995 as Senior Vice President - Capital Markets, was named Executive Vice President - Finance and Chief Financial Officer in April 1996 and President and Chief Operating Officer in December 1998. Robert W. Holman, Jr., the Company's Chairman and Chief Executive Officer, has assumed the responsibilities of the President.

    Item 6.  Exhibits and Reports on Form 8-K

               Exhibits

        2 Agreement and Plan of Merger, dated as of June 15, 1999, by and between Starwood Financial Trust, ST Merger Sub, Inc. and TriNet Corporate Realty Trust, Inc. (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K dated June 15, 1999).

        10.1 Form of Amendment to Agreement Regarding Change of Control, dated as of June 7, 1999, between the Company and certain of its executive officers.

        27.1    Financial Data Schedule.


        Reports on Form 8-K

                                                                     Financial
        Date                           Items Reported                Statements
        ----                           --------------                ----------
        July 12, 1999                       5 & 7                       No
        June 15, 1999                       5 & 7                       No

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRINET CORPORATE REALTY TRUST, INC.
                                    (Registrant)


                                    BY:  /s/  Elisa F. DiTommaso
                                    --------------------------------------------
                                         Elisa F. DiTommaso
                                         Senior Vice President, Finance and
                                         Chief Financial Officer  (Principal
                                         Financial and Accounting Officer)


DATE: August 13, 1999

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   2           Agreement and Plan of Merger, dated as of June 15, 1999, by and between Starwood Financial Trust, ST Merger Sub, Inc. and TriNet
               Corporate Realty Trust, Inc. (incorporated herein by reference to Exhibit 2 to Current Report on Form 8-K dated June 22, 1999).

   10.1 Form of Amendment to Agreement Regarding Change of Control, dated as of June 7, 1999, between the Company and certain of its executive officers.

   27.1        Financial Data Schedule.