Form 10-Q
period 1999-09-30
TRINET CORPORATE REALTY TRUST INC
filed 1999-11-15
CIK 899162

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     100 shares of Common Stock, $.01 par value as of November 15, 1999*

     *On November 4, 1999, the registrant completed a transaction in which it merged into a subsidiary of Starwood Financial Inc. The registrant's common stock was exchanged for shares of Starwood Financial Inc., which became the sole stockholder of the registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.

          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998...........................................    3
         Consolidated Statements of Operations for the nine months
         ended September 30, 1999
         and 1998 and for the three months ended September 30, 1999
         and 1998....................................................    4
         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1999 and 1998...........................    5
         Notes to Consolidated Financial Statements..................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   15
PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   26
Item 2.  Changes in Securities.......................................   26
Item 3.  Defaults Upon Senior Securities.............................   26
Item 4.  Submission of Matters to a Vote of Security Holders.........   26
Item 5.  Other Information...........................................   26
Item 6.  Exhibits and Reports on Form 8-K............................   26
Signatures...........................................................   27

                      TRINET CORPORATE REALTY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS
         (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
Real estate.................................................      $1,471,958          $1,500,789
Less accumulated depreciation...............................         (89,718)            (71,950)
                                                                  ----------          ----------
                                                                   1,382,240           1,428,839
Cash and cash equivalents...................................           8,496              19,323
Restricted cash.............................................           8,292              17,768
Deferred rent receivable....................................          28,747              27,235
Loan costs, net.............................................          10,687              12,238
Other assets, net...........................................          20,220              21,164
                                                                  ----------          ----------
                                                                  $1,458,682          $1,526,567
                                                                  ==========          ==========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Debt......................................................      $  585,747          $  647,720
  Dividends payable.........................................          16,293              16,167
  Other liabilities.........................................          43,660              56,655
                                                                  ----------          ----------
          Total liabilities.................................         645,700             720,542
                                                                  ----------          ----------
Commitments and contingencies (notes 2, 5)..................              --                  --
Minority interest...........................................           2,565               2,565
Stockholders' equity:
  Preferred stock, $0.01 par value, 15,000,000 shares
     authorized:
     Series A: 2,000,000 shares issued and outstanding at
       September 30, 1999 and December 31, 1998 (aggregate
       liquidation preference $50,000)......................              20                  20
     Series B: 1,300,000 shares issued and outstanding at
       September 30, 1999 and December 31, 1998(aggregate
       liquidation preference $32,500)......................              13                  13
     Series C: 4,000,000 shares issued and outstanding at
       September 30, 1999 and December 31, 1998 (aggregate
       liquidation preference $100,000).....................              40                  40
  Common stock, $0.01 par value, 40,000,000 shares
     authorized:
     25,066,760 and 24,872,429 shares issued and outstanding
       at September 30, 1999 and December 31, 1998..........             251                 249
  Paid-in-capital...........................................         861,476             855,568
  Accumulated deficit.......................................         (51,383)            (52,430)
                                                                  ----------          ----------
          Total stockholders' equity........................         810,417             803,460
                                                                  ----------          ----------
                                                                  $1,458,682          $1,526,567
                                                                  ==========          ==========

   The accompanying notes are an integral part of these financial statements

                      TRINET CORPORATE REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     NINE MONTHS ENDED      THREE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    --------------------    ------------------
                                                      1999        1998       1999       1998
                                                    --------    --------    -------    -------
Revenues:
Rent..............................................  $116,649    $112,303    $38,076    $40,348
  Joint venture income............................     2,450       1,828        935        318
  Property management fees........................     1,972       1,025        535        429
  Interest income.................................     4,956       1,557      1,677        977
  Other income....................................     9,043       2,132      7,419      1,234
                                                    --------    --------    -------    -------
          Total revenues..........................   135,070     118,845     48,642     43,306
                                                    --------    --------    -------    -------
Expenses:
  Property operating costs........................     6,074       4,819      2,040      1,888
  General and administrative......................     9,010       9,644      2,703      4,289
  Interest........................................    33,021      28,752     10,850     11,183
  Depreciation and amortization...................    21,349      20,482      7,085      7,383
  Provision for asset impairment..................     3,400          --      3,400         --
  Special charge..................................        --       2,990         --      2,990
                                                    --------    --------    -------    -------
  Income before minority interest, gain on sale,
     extraordinary item and cumulative effect.....    62,216      52,158     22,564     15,573
  Minority interest...............................      (122)        (87)       (41)       (41)
  Gain on sale of real estate.....................     1,943       1,115        790         --
                                                    --------    --------    -------    -------
  Income before extraordinary item and cumulative
     effect.......................................    64,037      53,186     23,313     15,532
  Extraordinary loss from early extinguishment of
     debt.........................................      (665)     (1,272)      (665)        --
  Cumulative effect of a change in
     accounting principle.........................    (1,810)         --         --         --
                                                    --------    --------    -------    -------
     Net income...................................    61,562      51,914     22,648     15,532
     Preferred dividend requirement...............   (11,758)    (11,758)    (3,919)    (3,919)
                                                    --------    --------    -------    -------
     Earnings available to common shares:
       Basic......................................  $ 49,804    $ 40,156    $18,729    $11,613
                                                    ========    ========    =======    =======
       Diluted....................................  $ 49,892    $ 40,156    $18,732    $11,613
                                                    ========    ========    =======    =======
  Earnings available per common share, basic:
     Income available before extraordinary item...  $   2.09    $   1.71    $  0.77    $  0.47
     Earnings available...........................  $   1.99    $   1.66    $  0.75    $  0.47
  Earnings available per common share, assuming
     dilution:
     Income available before extraordinary item...  $   2.06    $   1.70    $  0.75    $  0.47
     Earnings available...........................  $   1.96    $   1.65    $  0.73    $  0.47
  Weighted average number of common shares
     outstanding:
     Basic........................................    24,967      24,224     25,067     24,872
     Diluted......................................    25,417      24,395     25,768     24,955
  Dividends declared per common share.............  $   1.95    $   1.92    $  0.65    $  0.64

   The accompanying notes are an integral part of these financial statements

                      TRINET CORPORATE REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Cash flows from operating activities:
Net income..................................................  $  61,562    $  51,914
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary loss.....................................        665        1,272
     Minority interest......................................        122           87
     Depreciation and amortization..........................     21,349       20,482
     Special charge, non-cash component.....................         --        1,146
     Amortization of loan costs and discounts...............      1,464        1,695
     Straight-line rent adjustments.........................     (3,995)      (6,655)
     Gain on sale of real estate............................     (1,943)      (1,115)
     Joint venture income...................................     (2,450)      (1,829)
     Distributions from operations of joint ventures........      4,100        1,095
     Cumulative effect of a change in accounting
      principle.............................................      1,810           --
     Provision for asset impairment.........................      3,400           --
  Cash provided by/(used in) operating assets and
     liabilities:
     Other assets...........................................      1,203       (7,951)
     Other liabilities......................................    (11,850)      16,204
                                                              ---------    ---------
       Net cash provided by operating activities............     75,437       76,345
                                                              ---------    ---------
Cash flows from investing activities:
  Real estate acquisitions..................................    (22,216)    (263,675)
  Net proceeds from sale of real estate.....................     53,827       12,299
  Net investments in and advances to unconsolidated joint
     ventures...............................................     (3,253)    (153,611)
  Other capital expenditures and investments................     (5,801)      (5,788)
                                                              ---------    ---------
       Net cash provided by/(used in) investing
        activities..........................................     22,557     (410,775)
                                                              ---------    ---------
Cash flows from financing activities:
  Net (repayments)/borrowings on Revolving Credit
     Facility...............................................    (50,800)     139,600
  Mortgage note principal payments..........................    (11,233)        (288)
  Preferred dividends paid..................................    (11,758)     (11,758)
  Common dividends paid.....................................    (48,629)     (44,727)
  Proceeds from issuance of common stock....................      4,763      145,029
  Proceeds from senior unsecured debt offering..............         --      124,633
  Minority interest contributions, net of distributions.....       (122)       1,713
  Decrease/(increase) in restricted cash and investments....      9,476      (12,250)
  Early termination fees associated with the REMIC
     paydown................................................       (440)          --
  Increase in loan costs....................................        (78)      (1,784)
                                                              ---------    ---------
       Net cash (used in)/provided by financing
        activities..........................................   (108,821)     340,168
                                                              ---------    ---------
(Decrease)/increase in cash and cash equivalents............    (10,827)       5,738
Cash and cash equivalents, at beginning of period...........     19,323          303
                                                              ---------    ---------
Cash and cash equivalents, at end of period.................  $   8,496    $   6,041
                                                              =========    =========
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  Mortgages assumed in connection with property
     acquisitions...........................................  $      --    $  18,890
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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of TriNet's consolidated financial position, results of operations and cash flows for the interim period. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the entire year.

  Merger Transaction:

     On November 3, 1999, consistent with previously announced terms, the stockholders of TriNet and the stockholders of Starwood Financial Inc., a Maryland corporation together with its predecessors, ("Starwood Financial"), approved the merger (the "Merger") of TriNet with a wholly-owned subsidiary of Starwood Financial. As part of this transaction, Starwood Financial also changed its name from Starwood Financial Trust (see (ii) below). The stockholders of Starwood Financial also approved (i) the acquisition by Starwood Financial, through a merger and contribution of interests of 100% of the ownership interests in Starwood Financial's external advisor (the "Advisor Transaction"); and (ii) the change in form of Starwood Financial's organization into a Maryland corporation ("Incorporation Merger"). Pursuant to the Merger, TriNet merged with and into a subsidiary of Starwood Financial, with TriNet surviving as a wholly-owned subsidiary of Starwood Financial. In the Merger, each issued and outstanding share of common stock of TriNet was converted into 1.15 shares of common stock of Starwood Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of TriNet was converted into a share of Series B, Series C, and Series D (respectively) Cumulative Redeemable Preferred Stock of Starwood Financial. The preferred stock issued to the former TriNet preferred stockholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C and D preferred stock have additional voting rights not associated with the TriNet preferred stock. The Merger has been structured as a tax-free reorganization under federal tax law and will be accounted for as a purchase of TriNet by Starwood Financial. The excess of the purchase price paid by Starwood Financial, over the net book value of TriNet, will be reflected as a purchase accounting adjustment and allocated among the assets and liabilities of TriNet in the Company's separate financial statements as of the merger date.

     These transactions were consummated as of November 4, 1999. As a result, Starwood Financial is now self-advised and plans to continue to qualify as a REIT for federal income tax purposes.

     On November 4, 1999, shares of Starwood Financial's single class of common stock began trading on the New York Stock Exchange under the symbol "SFI".

  Recent Accounting Pronouncement:

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). On June 23, 1999, the FASB voted to defer the effective date of SFAS 133 for one year. SFAS 133 is effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 requires all derivatives to be recognized in the statement of

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

financial position as either assets or liabilities and measured at fair value. The Company plans to adopt this pronouncement for its fiscal year beginning on January 1, 2001, and will determine the impact of adoption prior to that date.

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

2. REAL ESTATE:

     The following summarizes the Company's real estate investments as of September 30, 1999 and December 31, 1998 (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1999             1998
                                                     -------------    ------------
Buildings and improvements.........................   $1,108,168       $1,119,425
Improved land......................................      227,206          230,401
Real estate held for sale..........................           --            3,500
  Less accumulated depreciation....................      (89,718)         (71,950)
                                                      ----------       ----------
                                                       1,245,656        1,281,376
Convertible mortgage...............................       15,898           27,725
Investments in and advances to unconsolidated joint
  ventures.........................................      120,686          119,738
                                                      ----------       ----------
     Net real estate...............................   $1,382,240       $1,428,839
                                                      ==========       ==========

  Investments in and Advances to Unconsolidated Joint Ventures:

     At September 30, 1999, TriNet had $120.7 million invested in six unconsolidated real estate joint ventures: TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), W9/TriNet Poydras, LLC ("Poydras"), Corporate Technology Associates LLC ("CTC I"), Sierra Land Ventures ("Sierra"), Corporate Technology Centre Associates II LLC ("CTC II"), and TriNet Milpitas Associates, LLC ("Milpitas"), for the purpose of acquiring, operating, and, in certain cases, developing properties. At September 30, 1999, the ventures' assets consisted of 24 operating properties totaling 2.4 million square feet, 19.4 acres of land under development and 41.7 acres of land held for sale and development. The 24 operating properties owned at September 30, 1999 had a total purchase price of $331.8 million. The purchase price of the land, both under development, or held for development, was approximately $63.0 million. In the aggregate, the joint ventures had total assets of $446.7 million and total liabilities of $338.6 million at September 30, 1999, and net income of $3.1 million for the nine months ended September 30, 1999. TriNet accounts for these investments under the equity method because TriNet's joint venture partners have certain participating rights which limit the Company's control.

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

     TriNet's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and aggregate third party debt as of and for the nine months ended September 30, 1999 are presented below (in thousands):

                                                        ACCRUED                   JOINT                        THIRD PARTY
UNCONSOLIDATED   OWNERSHIP     EQUITY       NOTES       INTEREST      TOTAL      VENTURE   INTEREST   TOTAL       DEBT
JOINT VENTURE        %       INVESTMENT   RECEIVABLE   RECEIVABLE   INVESTMENT   INCOME     INCOME    INCOME     @ 100%
--------------   ---------   ----------   ----------   ----------   ----------   -------   --------   ------   -----------
Operating:
  Sunnyvale...     44.7%      $ 6,100      $    --       $   --      $  6,100    $  825     $   --    $  825    $ 16,729
  Poydras....      50.0%       12,318       14,890          413        27,621       (34)     1,225     1,191      78,610
  CTC II.....      50.0%        1,341       28,733        2,927        33,001      (750)     2,708     1,958      16,671
  Milpitas...      50.0%       27,911           --           --        27,911     1,872         --     1,872      82,493
Development
  and land:
  CTC I......      50.0%       19,791           --           --        19,791        10         --        10      59,812
  Sierra.....      50.0%        6,262           --           --         6,262       (81)        --       (81)      5,055
                              -------      -------       ------      --------    ------     ------    ------    --------
    Total....                 $73,723      $43,623       $3,340      $120,686    $1,842     $3,933    $5,775    $259,370
                              =======      =======       ======      ========    ======     ======    ======    ========

     At September 30, 1999, TriNet was the guarantor for 25% of Poydras's $78.6 million third party debt. TriNet was also the guarantor of 50% of CTC I's $59.8 million construction and land loans. Additionally, under certain circumstances subject to TriNet's approval, the Company has commitments to fund further development costs for the potential future development of phase two of CTC I, up to a maximum of $13.9 million. However, the Company has the right and expects to arrange financing secured by the development project to reduce this funding commitment.

     The limited partners of the Sunnyvale partnership have the option to convert their partnership interests into cash; however, the Company may elect to deliver 258,894 shares of the Company's common stock in lieu of cash. Additionally, with the Merger of TriNet into a wholly-owned subsidiary of Starwood Financial (See Note 1, "Merger Transaction"), partnership units held by certain partners of Poydras and Milpitas may be converted into 304,977 and 856,066 shares, respectively, of the Company's common stock. If and when the partners of the Sunnyvale, Poydras and Milpitas joint ventures convert their partnership units, they will be exchanged into 1.15 shares of Starwood Financial's common stock or 297,728, 350,724, and 984,476 shares respectively.

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

  Investments in Decontrolled Stock Subsidiary:

     In addition to the above joint ventures, TriNet has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable decontrolled subsidiary of the Company. TMOC was created for the purpose of investing in real estate through G. Accion, S.A. de C.V., ("G. Accion"), a Mexican real estate company. TMOC is capitalized by an equity and debt contribution from TriNet. These assets are reflected in other assets on the consolidated balance sheet of TriNet.

     On July 17, 1999, TMOC collected a $750,000 fee pursuant to an agreement by TMOC to amend its Partnership Agreement dated December 4, 1998 with G. Accion. Under the agreement, G. Accion was allowed to enter a comprehensive funding arrangement with another party and TMOC relinquished certain governance rights it had with G. Accion. TriNet's income from its investment in TMOC is recorded in joint venture income on the consolidated statement of operations. For the nine months ended September 30, 1999, TriNet has earned joint venture income of $608,000 from its investment in TMOC.

3. DEBT:

     Debt consists of the following (in thousands):

                                      BALANCE AS OF
                               ----------------------------      INTEREST RATE
                               SEPTEMBER 30,   DECEMBER 31,   AS OF SEPTEMBER 30,     MATURITY
            LOAN                   1999            1998              1999               DATE
            ----               -------------   ------------   -------------------    ----------
Revolving Credit
  Facility(1)................    $138,100        $188,900        LIBOR + 0.750%      05/31/2001
7.30% Notes due 2001.........     100,000         100,000                7.300%      05/15/2001
1994 Mortgage Loan...........      44,426          55,013        LIBOR + 1.000%      12/01/2004
7.95% Notes due 2006.........      50,000          50,000                7.950%      05/15/2006
7.70% Notes due 2017.........     100,000         100,000                7.700%      07/15/2017
6.75% Drs. Due 2013(2).......     125,000         125,000                6.750%      03/01/2013
Other Mortgage Loans.........      29,080          29,726      6.000% - 11.375%              (3)
                                 --------        --------
                                  586,606         648,639
Less debt discount...........        (859)           (919)
                                 --------        --------
                                 $585,747        $647,720
                                 ========        ========

---------------
(1) As of November 12, 1999, the interest rate is LIBOR+1.55%. See Note 7, "Unsecured Revolving Credit Facility Amendment" and "Credit Ratings."

(2) Subject to mandatory tender and remarketing on 3/1/2003. Initial coupon of 6.75% applies to first five year term only. See Note 7, "Dealer Remarketable Securities."

(3) Other Mortgage Loans mature at various dates through 2010.

     The 30-day LIBOR rate as of September 30, 1999, was 5.40%. Effective October 1, 1995, the Company entered into an interest rate swap agreement which, together with certain existing interest rate cap agreements, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. At September 30, 1999, the swap agreement, together with the cap agreements had a fair market value totaling $4.0 million.

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

     The following table sets forth the components of interest expense for the periods presented (in thousands):

                                                    NINE MONTHS ENDED   THREE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                    -----------------   -------------------
                                                     1999      1998       1999       1998
                                                    -------   -------   --------   --------
Interest incurred.................................  $32,999   $29,286   $10,740    $11,914
Capitalized interest..............................   (1,442)   (2,229)     (380)    (1,165)
Amortization of loan costs, interest rate
  protection agreements, and loan discounts.......    1,464     1,695       490        434
                                                    -------   -------   -------    -------
                                                    $33,021   $28,752   $10,850    $11,183
                                                    =======   =======   =======    =======

     Cash interest paid for the nine months and three months ended September 30, 1999 and 1998 was $34.2 million and $27.1 million, and $11.1 million and $11.8 million, respectively.

4. STOCKHOLDERS' EQUITY:

     On September 15, June 15 and March 15, 1999, the Company paid a quarterly dividend of $0.5859 per cumulative Series A preferred share, $0.5750 per cumulative Series B preferred share and $0.50 per cumulative Series C preferred share to preferred shareholders of record on August 31, June 1 and February 26, 1999, respectively.

     On September 10, 1999, the Company declared a distribution of $0.65 per common share, payable October 15, 1999, to common shareholders of record as of September 30, 1999.

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

     At September 30, 1999, TriNet had an obligation to loan TN-CP Venture One ("TN-CP") up to $40.4 million. TN-CP, a Texas joint venture between TriNet and Sierra Office Venture Three, Ltd. ("SOVT"), was formed to provide a take-out commitment to SOVT to acquire Sierra III, a build-to-suit office building, located in Irving, Texas, which will be 100% leased under a 10-year net lease arrangement upon completion in January 2000. TriNet's obligation to make such loan is conditioned upon TN-CP acquiring Sierra III from SOVT. TN-CP's obligation to purchase Sierra III from SOVT is conditioned upon satisfaction of certain requirements related to the completion of the project and the tenant's occupancy of the building. TriNet is the Managing Partner of TN-CP and has an option to acquire Sierra III from TN-CP, at its sole election, based upon a pre-determined formula.

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

6. EARNINGS PER SHARE:

     The following table presents the basic and diluted earnings per share calculations for the nine months ended (dollars in thousands, except per share amounts):

                                                               NINE MONTHS ENDED    THREE MONTHS ENDED
                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                              -------------------   ------------------
                                                                1999       1998      1999       1998
                                                              --------   --------   -------    -------
NUMERATOR
Basic:
    Income before cumulative effect and extraordinary
      item..................................................  $ 64,037   $ 53,186   $23,313    $15,532
    Cumulative effect of a change in accounting principle...    (1,810)        --        --         --
    Extraordinary loss from early extinguishment of debt....      (665)    (1,272)     (665)        --
                                                              --------   --------   -------    -------
    Net income..............................................    61,562     51,914    22,648     15,532
    Preferred dividend requirement..........................   (11,758)   (11,758)   (3,919)    (3,919)
                                                              --------   --------   -------    -------
    Earnings available to common shares.....................    49,804     40,156    18,729     11,613
                                                              --------   --------   -------    -------
  Diluted:
    Earnings available to common shares.....................    49,804     40,156    18,729     11,613
    Equity earnings in joint ventures attributable to
      convertible partnership units.........................        88         --         3         --
                                                              --------   --------   -------    -------
    Earnings available to common shares, as adjusted........  $ 49,892   $ 40,156   $18,732    $11,613
                                                              ========   ========   =======    =======
DENOMINATOR
  Basic:
    Weighted average common shares outstanding..............    24,967     24,224    25,067     24,872
                                                              ========   ========   =======    =======
  Diluted:
    Weighted average common shares outstanding..............    24,967     24,224    25,067     24,872
    Shares issuable from assumed conversion of common stock
      options...............................................        11        171         3         83
    Shares issuable in exchange for land....................        69         --        69         --
    Partnership units as if converted.......................       370         --       629         --
                                                              --------   --------   -------    -------
    Weighted average common shares outstanding, as
      adjusted..............................................    25,417     24,395    25,768     24,955
                                                              ========   ========   =======    =======
EARNINGS AVAILABLE PER COMMON SHARE -- BASIC:
  Income available before extraordinary items...............  $   2.09   $   1.71   $  0.77    $  0.47
  Extraordinary items.......................................     (0.10)     (0.05)    (0.02)        --
                                                              --------   --------   -------    -------
  Earnings available........................................  $   1.99   $   1.66   $  0.75    $  0.47
                                                              ========   ========   =======    =======
EARNINGS AVAILABLE PER COMMON SHARE -- DILUTED:
  Income available before extraordinary items...............  $   2.06   $   1.70   $  0.75    $  0.47
  Extraordinary items.......................................     (0.10)     (0.05)    (0.02)        --
                                                              --------   --------   -------    -------
  Earnings available........................................  $   1.96   $   1.65   $  0.73    $  0.47
                                                              ========   ========   =======    =======

     For the nine months ended September 30, 1999 and 1998, there were 258,894 and 634,496 weighted average partnership units outstanding, on an as converted basis, respectively, that were not assumed converted into common shares since they were not dilutive to earnings per share. For the three months ended September 30, 1999 and 1998, there were 856,066 and 1,029,086 weighted average partnership units outstanding, on an as converted basis, respectively, that were not assumed converted into common shares since they were not dilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent periods.

                      TRINET CORPORATE REALTY TRUST, INC.

                                  (UNAUDITED)

7. SUBSEQUENT EVENTS:

  Property Disposition:

     As part of its announced property disposition plan, on October 22, 1999, TriNet recognized a $527,000 gain on the $5.0 million sale of a King of Prussia, Pennsylvania office property. TriNet originally acquired the 118,800 square foot building, which is leased to Lockheed Martin Corporation, in June 1996 for $4.7 million. The net proceeds were used to pay down the Company's $350 million unsecured revolving credit facility.

  Unsecured Revolving Credit Facility Amendment:

     On November 5, 1999, TriNet amended its $350 million unsecured revolving credit facility ("Facility"). This amendment, entered into with a group of 13 banks led by Bank of America, N.A., will continue to provide the Company with the Facility after the Merger with Starwood Financial. The Facility matures on May 31, 2001 and is subject to a one year extension option. Borrowing rates under the Facility are based on the Company's credit ratings. Under the amendment, the applicable borrowing spreads were increased to reflect current market rates.

     In connection with this amendment, TriNet paid an amendment fee of 30 basis points on the $350 million of commitments. In addition, the Company established more restrictive dividend payout limitations, limitations on inter-company debt, and limitations on transfer of assets from TriNet to Starwood Financial, its parent company.

  Credit Ratings:

     Following its merger into Starwood Financial, TriNet's senior debt was downgraded by Fitch IBCA ("Fitch"), Moody's Investors Service ("Moody's") and Standard and Poors ("S&P"). Fitch reduced its rating from BBB+ to BBB-. Moody's lowered its ratings on TriNet's senior unsecured debt to Ba2 from Baa2. S&P lowered its ratings from BBB- to BB. The LIBOR-based borrowing cost under the Facility that applies to TriNet based on these current credit ratings is LIBOR plus 1.55% and the applicable facility fee is 0.20% per annum.

  Dealer Remarketable Securities:

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

     In conjunction with this issuance, the Dealer paid the Company a premium in the amount of $3.3 million for the right to require the mandatory tender of all outstanding Drs. at March 1, 2003. Additionally, the Company paid $3.2 million in settlement of its interest rate hedge agreements in conjunction with this debt issuance. The premium paid by the Dealer and the settlement of hedge agreements are being amortized over the fifteen year term of the Drs.

     Under the terms with the Dealer, upon a merger or transfer of all or, substantially all, of TriNet's assets to another entity, the Dealer has the right to require a termination of the option and a settlement in the amount of the fair market value of the option if the credit rating of TriNet materially declines. The Dealer has expressed its intention to exercise its right under the agreement. As a result of a termination the Dealer would no longer have the right to tender and remarket the bonds in March 1, 2003. However, the Company is considering entering into an agreement with another dealer to assume the option. If settled, the Company currently estimates a payment of $3.6 million.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and also with the Company's Annual Report for the fiscal year ended December 31, 1998 filed on Form 10-K. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section have the meaning ascribed to them in such financial statements and the notes thereto.

OVERVIEW

     TriNet, a wholly-owned subsidiary of Starwood Financial, specializes in the net leasing of corporate office and warehouse distribution facilities. TriNet provides investment capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring properties subject to existing long-term leases to creditworthy office and industrial tenants. TriNet uses its real estate and credit underwriting expertise to structure transactions that seek to generate consistent, predictable cash flow growth, income growth and substantial residual value. As of September 30, 1999, TriNet's portfolio consisted of 143 properties, which comprised more than 18.7 million rentable square feet in 25 states.

     Recent highlights include:

  Merger Transaction

     As more fully described in Note 1 to the Company's Consolidated Financial Statements, on November 3, 1999, consistent with previously announced terms, the stockholders of TriNet and the shareholders of Starwood Financial Trust, approved the Merger of TriNet with a wholly-owned subsidiary of Starwood Financial Inc.

     The Merger was consummated on November 4, 1999. Starwood Financial plans to continue to qualify as a REIT for federal income tax purposes. Starwood Financial is the largest publicly traded finance company in the United States focused exclusively on delivering structured financing solutions to the commercial real estate industry.

     In the Merger, each issued and outstanding share of common stock of TriNet was converted into 1.15 shares of common stock of Starwood Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of TriNet was converted into a share of Series B, Series C, and Series D (respectively) Cumulative Redeemable Preferred Stock of Starwood Financial. The preferred stock issued to the former TriNet preferred stockholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C and D preferred stock have additional voting rights not associated with the TriNet preferred stock.

     As a result of the Merger and related transactions, Starwood Financial had approximately 87 million shares of common stock outstanding, and TriNet's former stockholders own approximately 33% of the total (before taking into account the exercise of outstanding stock options, warrants and other outstanding securities that are convertible into, or exchangable for, the common equity of Starwood Financial).

     The Merger has been structured as a tax-free reorganization under federal tax law and will be accounted for as a purchase of TriNet by Starwood Financial. The excess of the purchase price paid by Starwood Financial, over the net book value of TriNet, will be reflected as a purchase accounting adjustment and allocated among the assets and liabilities of TriNet in the Company's separate financial statements as of the merger date. For additional information regarding the Merger please read Starwood Financial's joint proxy statement and prospectus dated September 21, 1999 and its current report on Form 8-K dated November 3, 1999.

     TriNet and Starwood Financial are working on the integration of the two organizations. In this regard, both companies have: (i) established integration task forces comprised of senior executives from TriNet and Starwood Financial in each of six key disciplines; (ii) created a unified organizational chart and preliminary roles and responsibilities for key management personnel; and (iii) begun coordinating their investment, financing and asset management activities.

  Acquisitions and Dispositions

     - During September 1999, TriNet acquired a 44,600 square foot property in Concord, Massachusetts for a purchase price of $5.4 million. TriNet purchased the property and simultaneously leased it back to the tenant under a seven year lease.

     - During the first quarter of 1999, TriNet structured a $15.9 million convertible mortgage on a 109,043 square foot office building in Richardson, Texas. TriNet is earning an 11% initial yield on the mortgage and has the option to acquire the building by funding an additional $0.5 million.

     - As part of its asset disposition program, announced in October 1998, TriNet has completed the sale of 13 properties from December 18, 1998 through October 22, 1999, with gross proceeds totaling $97.3 million.

  Leasing Activity

     During the third quarter of 1999, TriNet executed 11 new leases, lease extensions and/or early lease renewals on 924,851 square feet of office and industrial space. The larger leasing transactions included:

     - A five-year lease signed by a new tenant, Shaw's Supermarkets, on a 104,723 square foot Lakeville, Massachusetts, warehouse/distribution facility. The new lease became effective August 1, 1999.

     - A three and a half-year lease extension signed by Sears Logistics on a 398,471 square foot Columbus, Ohio, warehouse/distribution property. The new lease became effective September 1, 1999.

     - The execution of five-year lease extensions by Sybase, Inc. on two Concord, Massachusetts, office buildings comprising 122,312 square feet. The two extended leases now expire in June 2006, at the same time as a third property leased to Sybase, which TriNet recently acquired through a purchase/leaseback transaction.

  Development Lease-Up

     Subsequent to the third quarter, CTCI, TriNet's development joint venture with Menlo Equities, L.L.C., executed leases or signed letters of intent on the five office buildings in phase one of its Corporate Technology Centre office park in San Jose, California. The five, Class A office buildings, comprising 331,950 square feet, will each be 100% leased to a single tenant under a long-term lease. Tenants include Enterprise Network Systems, Inc., Redback Network Inc., Digital Island, Inc., and the California Department of Transportation.

  Lease Termination

     TriNet received a $7.2 million lease termination fee from Hitachi PC Corporation, the sole tenant of a 102,240 square foot research and development property located in Milpitas, California, in exchange for granting the tenant's request to terminate its lease effective September 1, 1999. TriNet recorded the fee, net of a $431,000 deferred rent receivable which had been accrued in accordance with Statement of Financial Accounting Standards No. 13, into other income during the third quarter. The fee negotiated by TriNet represents approximately 91% of the tenant's contractual lease obligations through 2002.

     The property is now vacant, but TriNet has recently received a signed letter of intent from a potential new tenant. As required by Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," TriNet recognized an impairment on the property based on estimated down-time between leases, estimated costs of re-tenanting and anticipated future rents. This $3.4 million impairment reserve is a non-cash charge to earnings in the third quarter.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

  Rent Revenues

     Rental revenues for the first nine months of 1999 increased by $4.3 million, or 3.8%, to $116.6 million, as compared to $112.3 million for the same period in 1998. The increase was primarily attributable to 1998 and 1999 acquisitions, which generated an increase in revenues of $11.3 million, offset by a decrease in revenues of approximately $6.4 million from property dispositions during 1998 and 1999.

  Joint Venture Income

     For the nine months ended September 30, 1999 joint venture income was $2.4 million, an increase of $600,000 over the 1998 amount of $1.8 million. The Milpitas joint venture, formed in the second half of 1998, increased joint venture income by $1.6 million during the first nine months of 1999 as compared to the same period of 1998. Additionally, TriNet recognized $608,000 of joint venture income from TMOC, a taxable decontrolled subsidiary of TriNet. The $608,000 of joint venture income is primarily attributable to a one-time fee earned in connection with amending the Partnership Agreement with TMOC's partner, G. Accion, a Mexican real estate company.

     These increases were offset by a decrease in joint venture income of approximately $1.1 million from Poydras and a $534,000 loss from the CTC II joint venture, which was not acquired until the third quarter of 1998. The decrease in Poydras joint venture income is from interest expense on the debt of the venture which was outstanding for a full nine month period during 1999, compared to one quarter during 1998. TriNet earns interest income, advisory fees and management fees from certain joint ventures in addition to its income from equity investments in joint ventures (see "Interest Income," "Management Fees" and "Other Income" below).

  Property Management Fees

     Management fees increased by $1.0 million for the nine months ended September 30, 1999 to $2.0 million from $1.0 million for the same period in 1998. The increase relates primarily to the recognition of fees from the management of the additional 24 properties acquired during 1998, 15 of which were acquired through joint ventures.

  Interest Income

     Interest income increased to $5.0 million for the nine months ended September 30, 1999 from $1.6 million for the same period in 1998. Interest income consists of $4.0 million of interest income earned on mezzanine loan investments made to the CTC II and Poydras joint ventures, $171,000 of interest earned on the Company's investment in G. Accion, a Mexican real estate company, and $735,000 of interest earned on cash balances during 1999.

  Other Income

     Other income for the nine months ended September 30, 1999 totaled $9.0 million and consisted primarily of a $6.8 million fee from the termination of a lease from Hitachi PC Corporation, the sole tenant of a property in Milpitas, California, a $250,000 non-compete fee on a property sold in 1998, amortization of $807,000 in connection with the Newcourt lease restructuring, a $295,000 credit enhancement fee and $385,000 of dividend income.

     Other income also includes $385,000 received in connection with the default and bankruptcy of one of its tenants, MJ Designs. TriNet received approximately $3.0 million of collateral, which was primarily applied to uncollected rent and operating expenses for the period of January 1, 1999 through the lease termination. The $385,000 represents the remaining excess collateral after the payment of rent and operating expenses for the period. As of June 18, 1999, the tenant no longer occupied the property. TriNet is currently marketing the property for lease. Additionally the company currently has claims pending within the bankruptcy court representing back rent, operating expenses and other damages arising from the tenant's default.

     Other income of $2.1 million for the nine months ended September 30, 1998, consisted primarily of fees from the Company's advisory services provided in connection with the formation of the Poydras and CTC I joint ventures.

  Property Operating Costs

     For the nine months ended September 30, 1999, property-operating costs increased $1.3 million, or 27.1%, to $6.1 million from $4.8 million for the same period of 1998. The increase in property operating costs is due to the costs associated with the net growth in the Company's real estate portfolio during 1998.

  General and Administrative

     For the nine months ended September 30, 1999, general and administrative expenses decreased by $634,000, or 6.3%, to $9.0 million compared to $9.6 million for the same period in 1998. This decrease is primarily from slower growth in the Company's portfolio during 1999, when compared to 1998, and as a result of savings from the Company's restructuring efforts during the third quarter of 1998. General and administrative expenses as a percentage of average joint venture investments and undepreciated real estate were 0.69% for the first nine months of 1999 and 0.60% for the same period in 1998.

  Interest Expense

     Interest expense increased by $4.3 million, or 15.0%, to $33.0 million for the nine months ended September 30, 1999, from $28.7 million for the same period in 1998. This increase is due to a greater weighted average debt balance of $621.6 million for the nine months ended September 30, 1999, compared to $540.4 million for the same period of 1998. The increase in the debt balance is primarily attributable to the higher average balance outstanding on the Company's $350 million revolving unsecured credit facility during 1999. Interest expense was reduced by $1.4 million of capitalized interest costs associated with investments in certain development projects held in joint venture partnerships for the nine months ended September 30, 1999. The Company's weighted average interest rate decreased from 7.12% for the first nine months of 1998 to 6.99% for the first nine months of 1999.

  Depreciation and Amortization

     Depreciation and amortization increased by 4.2% for the nine months ended September 30, 1999, when compared to the first nine months of 1998, as result of a full nine months of depreciation in 1999 on 1998 acquisitions, offset by the 1998 and 1999 property dispositions.

  Provision for Asset Impairment

     In connection with the termination of a lease from Hitachi PC Corporation, the sole tenant of a property located in Milpitas, California, the Company recognized a $3.4 million provision for asset impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires assets to be recorded at the lower of their carrying value or fair value when circumstances indicate that the carrying value of an asset may not be recoverable.

  Minority Interest

     Minority interest expense of $122,000 for the first nine months of 1999 represents the limited partners' share of net income from TriNet Property Partners, L.P. ("TriNet Property Partners"), a partnership formed in December 1997. TriNet has a 96.5% interest in TriNet Property Partners and is the sole general partner. TriNet Property Partners purchased nine office/R&D properties in December 1997 and five additional office/ R&D properties in the first nine months of 1998 from a group of private partnerships.

  Gain on Sale of Real Estate

     On March 12, 1999, TriNet sold an 82,600 square foot office building located in Allen, Texas for $11.2 million and recognized a gain of $1.2 million on the transaction. TriNet also disposed of its last retail property in the first quarter of 1999 for $3.5 million. The retail property was classified as held for sale at December 31, 1998, and a provision for asset held for sale of $5.7 million was recognized in 1998. During the third quarter three properties were sold. A $1.3 million gain was recognized on the $31.5 million sale of a 270,000 square foot office building, leased to Olympus America, located in Long Island, New York. A $462,000 loss was realized on the $8.8 million sale of two industrial properties, leased to GATX Logistics, Inc., located in the greater Syracuse, New York area.

  Extraordinary Loss from Early Extinguishment of Debt

     The proceeds from the disposition of the two industrial properties, leased to GATX Logistics, Inc., along with additional cash reserves were used to partially repay $10.6 million of the 1994 mortgage loan. In connection with this partial paydown, the Company incurred certain prepayment penalties and wrote off a proportionate amount of unamortized loan costs which resulted in an extraordinary charge of $665,000.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

  Rental Revenues

     Rental revenues for the three months ended September 30, 1999 decreased by $2.3 million or 5.6% compared to the same period of 1998. The decrease in rental revenue is primarily the result of the Company's dispositions subsequent to September 30, 1998, which accounted for a $2.8 million decrease in rental revenue during the third quarter of 1999. Additionally rental revenue decreased $700,000 from the vacancy of the building previously occupied by MJ Designs. This decrease in rental revenue is offset by an increase of approximately $1.2 million from properties acquired during 1998 and 1999.

  Joint Venture Income

     For the three months ended September 30, 1999, joint venture income was $935,000 as compared to $318,000 for the same period in 1998. The Milpitas joint venture, formed in the second half of 1998, increased joint venture income by $423,000 during the three months ended September 30, 1999 as compared to the same period of 1998. Joint venture income attributable to the Sunnyvale joint venture increased $12,000 in 1999 compared to the same period in 1998. Additionally, TriNet recognized $608,000 of joint venture income from TMOC, a taxable decontrolled subsidiary of TriNet. The $608,000 of joint venture income is primarily attributable to a one time fee earned in connection with amending the Partnership Agreement with TMOC's partner, G. Accion, a Mexican real estate company.

     These increases were offset by a decrease in joint venture income of approximately $218,000 from Poydras and a $132,000 loss from the CTC II joint venture, which was not acquired until the third quarter of 1998. TriNet earns interest income, advisory fees and management fees from certain joint ventures in addition to its income from equity investments in joint ventures (see "Interest Income," "Management Fees" and "Other Income" below).

  Property Management Fees

     Management fee income increased by $106,000 from $429,000 in the third quarter of 1998 to $535,000 in the same period this year. TriNet Property Management, Inc., a subsidiary of the Company, realized an increase in management fee income as a result of an increase in property management contracts from the 1998 acquisitions.

  Interest Income

     Interest income increased from $977,000 for the quarter ended September 30, 1998 to $1.7 million for the quarter ended September 30, 1999. For the quarter ended September 30, 1999 interest income consists primarily of the $1.3 million of interest income earned from the mezzanine loan investments on Poydras and CTC II made by TriNet, $57,000 of interest earned on the Company's investment in G. Accion, a Mexican real estate company, and $314,000 of interest earned on cash balances during the third quarter of 1999.

  Other Income

     Other income increased $6.2 million, from $1.2 million for the three months ended September 30, 1998, to $7.4 million for the three months ended September 30, 1999. This increase is the result of a $6.8 million fee from the termination of a lease from Hitachi PC Corporation, the sole tenant of a property in Milpitas, California, $125,000 of dividend income, amortization of $299,000 in connection with the Newcourt lease restructuring (see "Overview -- Leasing Activity"), and a $98,000 credit enhancement fee.

  Property Operating Costs

     Property operating costs increased to $2.0 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998. The increase in property operating costs is primarily from the incremental costs associated with the growth of the Company's real estate portfolio during 1998, offset by the property dispositions.

  General and Administrative

     For the third quarter of 1999, general and administrative expenses decreased 37.0% to $2.7 million, as compared to the same period in 1998. This decrease is primarily from slower growth in the Company's portfolio during 1999, when compared to 1998, and as a result of savings from the Company's restructuring efforts during the third quarter of 1998.

  Interest Expense

     Interest expense decreased 2.7% to $10.9 million for the three months ended September 30, 1999 as compared to $11.2 million for the corresponding period of 1998. This decrease is attributable to the weighted average debt balance decreasing from $656.6 million for the three months ended September 30, 1998 to $590.8 million for the corresponding period of 1999. The decrease in the debt balance is primarily attributable to the decrease in the outstanding balance on the Company's $350 million revolving unsecured credit facility from $257.9 million at September 30, 1998 to $138.1 million at September 30, 1999. Interest expense for the three months ending September 30, 1999 was reduced by $381,000 of capitalized interest costs associated with investments in certain development projects held in joint venture partnerships.

  Depreciation and Amortization

     Depreciation and amortization decreased by 4.0% for the three months ended September 30, 1999 when compared to the same period in 1998 as a result of a decrease in the Company's asset base.

  Provision for Asset Impairment

     In connection with the termination of a lease from Hitachi PC Corporation, the sole tenant of a property located in Milpitas, California, the Company recognized a $3.4 million provision for asset impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires assets to be recorded at the lower of their carrying value or fair value when circumstances indicate that the carrying value of an asset may not be recoverable.

  Gain on Sale of Real Estate

     As part of its announced property disposition plan, during the third quarter a $1.3 million gain was recognized on the $31.5 million sale of a 270,000 square foot office building, leased to Olympus America, located in Long Island, New York and a $462,000 loss was realized on the $8.8 million sale of two industrial properties, leased to GATX Logistics, Inc., located in the greater Syracuse, New York area.

  Extraordinary Loss from Early Extinguishment of Debt

     The proceeds from the disposition of the two industrial properties, leased to GATX Logistics, Inc., along with additional cash reserves were used to partially repay $10.6 million of the 1994 mortgage loan. In connection with this partial paydown, the Company incurred certain prepayment penalties and wrote off a proportionate amount of unamortized loan costs which resulted in an extraordinary charge of $665,000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased by $900,000 to $75.4 million for the nine months ended September 30, 1999, compared to $76.3 million for the same period in 1998. The decrease was primarily a combination of higher net income, from increased rents and the Hitachi PC Corporation lease termination fee, and increased distributions from joint ventures offset by a decrease in other liabilities, during the first nine months of 1999 as compared to the first nine months of 1998.

     Net cash provided by investing activities was $22.6 million for the nine months ended September 30, 1999, compared to net cash used in investing activities of $410.8 million in the first nine months of 1998. The change was from a reduction in investments in acquisitions and joint ventures together with an increase in dispositions during the first nine months of 1999 compared to the same period in 1998. The Company incurred $5.8 million of capital expenditures in the first nine months of 1999, primarily for improvements on existing properties.

     Net cash used in financing activities was $108.8 million for the nine months ended September 30, 1999, which consisted primarily of a net decrease in the revolving unsecured credit facility of $50.8 million and dividends on common and preferred stock totaling $60.4 million. For the nine months ended September 30, 1998, net cash provided by financing activities was $340.2 million, primarily the result of proceeds from an $89.0 million common stock offering in January, 1998, a $30.0 million common stock offering in March, 1998, a $24.0 million common stock offering in April, 1998, the issuance of $125.0 million of Dealer remarketable securities in February 1998 and an increase in the revolving unsecured credit facility of $139.6 million.

     On November 5, 1999, TriNet amended its current $350 million unsecured revolving credit facility ("Facility"). This amendment, entered into with a group of 13 banks led by Bank of America, N.A., will continue to provide the Company with the Facility after the Merger with Starwood Financial. The Facility matures on May 1, 2001 and is subject to a one year extension option. Borrowing rates under the Facility are based on the Company's credit ratings. Under the amendment, the applicable borrowing spreads were increased to reflect current market rates.

     In connection with this amendment, TriNet paid an amendment fee of 30 basis points on the $350 million of commitments. In addition, the Company established more restrictive dividend payout limitations, limitations on inter-company debt, and limitations on transfer of assets from TriNet to Starwood Financial, its parent company.

     The Facility has a $225 million competitive bid features, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the facility may be borrowed for general corporate and working capital needs, as well as for the acquisition of real estate. The

Facility requires interest only payments until maturity, at which time outstanding borrowings are due and payable. At September 30, 1999, the Company had $211.9 million available under the Facility.

     Following its merger into Starwood Financial Inc., TriNet's senior unsecured debt was downgraded by Fitch IBCA ("Fitch"), Moody's Investors Service ("Moody's") and Standard and Poors ("S&P"). Fitch reduced its rating from BBB+ to BBB-, Moody's lowered its ratings on TriNet's senior unsecured debt to Ba2 from Baa2. S&P lowered its ratings from BBB- to BB. The LIBOR-based borrowing cost under the Facility that applies to TriNet based on these current credit ratings is LIBOR plus 1.55% and the applicable facility fee is 0.20% per annum.

     Outstanding debt as of September 30, 1999 consisted of mortgage notes totaling $73.5 million, unsecured long-term notes of $375.0 million and an outstanding balance on the revolving unsecured credit facility of $138.1 million. Future maturities of long-term debt and mortgages from September 30, 1999 through 2003 and thereafter are presented below (in thousands):

Remainder of
  1999......................................................  $     224
  2000......................................................      4,683
  2001......................................................    238,954
  2002......................................................     15,135
  2003......................................................        568
Thereafter(1)...............................................    327,042
                                                              ---------
Total.......................................................    586,606
                                                              =========
Short term..................................................   (138,100)
                                                              =========
Long term...................................................  $ 448,506
                                                              =========

---------------
(1) On February 24, 1998, the Company sold to the public $125 million of 6.75% Drs. Notes. Upon certain terms and conditions, the Drs. are subject to mandatory tender on March 1, 2003, to either the Dealer or TriNet. If tendered to the Dealer, the Drs. must be remarketed by the Dealer. See Note 7 "Dealer Remarketable Securities."

     TriNet considers its liquidity and ability to generate cash from operations and financings to be adequate and expects its liquidity and capital raising ability to continue to be adequate to meet the Company's acquisition, development, operating and debt service requirements.

     The Company has on file with the Securities and Exchange Commission two Form S-3 Registration Statements. One registration statement authorizes the issuance of debt securities of the Company with a remaining availability of $232.3 million. A second registration statement authorized the issuance of $250.0 million of debt securities and has a remaining availability of $150.4 million. The exact amount of debt issued will depend on acquisitions, asset sales, the Company's senior unsecured debt and the general interest rate environment.

     In managing the Company's long-term liquidity, consideration is given to the weighted average maturity of the Company's fixed-rate debt instruments and the ratio of debt to book capitalization. As of September 30, 1999 and 1998, the Company's weighted average fixed-rate debt maturity was 6.9 years and 7.7 years, respectively, the ratio of total debt to total market capitalization was 39.9% and 41.8%, respectively and the ratio of debt to book capitalization was 42.0% and 46.9% respectively.

IMPACT OF YEAR 2000

  Forward Looking Information

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

     The Company's Year 2000 compliance program is substantially complete. While the Company anticipates that the program will be successful in all material respects, the Company intends to closely monitor its Year 2000 compliance and is developing the contingency plans described under "Risks Presented by Year 2000 Issues and the Company's Contingency Plan."

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

     Embedded Systems. The Company has reviewed all of its properties' operating leases to determine whether the tenant or the Company has the responsibility to address Year 2000 issues. For those properties with respect to which the Company is responsible for Year 2000 compliance, independent consultants have performed on-site inventories of the embedded systems (e.g., security, heating, ventilation and air conditioning, fire and elevator systems) and have contacted the various manufacturers to determine whether the embedded systems are Year 2000 compliant. Based on the inventory and responses from manufacturers, the Company identified embedded systems that were not Year 2000 compliant, and were in need of replacement or repair. For these non-compliant systems, all remediation and testing has been completed. With respect to those properties for which the Company is not responsible for Year 2000 compliance, written notices have been sent to tenants informing them of their obligations under the leases.

     Third Party Relationships. The Company's has requested year 2000 compliance certificates from all third party relationships that have a significant impact on the Company's operations (e.g., transfer agent, financial institutions, utility companies and landlords). To date all of these critical third party relationships have responded with compliance certificates or written plans of action that anticipate compliance by December 31, 1999. No assurance can be given that such certifications will prove to be accurate.

  Costs to Address the Company's Year 2000 Issues

     As of September 30, 1999, the Company has paid $585,000 and has accrued an additional $330,000 for Year 2000 costs since the inception of the program. The Company expects that a substantial portion of these costs will be passed back to tenants through recoveries of operating expense and that the remaining costs of addressing the Year 2000 issues will be funded through operating cash flows.

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

FUNDS FROM OPERATIONS

     The definition of Funds From Operations ("FFO") was clarified in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") White Paper, adopted by the NAREIT Board of Governors on March 3, 1995, as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (in each case only on real estate related assets), less preferred dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. The Company's FFO is not comparable to FFO reported by other real estate investment trusts (REITs) that do not define FFO using the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company believes that to facilitate a clear understanding of the historical operating results of the Company, FFO should be examined in conjunction with income as presented in the Consolidated Statements of Operations. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance, or cash flows from operating activity (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The following summarizes FFO as of September 30, 1999 and 1998 (unaudited and in thousands):

                                             NINE MONTHS ENDED      THREE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                            --------------------    ------------------
                                              1999        1998       1999       1998
                                            --------    --------    -------    -------
Funds From Operations:
Income before gain on sale of real
estate, extraordinary item and
cumulative effect.......................    $ 62,094    $ 52,071    $22,523    $15,532
  Real estate depreciation..............      20,911      20,260      6,925      7,239
  Joint venture depreciation............       2,534       1,292        851        585
  Provision for asset impairment........       3,400          --      3,400         --
  Special charge........................          --       2,990         --      2,990
  Preferred dividend requirement........     (11,758)    (11,758)    (3,919)    (3,919)
                                            --------    --------    -------    -------
  Total Funds From Operations:
     Basic..............................    $ 77,181    $ 64,855    $29,780    $22,427
                                            ========    ========    =======    =======
     Diluted............................    $ 80,424    $ 64,855    $31,045    $22,427
                                            ========    ========    =======    =======

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     Pursuant to the Merger, the Company's stockholders exchanged all of the Company's capital stock in exchange for shares of Starwood Financial. All shares of the Company's capital stock were subsequently cancelled and the Company issued 100 shares of Common Stock to Starwood Financial, the Company's sole shareholder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
          2.1      First Amendment to the Agreement and Plan of Merger, dated as of September 15, 1999, by and between Starwood Financial
                   Trust, ST Merger Sub, Inc. and TriNet Corporate Realty
                   Trust, Inc. (incorporated by reference to exhibit 2.4 of
                   Starwood Financial Inc.'s Form 8-K, dated November 3, 1999).
          2.2      Second Amendment to the Agreement and Plan of Merger, dated
                   as of October   , 1999, by and between Starwood Financial
                   Trust, ST Merger Sub, Inc. and TriNet Corporate Realty
                   Trust, Inc. (incorporated by reference to exhibit 2.5 of
                   Starwood Financial Inc.'s Form 8-K, dated November 3, 1999).
         27.1      Financial Data Schedule.

     Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRINET CORPORATE REALTY TRUST, INC.
                                          (Registrant)

                                          By:    /s/ ELISA F. DiTOMMASO
                                            ------------------------------------
                                            Elisa F. DiTommaso
                                            Senior Vice President, Finance and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)
Date: November 15, 1999