Form 10-K
period 1999-12-31
TRINET CORPORATE REALTY TRUST INC
filed 2000-03-30
CIK 899162

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

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-11918
                            ------------------------
                      TRINET CORPORATE REALTY TRUST, INC.

             (Exact name of registrant as specified in its charter)

               MARYLAND                              94-3175659
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)           Identification Number)

1114 AVENUE OF THE AMERICAS, 27TH FLOOR                10036
             NEW YORK, NY                            (Zip code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (212) 930-9400
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $-0-.

    As of March 15, 2000, there were 100 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I

Item 1. Business............................................      3

Item 2. Properties..........................................      4

Item 3. Legal Proceedings...................................      8

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................      8

PART II

Item 5. Market for Registrant's Equity and Related Share
  Matters...................................................      9

Item 6. Selected Financial Data.............................      9

Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      9

Item 7a. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     21

Item 8. Financial Statements and Supplemental Data..........     23

Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................     57

PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................     57

Item 11. Executive Compensation.............................     57

Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................     57

Item 13. Certain Relationships and Related Transactions.....     57

PART IV

Item 14. Exhibits, Financial Statements, Schedules and
  Reports on Form 8-K.......................................     58

SIGNATURES..................................................     60

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    TriNet Corporate Realty Trust, Inc. (the "Company") is a wholly-owned subsidiary of Starwood Financial Inc. (together with its predecessors, "Starwood Financial"), a New York Stock Exchange listed commercial finance company (NYSE:
SFI), which specializes in providing private and corporate real estate owners with structured mortgage, mezzanine and lease financing. The Company provides capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring properties subject to existing long-term leases to creditworthy office and industrial tenants. As of December 31, 1999, the Company's portfolio consisted of 148 facilities, which comprised 18.5 million square feet in 25 states and were 95.3% leased. The five largest tenants collectively accounted for approximately 16.8% of the Company's annualized lease revenue, and the Company's largest single tenant accounted for approximately 3.7% of the Company's annualized lease revenue.

    On November 4, 1999, Starwood Financial, a Maryland corporation, acquired all of the Company's outstanding capital stock through a merger of the Company with and into a wholly-owned subsidiary of Starwood Financial, with the Company surviving as a wholly-owned subsidiary of Starwood Financial. Pursuant to the merger, each issued and outstanding share of common stock of the Company was converted into 1.15 shares of common stock of Starwood Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D (respectively) Cumulative Redeemable Preferred Stock of Starwood Financial. The Starwood Financial preferred stock issued to the Company's former preferred stockholders have substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The merger was structured as a tax-free reorganization under federal tax law.

    On November 4, 1999, shares of Starwood Financial's single class of common stock began trading on the New York Stock Exchange under the symbol "SFI".

    Prior to the merger, the Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Starwood Financial has elected to be taxed as a REIT under the Code and the Company is presently treated as a qualified REIT subsidiary.

    The Company is incorporated under the laws of the State of Maryland and commenced operations on June 3, 1993. The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, 27(th) Floor, New York, NY 10036. Its telephone number, general facsimile number and e-mail address are (212) 930-9400, (212) 930-9494 and starwoodfinancial.com, respectively. Starwood Financial maintains super-regional corporate offices in San Francisco, California; Hartford, Connecticut; and Atlanta, Georgia; as well as regional offices in Dallas, Texas; Denver, Colorado and New Orleans, Louisiana.

    The Company is engaged in a competitive business. In originating and acquiring assets, the Company competes with public and private companies, including finance companies, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors. Existing industry participants and potential new entrants compete with the Company for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. Certain of the Company's competitors are larger than the Company, have longer operating histories, may have access to greater capital and other resources, may have management personnel with more experience than the officers of the Company, and may have advantages over the Company in conducting certain businesses and providing certain services.

INVESTMENTS AND DISPOSITIONS

    INVESTMENTS--During 1999, the Company acquired one property for a purchase price of approximately $5.4 million, and exercised an option to purchase a building for $28.7 million by funding an additional $0.9 million on an existing convertible mortgage loan, resulting in a net increase in its portfolio of approximately 209,570 square feet.

    DISPOSITIONS--From January 1, 1999 through March 15, 2000, the Company sold eight properties for net proceeds of approximately $103.9 million. The remaining weighted average lease term was 5.1 years on these properties.

ITEM 2.  PROPERTIES

                                                                           NUMBER
                                                             PROPERTY        OF
PROPERTY NAME/STREET ADDRESS              CITY/STATE           TYPE      PROPERTIES   SQUARE FEET       MAJOR TENANTS
----------------------------         --------------------   ----------   ----------   -----------   ----------------------
MID-ATLANTIC
7700-7720 Hubble Drive               Lanham, MD             Office           1           120,000    Computer Sciences
                                                                                                    Corporation
Gatehall II                          Parsippany, NJ         Office           1           420,000    Newcourt Financial USA
                                                                                                    Inc.
2476 Swedesford Road(1)              Paoli, PA              Office           2           370,562    Unisys Corp.
7621 Energy Parkway                  Baltimore, MD          Industrial       1           222,636    Sunbelt Beverage
                                                                                                    Corporation
24-20 49th Street                    Astoria, NY            Industrial       1            24,939    Caterair International
45-10 19th Avenue                    Astoria, NY            Industrial       1            48,673    Caterair International
8401 Escort Street                   Philadelphia, PA       Industrial       1            31,218    Caterair International
                                                                         ----------   ----------
                                                                             8         1,238,028

MID-WEST
2611 Corporate W. Drive              Lisle, IL              Office           1           236,000    Unisys Central
                                                                                                    Training Center
440 North Fairway Drive              Vernon Hills, IL       Office           1           102,208    PNC Mortgage
1275 Red Fox Road                    Arden Hills, MN        Office           1            74,511    Land O Lakes Inc
3115 Centre Point Drive              Roseville, MN          Office           1            41,574    Northern States Power
                                                                                                    Company
401 W.Michigan Street                Milwaukee, WI          Office           1           229,888    Blue Cross Blue Shield
                                                                                                    United
4000 South Racine Avenue             Chicago, IL            Industrial       1           140,000    The Standard Register
                                                                                                    Company
450 Barclay Boulevard                Lincolnshire, IL       Industrial       1           161,840    Volkswagen of America,
                                                                                                    Inc.
2201 E. Loew Rd.                     Marion, IN             Industrial       1           249,920    Dunham's Athleisure
3900 William Richardson Drive        South Bend, IN         Industrial       1           225,000    Tech Data Corporation
5015 S. Water Circle                 Wichita, KS            Industrial       1           105,600    Case Swayne Co Inc
221 W. 79th Street                   Bloomington, MN        Industrial       1            22,536    Caterair International
3501 E. Terra Drive                  O'Fallon, MO           Industrial       1           402,192    Lever Brothers Co.
4150 Lockbourne Ind. Pkwy            Columbus, OH           Industrial       1           398,471    Sears Logistics
                                                                                                    Services
2875 Needmore Road                   Dayton, OH             Industrial       1           345,325    REX Stores Corporation
                                                                         ----------   ----------
                                                                             14        2,735,065

NEW ENGLAND
100 Old River Road                   Andover, MA            Office           1           122,000    Mast Industries, Inc.
Six Riverside Drive                  Andover, MA            Office           1            77,048    MultiLink,
                                                                                                    Incorporated
355 Wood Road                        Braintree, MA          Office           1            43,708    Haemonetics
                                                                                                    Corporation
60 Columbian Street                  Braintree, MA          Office           1           108,085    GTECH Holdings Co.;
                                                                                                    Massachusetts Lottery
30 Dan Road                          Canton, MA             Office           1            80,000    Parsons Infrastructure
                                                                                                    & Techn
85 Dan Road                          Canton, MA             Office           1            78,026    Stream International
                                                                                                    Services
Concord Farms Three                  Concord, MA            Office           1            68,077    Welch Foods, Inc.
Concord Farms Four                   Concord, MA            Office           1            62,062    Sybase, Inc.
Concord Farms Five                   Concord, MA            Office           1            44,600    Sybase, Inc.
Concord Farms Six                    Concord, MA            Office           1            60,250    Sybase, Inc.
300 Foxborough Blvd.                 Foxborough, MA         Office           1            45,000    Pezrow New England

                                                                           NUMBER
                                                             PROPERTY        OF
PROPERTY NAME/STREET ADDRESS              CITY/STATE           TYPE      PROPERTIES   SQUARE FEET       MAJOR TENANTS
----------------------------         --------------------   ----------   ----------   -----------   ----------------------
NEW ENGLAND (CONT'D)
105 Forbes Blvd.                     Mansfield, MA          Office           1            15,625    Chrysler Motors
                                                                                                    Corporation
RiverPark 400                        North Reading, MA      Office           1           150,000    Lotus Development
                                                                                                    Corporation
100 Longwater Circle                 Norwell, MA            Office           1            53,000    Serono Laboratories,
                                                                                                    Inc.
101 Philip Drive                     Norwell, MA            Office           1            32,500    Kluwer Boston
3000 Longwater Drive                 Norwell, MA            Office           1            35,500    Mentor O & O, Inc.
700 Longwater Drive                  Norwell, MA            Office           1            72,921    Guardian Life
                                                                                                    Insurance Co.; AMS;
                                                                                                    Serono Laboratories;
                                                                                                    Massachusetts Lottery
One Longwater Circle                 Norwell, MA            Office           1            27,100    GIGA Information Group
1100 Crown Colony Drive              Quincy, MA             Office           1           132,160    Arbella Capital
                                                                                                    Corporation
1022 Hingham Street                  Rockland, MA           Office           1           125,366    bioMerieux Vitek,
                                                                                                    Inc.; Blue Cross Blue
                                                                                                    Shield of MA
300 Friberg Parkway                  Westborough, MA        Office           1            88,000    Bay State Gas Company
65 Dan Road                          Canton, MA             Industrial       1            67,835    Avitar; Electro
                                                                                                    Scientific Industries
260 Kenneth W. Welch Drive           Lakeville, MA          Industrial       1           104,723    Shaw's Supermarkets,
                                                                                                    Inc.
RiverPark 200                        North Reading, MA      Industrial       1            92,000    Central National-
                                                                                                    Gottesman
RiverPark 300                        North Reading, MA      Industrial       1           200,000    Lotus Development
                                                                                                    Corporation
76 Pacella Park Drive                Randolph, MA           Industrial       1            47,586    Serono Laboratories,
                                                                                                    Inc.
                                                                         ----------   ----------
                                                                             26        2,033,172

PACIFIC
Warner Crossing 1120                 Tempe, AZ              Office           1            51,049    Wells Fargo Bank, N.A.
Warner Crossing 8320                 Tempe, AZ              Office           1           104,836    Vital Processing
                                                                                                    Services, LLC
Warner Crossing/1130/1140/8440       Tempe, AZ              Office           3           225,827    MaxServ, Inc.;
                                                                                                    AlliedSignal, Inc.
Canyon Corporate Center 5515         Anaheim, CA            Office           1           156,135    LA Cellular Telephone
                                                                                                    Company
Canyon Corporate Center 5601         Anaheim, CA            Office           1           100,049    First American RE
                                                                                                    Solutions
5200 Sheila Street                   Commerce, CA           Office           1           108,000    Certified Grocers of
                                                                                                    CA
18880 Homestead Road                 Cupertino, CA          Office           1           101,373    Rational Software
                                                                                                    Corporation
6300 Dumbarton Circle                Fremont, CA            Office           1            44,000    Acosta Sales and
                                                                                                    Marketing Co
475 Sycamore Dr.(2)(3)               Milpitas, CA           Office           1            51,514    Vacant
510 Cottonwood Dr.(2)                Milpitas, CA           Office           1           180,086    Maxtor Corporation
Charleston Place 1545                Mountain View, CA      Office           1            55,800    Sun Microsystems, Inc.
Charleston Place 1565 & 1585         Mountain View, CA      Office           2           131,580    US Robotics Access
                                                                                                    Corp./3Com
2000 & 2100 Corporate Ctr. Dr.       Newbury Park, CA       Office           2           217,613    Wellpoint Health
                                                                                                    Networks, Inc
1661 Page Mill Road                  Palo Alto, CA          Office           1            62,155    Andersen Consulting
3701 Doolittle Drive                 Redondo Beach, CA      Office           1           124,400    TRW Space &
                                                                                                    Electronics Group
161 Inverness Drive West             Englewood, CO          Office           1           239,749    ICG Holdings, Inc
6162 S. Willow Drive                 Englewood, CO          Office           1           158,146    Lucent Technologies
                                                                                                    Inc
6901 S. Havana Street                Englewood, CO          Office           1           137,900    Galileo International
                                                                                                    Partners
12110 North Pecos Street             Westminster, CO        Office           1            55,310    Frontier Corporation
1499 West 121st Street               Westminster, CO        Office           1            62,100    Frontier Corporation
Decker Lake Lane Center              Salt Lake City, UT     Office           4           173,107    First Health
                                                                                                    Strategies Inc
3002 North 27th Avenue               Phoenix, AZ            Industrial       1            82,935    Universal Technical
                                                                                                    Institute
Canyon Corporate Center 5605         Anaheim, CA            Industrial       1            52,960    Programmed Composites,
                                                                                                    Inc.
50 Adrian Court                      Burlingame, CA         Industrial       1            35,375    Caterair International

                                                                           NUMBER
                                                             PROPERTY        OF
PROPERTY NAME/STREET ADDRESS              CITY/STATE           TYPE      PROPERTIES   SQUARE FEET       MAJOR TENANTS
----------------------------         --------------------   ----------   ----------   -----------   ----------------------
PACIFIC (CONT'D)
500 South Seventh Avenue             City of Industry, CA   Industrial       1           286,822    Volkswagen of America,
                                                                                                    Inc.
46702 Bayside Parkway                Fremont, CA            Industrial       1            44,941    Cirrus Logic
46831 Lakeview Boulevard             Fremont, CA            Industrial       1            76,641    Cirrus Logic
2652 E. Long Beach Avenue            East Los Angeles, CA   Industrial       1           272,236    Ralph s Grocery
                                                                                                    Company
370 Adrian Road                      Millbrae, CA           Industrial       1            20,019    Caterair International
1210 California Circle               Milpitas, CA           Industrial       1           120,576    LAM Research
                                                                                                    Corporation
1504 McCarthy Drive(2)               Milpitas, CA           Industrial       1            34,954    Kulicke & Soffa, Inc.
1530 McCarthy Drive(2)               Milpitas, CA           Industrial       1            36,669    Harris Corporation
1565 Barber Lane                     Milpitas, CA           Industrial       1           102,240    Polycom, Inc.
1804 McCarthy Blvd.(2)               Milpitas, CA           Industrial       1            46,416    SenSym, Inc.
1855 Barber Lane(2)                  Milpitas, CA           Industrial       1            81,500    LSI Logic Corporation
345 Los Coches St.(2)                Milpitas, CA           Industrial       1            50,100    Read-Rite Corporation
501 Sycamore Dr.(2)                  Milpitas, CA           Industrial       1            71,600    Quantum Corporation
525 Sycamore Dr.(2)                  Milpitas, CA           Industrial       1            93,324    Quantum Corporation
560 Cottonwood Dr.(2)                Milpitas, CA           Industrial       1            67,968    Atari Games
                                                                                                    Corporation
715--755 Sycamore Dr.(2)             Milpitas, CA           Industrial       2           197,608    Quantum Corporation
10054 Old Grove Road                 San Diego, CA          Industrial       1            90,500    Koch Membrane Systems
475 Holger Way(2)                    San Jose, CA           Industrial       1            19,550    California Dept. of
                                                                                                    Transportation
5863 Rue Ferrari Drive               San Jose, CA           Industrial       1           286,330    Western Digital Corp.;
                                                                                                    Xerox Corp.
Technology Center 110(2)             San Jose, CA           Industrial       1            40,320    Actived Touch, Inc.
Technology Center 130(2)             San Jose, CA           Industrial       1            60,480    Digital Microwave
Technology Center 150(2)             San Jose, CA           Industrial       1            92,448    Adept Technology
Technology Center 170(2)             San Jose, CA           Industrial       1            60,480    Digital Microwave
Technology Center 180(2)             San Jose, CA           Industrial       1            55,201    Digital Microwave; San
                                                                                                    Jose State University
1260 Crossman Avenue(1)              Sunnyvale, CA          Industrial       1           174,600    Lockheed Martin
                                                                                                    Aerospace
Sunnyvale Research Center(2)         Sunnyvale, CA          Industrial       4           215,481    FutureTel, Inc.;
                                                                                                    Mitsubishi Electronics
                                                                                                    America; Kanematsu
                                                                                                    USA, Inc.
2625 Shadelands Drive                Walnut Creek, CA       Industrial       1            60,000    Teradyne, Inc.
2637 Shadelands Drive                Walnut Creek, CA       Industrial       1            85,000    Fresenius USA, Inc.
Capstone Building                    Aurora, CO             Industrial       1           119,200    Arrow Electronics Inc
1085 Bible Way                       Reno, NV               Industrial       1            20,066    Caterair International
18850--28th Avenue South             Seattle, WA            Industrial       1            30,750    Caterair International
                                                                         ----------   ----------
                                                                             66        5,726,019

SOUTH ATLANTIC
Oakgrove Plaza 7575                  Jacksonville, FL       Office           1           135,000    Unison Industries
Oakgrove Plaza 7585                  Jacksonville, FL       Office           1            49,344    Vacant
Oakgrove Plaza 7595                  Jacksonville, FL       Office           1            46,002    Universal Card
                                                                                                    Services
Windward Forest I                    Alpharetta, GA         Office           1            63,783    SOFSYS, Inc.; Conseco
                                                                                                    Finance Corp.; GTE
                                                                                                    Communications
                                                                                                    Corporation; EMC
                                                                                                    Engineers, Inc.
RiverEdge Summit                     Atlanta, GA            Office           1           444,362    Siemens Communications
                                                                                                    Systems; International
                                                                                                    Business Machine;
                                                                                                    A.D.A.M. Software,
                                                                                                    Inc.; The Amend Group
                                                                                                    Interests, Inc
3120 Breckinridge Blvd.              Duluth, GA             Office           1           190,000    Primerica Life
                                                                                                    Insurance Co
11493 Sunset Hills Road              Reston, VA             Office           1           177,415    The Mitre Corporation
11650 Central Parkway                Jacksonville, FL       Industrial       1           180,054    Volkswagen of America,
                                                                                                    Inc.
2800 Collingswood Drive              Orlando, FL            Industrial       1            49,148    Caterair International
3500 N.W. 24th Street                Miami, FL              Industrial       1           108,534    Caterair International
3630 N.W. 25th Street                Miami, FL              Industrial       1            55,610    Caterair International
4101 N.W. 25th Street                Miami, FL              Industrial       1            46,749    Caterair International
Gateway Lakes II--1527               St. Petersburg, FL     Industrial       1            87,500    Modern Graphics Arts

                                                                           NUMBER
                                                             PROPERTY        OF
PROPERTY NAME/STREET ADDRESS              CITY/STATE           TYPE      PROPERTIES   SQUARE FEET       MAJOR TENANTS
----------------------------         --------------------   ----------   ----------   -----------   ----------------------
SOUTH ATLANTIC (CONT'D)
Gateway Lakes II--1551               St. Petersburg, FL     Industrial       1            91,500    Jabil Circuit, Inc.
5675 North Blackstock Road           Spartanburg, SC        Industrial       1           563,210    adidas AMERICA, Inc.
                                                                         ----------   ----------
                                                                             15        2,288,211

SOUTH CENTRAL
Poydras Plaza/Parking Garage         New Orleans, LA        Parking          1               n/a    Allright New Orleans,
                                                            Garage                                  Inc.
Poydras Plaza/Entergy Building       New Orleans, LA        Office           1           522,883    Entergy Services, Inc.
Poydras Plaza/Mobil Building         New Orleans, LA        Office           1           422,582    Entergy Services,
                                                                                                    Inc.; Mobil Oil
                                                                                                    Exploration; Frontier
                                                                                                    Communication Service
NonConnah Corporate Center           Memphis, TN            Office           3           241,927    Federal Express
                                                                                                    Corporation
17201 Waterview Parkway              Dallas, TX             Office           1            61,750    ADS Alliance Data
                                                                                                    Systems Inc
Sierra I at Las Colinas              Irving, TX             Office           1           164,970    GTE Communications
                                                                                                    Corporation
1321 Greenway Drive                  Irving, TX             Office           1            88,066    Microsoft Corporation
2901 Kinwest Parkway                 Irving, TX             Office           1           174,421    Nissan Motor
                                                                                                    Acceptance Corp
6000 Connection Drive                Irving, TX             Office           1           293,890    Nokia Inc
2021 Lakeside Blvd.                  Richardson, TX         Office           1            60,000    Northern Telecom, Inc.
3000 Waterview Parkway               Richardson, TX         Office           1           300,820    Hewlett Packard
                                                                                                    Company
8400 Winchester Road                 Memphis, TN            Industrial       1           812,697    Nike Distribution
                                                                                                    Warehouse
105 W. Bethany Drive                 Allen, TX              Industrial       1           261,700    Pinacor, Inc.
100 Donwick Drive                    Conroe, TX             Industrial       1           251,850    Goodman Manufacturing
                                                                                                    Company
500 Airline Drive                    Coppell, TX            Industrial       1           510,654    Vacant
13800 Diplomat Drive                 Farmers Branch, TX     Industrial       1           222,267    International Business
                                                                                                    Machine
Cardinal Commerce Center             Richardson, TX         Industrial       1           121,068    Northern Telecom, Inc.
                                                                         ----------   ----------
                                                                             19        4,511,545
                                                                         ----------   ----------
                                                                            148       18,532,040
                                                                         ==========   ==========

EXPLANATORY NOTES:
------------------------------

(1) Property was disposed during March 2000.

(2) The Company has a joint venture interest in the property.

(3) Leased to EmpowerTel Networks, Inc. commencing April 1, 2000.

LEASE EXPIRATIONS

    The following table shows scheduled lease expirations for all properties, including properties owned by the Company's joint ventures, as of December 31, 1999:

                                                                      PERCENT OF TOTAL
                                        NUMBER OF     ANNUALIZED        ANNUAL RENTS
                                         LEASES     OPERATING LEASE    REPRESENTED BY
YEAR OF LEASE EXPIRATION                EXPIRING      PAYMENTS(1)     EXPIRING LEASES
------------------------                ---------   ---------------   ----------------
                                                    (IN THOUSANDS)
2000..................................      16         $   7,477             4.24%
2001..................................      23            18,774            10.65%
2002..................................      27            21,861            12.40%
2003..................................      22            23,149            13.13%
2004..................................      29            24,669            13.99%
2005..................................      11             9,520             5.40%
2006..................................      19            22,840            12.95%
2007..................................       8            12,149             6.89%
2008..................................       9             8,544             4.85%
2009..................................       8             8,896             5.04%
2010 and thereafter...................      21            18,451            10.46%
                                           ---         ---------           ------
  Total...............................     193         $ 176,330           100.00%
                                           ===         =========           ======
  Weighted average maturity...........                 5.7 years
                                                       =========

EXPLANATORY NOTES:
------------------------------

(1) Reflects annualized monthly base lease rates in effect on December 31, 1999.

PORTFOLIO COMPOSITION

    The following table sets forth the composition of the Company's properties as of December 31, 1999:

                                                  ANNUALIZED     PERCENT OF TOTAL
                                     NUMBER       OPERATING        ANNUAL RENTS         NET       PERCENTAGE OF
                                       OF           LEASE         REPRESENTED BY     RENTABLE     NET RENTABLE
TYPE                               PROPERTIES      PAYMENTS       PROPERTY TYPE     SQUARE FEET    SQUARE FEET
----                               ----------   --------------   ----------------   -----------   -------------
                                                (IN THOUSANDS)
Office...........................       77         $118,180             67.0%        9,093,715         49.1%
Industrial.......................       70           56,699             32.2%        9,438,325         50.9%
Parking Garage...................        1            1,451              0.8%               --           --
                                       ---         --------            -----        ----------        -----
  Total..........................      148         $176,330            100.0%       18,532,040        100.0%
                                       ===         ========            =====        ==========        =====

EXPLANATORY NOTES:
------------------------------

(1) Reflects annualized monthly base lease rates in effect on December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED SHARE MATTERS

MARKET INFORMATION

    Prior to the merger, the Company's Common Stock was listed and traded on the New York Stock Exchange ("NYSE") under the symbol "TRI." The high and low sales prices per share of common stock and the distributions declared per share of common stock are set forth below for the periods indicated.

                                                                                   COMMON STOCK
QUARTER ENDED                                         HIGH           LOW        DIVIDENDS DECLARED
-------------                                       --------   ---------------  ------------------
1998
March 31..........................................    $40 1/2        $37 1/8          $0.64
June 30...........................................    $38 3/8        $32 11/16        $0.64
September 30......................................    $36 1/2        $28 5/8          $0.64
December 31.......................................    $32 7/8        $25 3/4          $0.65

1999
March 31..........................................    $27 7/16       $24 1/2          $0.65
June 30...........................................    $29 3/8        $25              $0.65
September 30......................................    $27 1/2        $23 1/2          $0.65
December 31(1)....................................    $24            $20 13/16  (2)

EXPLANATORY NOTES:
------------------------------

(1) In connection with the merger, the Company's common stock was cancelled and delisted on the NYSE as of the close of business on November 3, 1999, and there is currently no public trading of the Company's Common Stock.

(2) For the quarter ended December 31, 1999, a dividend of $0.57 was declared by Starwood Financial payable to all shareholders of Starwood Financial. This dividend was equivalent to a $0.65 dividend for all shareholders of the Company who received shares of Starwood Financial common stock after consideration of the 1.15 exchange ratio.

HOLDERS

    Effective on the date of the merger, Starwood Financial is the shareholder of record for all 100 shares of the Company's issued and outstanding common stock.

DIVIDENDS

    Prior to the merger, in addition to the dividends declared to holders of common stock, the Company also declared dividends to holders of its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. For the year ended December 31, 1999, the Company declared dividends of $1.7578 per share on its Series A Preferred Stock, $1.725 per share on its Series B Preferred Stock and $1.50 per share on its Series C Preferred Stock. In the merger, each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D (respectively) Cumulative Redeemable Preferred Stock of Starwood Financial.

ITEM 6.  SELECTED FINANCIAL DATA

    Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

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

    This annual report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which would have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for office and industrial facilities in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties, together with the other risks described from time to time in the Company's reports and documents filed with the Securities and Exchange Commission, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

GENERAL

    As a wholly-owned subsidiary of Starwood Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring properties subject to existing long-term leases to creditworthy office and industrial tenants. The Company uses its real estate and credit underwriting expertise to structure investments that seek to generate consistent, predictable cash flow growth and residual value. As of December 31, 1999, the Company's portfolio consisted of 148 properties principally subject to net leases to more than 160 tenants, comprising 18.5 million square feet in 25 states. Of the 148 total properties, there are 22 properties held in five joint venture partnerships. In addition, there are four properties under development in one of the joint venture partnerships.

    On November 3, 1999, consistent with previously announced terms, the Company's stockholders and the shareholders of Starwood Financial approved the merger of the Company with a wholly-owned subsidiary of Starwood Financial. The shareholders of Starwood Financial also approved: (i) the acquisition by Starwood Financial, through a merger and contribution of interests, of 100% of the ownership interests in its external advisor; and (ii) the change in form of its organization from a business trust to a corporation ("Incorporation Merger"). Pursuant to the merger, the Company merged with and into a subsidiary of Starwood Financial, with the Company surviving as a wholly-owned subsidiary of Starwood Financial. In the merger, each issued and outstanding share of the Company's common stock was converted into 1.15 shares of common stock of Starwood Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D, respectively, Cumulative Redeemable Preferred Stock of Starwood Financial. The Starwood Financial preferred stock issued to the Company's former preferred stockholders has substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The holders of Starwood Financial's Series A Preferred Stock received Series A Preferred Stock in the Incorporation Merger with the same rights and preferences as existed prior to the merger. The merger was structured as a tax-free reorganization under federal tax law.

    These transactions were consummated as of November 4, 1999, at which time Starwood Financial's single class of common shares began trading on the New York Stock Exchange under the symbol "SFI".

    The merger was accounted for as a purchase of the Company by Starwood Financial and the balance sheet of the Company on November 4, 1999 was adjusted to reflect the purchase price as required by Accounting Principles Board Opinion 16 ("APB 16"), "Accounting for Business Combinations." The purchase price was approximately $1.5 billion, which included the assumption of the outstanding preferred stock, debt and other liabilities of the Company. This purchase price was allocated to the assets and liabilities of the Company based on their relative fair values and resulted in no allocation to goodwill.

    The schedule below sets forth the Company's consolidated results of operations. The period from January 1, 1999 to November 3, 1999 represents the Company's operations prior to the date of the merger on an historical basis. The period from November 4, 1999 to December 31, 1999 reflects the operations of the Company after the merger and therefore reflects the operating impact of purchase accounting adjustments made to the assets and liabilities as previously described. In general, the recognition of straight-line lease revenue, depreciation, interest income and interest expense has been impacted by the new cost basis of the corresponding assets and liabilities on the balance sheet.

    The combined 1999 pre- and post-merger periods has been compared to the year ended December 31, 1998 for purposes of management's discussion and analysis of the results of operations. Any references, below, to the year ended 1999 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

                                             POST-MERGER           PRE-MERGER
                                         NOVEMBER 4, 1999 TO   JANUARY 1, 1999 TO    TOTAL        YEAR ENDED
                                          DECEMBER 31, 1999     NOVEMBER 3, 1999      1999     DECEMBER 31, 1998
                                         -------------------   ------------------   --------   -----------------
REVENUES:
  Interest income......................        $ 1,360              $ 6,731         $ 8,091         $ 3,176
  Operating lease income...............         26,444              130,153         156,597         153,155
  Joint venture income.................            373                2,330           2,703           2,299
  Other income.........................            715                8,281           8,996           2,572
                                               -------              -------         -------         -------
    Total revenues.....................         28,892              147,495         176,387         161,202

COSTS AND EXPENSES:
  Interest expense.....................          8,462               37,184          45,646          40,535
  Property operating costs.............          2,246                5,590           7,836           5,853
  General and administrative...........          1,608               10,364          11,972          12,720
  Depreciation and amortization........          4,880               24,069          28,949          28,035
  Provision for asset impairment.......             --                3,400           3,400              --
  Special charge.......................             --                   --              --           2,990
                                               -------              -------         -------         -------
  Income before minority interest,
    transaction costs, gain/(loss) on
    sales of real estate, extraordinary
    items and cumulative effect........         11,696               66,888          78,584          71,069
  Minority interest....................            (41)                (123)           (164)           (128)
  Merger related transaction costs.....             --              (11,197)        (11,197)             --
  Provision for asset held for sale....             --                   --              --          (5,662)
  Gain/(loss) on sales of real
    estate.............................             --                2,471           2,471          (1,436)
                                               -------              -------         -------         -------
  Income before extraordinary items and
    cumulative effect..................         11,655               58,039          69,694          63,843
  Extraordinary charge from early
    extinguishment of debt.............             --                 (665)           (665)         (1,272)
  Cumulative effect of a change in
    accounting principle...............             --               (1,810)         (1,810)             --
                                               -------              -------         -------         -------
    Net income.........................         11,655               55,564          67,219          62,571
    Preferred dividend requirement.....             --              (11,758)        (11,758)        (15,678)
                                               -------              -------         -------         -------
    Earnings available to common
      shares...........................        $11,655              $43,806         $55,461         $46,893
                                               =======              =======         =======         =======

RESULTS OF OPERATIONS

COMBINED PRE- AND POST-MERGER PERIODS FOR 1999 COMPARED TO YEAR ENDED
  DECEMBER 31, 1998

    INTEREST INCOME--Interest income increased by $4.9 million from $3.2 million in 1998 to $8.1 million in 1999. Interest income includes
$5.0 million of interest income earned on the mezzanine loan investments made to the Corporate Technology Centre Associates II LLC ("CTC II") and W9/TriNet Poydras, LLC ("Poydras") joint ventures. This represents a $2.3 million and $200,000 increase for CTC II and Poydras, respectively, compared to 1998 due to the loans being in place for the full 12-month period. Additionally, interest income increased by $1.7 million from interest earned on the March 1999 origination of a convertible mortgage loan to Alcatel, in the amount of $14.3 million, after appropriate purchase accounting adjustments, $211,000 of interest earned on the Company's December 1998 investment in G. Accion, a Mexican real estate company, and $464,000 of interest earned on cash balances during 1999.

    Effective November 22, 1999, the joint venture partners in Poydras, the Whitehall Group, elected to exercise its right under the partnership agreement, which was accelerated as a result of the Starwood Financial merger, to exchange all of its membership units for 350,746 common shares of Starwood Financial, together with a $767,000 distribution of available cash. The Company now owns 100% of Poydras and, has consolidated its investment, including eliminating its mezzanine loan investment, in the financial statements. Interest income has not been recognized after November 4, 1999 relating to this mezzanine loan.

    Also on November 4, 1999, the effective date of the merger, the required APB 16 purchase accounting adjustments were made to the Company's notes receivable, including the mezzanine loan to the CTC II joint venture, to reflect the present value of amounts to be received based on market interest rates for similar loans. This adjustment resulted in a discount which will be amortized into interest income over the remaining term of the loan, which matures in August 2003. For the period November 4, 1999 to December 31, 1999, $283,000 was amortized into interest income relating to the discount.

    OPERATING LEASE INCOME--In 1999, operating lease income increased
$3.4 million or 2.2%, to $156.6 million from $153.2 million, for the same period in 1998. An increase of $11.0 million was generated by the full 12 month operations of 17 properties acquired in 1998 and the partial year operation from one property acquired in 1999. Income from properties owned for 12 months in 1998 and 1999 contributed a $580,000 increase to 1999 operating lease income. Additional operating lease income of $1.1 million was recognized during 1999 in connection with an agreement with AT&T Capital/Newcourt Credit Group. This agreement permits the tenant to remain in the Gatehall Corporate Center office property in Parsippany, N.J. for approximately seven months following the July 2000 expiration of its current lease.

    Operating lease income increased $2.2 million as a result of the consolidation of the operations of the Company's Poydras joint venture beginning November 4, 1999, as described above.

    As a result of the merger, and the required purchase accounting adjustments, the terms of all of the underlying operating leases were reset with a starting date of November 4, 1999. This resulted in an increase in straight-line lease revenue of approximately $340,000.

    The increases in lease revenue are offset by a $9.6 million decrease from nine properties sold during 1998 and six properties sold during 1999. The bankruptcy of one of the Company's tenants, MJ Designs, and the termination of the Company's lease to Hitachi PC Corporation resulted in a decrease to operating lease income of $2.2 million. The Company earned a lease termination fee from Hitachi and collected a settlement from MJ Designs (See "Other Income" below).

    JOINT VENTURE INCOME--Joint venture income from equity joint ventures increased $400,000 to $2.7 million in 1999, compared to $2.3 million for 1998. Of this increase, approximately $150,000 is attributable to an increase in revenues from the Sunnyvale joint venture formed in June 1996. The Milpitas joint venture, formed in the second half of 1998, increased joint venture income by $1.7 million during 1999 as compared to the same period of 1998. Additionally, the Company recognized $607,000 of joint venture income from TMOC, a taxable decontrolled subsidiary of the Company. The $607,000 of joint venture income is primarily attributable to a one-time fee earned in connection with amending the partnership agreement with TMOC's partner, G. Accion, a Mexican real estate company.

    These increases were offset by a decrease in joint venture income of approximately $1.2 million from Poydras and a $983,000 loss from the CTC II joint venture, which was not acquired until the third quarter of 1998. The decrease in Poydras joint venture income results from interest expense on the debt of the venture which was outstanding for a full ten-month period during 1999, compared to one quarter during 1998. The Company earns interest income, advisory fees and management fees from certain joint ventures in addition to its income from equity investments in joint ventures (see "Interest Income" and "Other Income").

    OTHER INCOME--Other income for the year ended December 31, 1999 totaled $9.0 million. This consists primarily of a $6.8 million lease termination fee from Hitachi PC Corporation, the sole tenant of a property in Milpitas, California, a $250,000 non-compete fee on a property sold in 1998, a $328,000 credit enhancement fee, $512,000 of dividend income and a $56,000 letter of credit fee.

    Other income also includes $910,000 received in connection with the default and bankruptcy of one of the Company's tenants, MJ Designs. The Company applied the proceeds from a $3.0 million letter of credit held as collateral, primarily to uncollected lease revenue and operating expenses for the period of January 1, 1999 through June 18, 1999 when the tenant terminated occupancy. Of this $3.0 million, $385,000 represents the remaining excess collateral after the payment of lease revenue and operating expenses for the period. Additionally, the Company received $525,000 in December 1999 granted by the bankruptcy court representing other damages arising from the tenant's default. The Company is currently marketing the property for sale.

    Other income of $2.6 million for the year ended December 31, 1998, consisted primarily of $1.4 million in fees from the Company's advisory services provided in connection with the formation of the Poydras, CTC I and Milpitas joint ventures and one build-to-suit property. Additionally in 1998, the Company received approximately $362,000 in lease termination and restructuring fees, $402,000 in credit arrangement fees from certain joint ventures, $138,000 of dividend income and $218,000 of net proceeds for the assignment of a purchase option on a build-to-suit property.

    INTEREST EXPENSE--Interest expense increased by $5.1 million to $45.6 million for the year ended December 31, 1999, from $40.5 million for the same period in 1998. The increase is primarily due to a greater weighted average debt balance of $632.2 million for the year ended December 31, 1999, compared to $581.2 million for the same period in 1998. The increase in the debt balance is primarily attributable to a higher average balance outstanding on the Company's revolving unsecured credit facility. In addition, with the conversion of the Poydras joint venture into a 100% owned property during 1999, the $78.6 million Poydras mortgage loan is now consolidated on the Company's balance sheet and $1.1 million of related interest expense was recognized in the period from November 4, 1999 to December 31, 1999. This increase excludes $1.8 million of capitalized interest costs associated with investments in certain development projects held in joint venture partnerships.

    On November 4, 1999, purchase accounting adjustments were made to the Company's debt instruments to reflect the present value of amounts to be paid based on market interest rates for obligations with similar terms. These adjustments, whether discounts or premiums, are amortized into interest expense over the remaining term of the loan to reflect an estimated market interest rate as of the merger date. In the aggregate, the estimated annual impact of the amortization of these discounts and premiums will result in an increase to interest expense. For the period November 4, 1999 to December 31, 1999, $529,000 was amortized into interest expense relating to these discounts and premiums.

    The Company's weighted average interest rates for the years ended
December 31, 1999, 1998, and 1997 were 7.05%, 7.05%, and 7.18%, respectively.
Cash interest paid in 1999, 1998, and 1997 was $44.2 million, $38.4 million, and $19.9 million, respectively. Interest costs incurred, capitalized interest and amortization of loan costs for the years ended December 31, 1999, 1998, and 1997 were as follows (in thousands):

                                                     1999       1998       1997
                                                   --------   --------   --------
Interest costs incurred..........................  $45,312    $41,609    $23,332
Capitalized interest.............................   (1,820)    (3,292)        --
Amortization of:
  Loan origination costs and loan discounts......    1,228      1,238      1,528
  Interest rate protection agreements............      926        980        985
                                                   -------    -------    -------
                                                   $45,646    $40,535    $25,845
                                                   =======    =======    =======

    PROPERTY OPERATING COSTS--For 1999, property operating costs increased to $7.8 million from $5.9 million for the same period in 1998. The increase in property operating costs is due to the costs associated with the net growth in the Company's asset base during 1998. The 17 properties acquired during 1998 and the one property acquired during 1999 contributed to the increase in property operating costs in 1999.

    GENERAL AND ADMINISTRATIVE--For the year ended December 31, 1999, general and administrative expenses decreased to $12.0 million compared to $12.7 million for the same period in 1998. This decrease is primarily a result of stable operations during 1999 and the Company's strategy adopted during the second half of 1998 to moderate the volume of its investment activities. This strategy resulted in the downsizing of an investment office, an overall reduction in employee headcount and other cost cutting measures relating to the special charge discussed below.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by 3.3% for 1999, when compared to 1998. Since the beginning of 1998, the Company has acquired 18 properties and sold 15 properties, resulting in a net increase to the Company's asset base and its corresponding depreciation expense.

    As a result of the merger, purchase accounting adjustments were made to the basis of real estate. Accordingly, Starwood Financial's purchase price was allocated to land and buildings based on current fair market values of the properties. Adjustments were also made to eliminate prior periods accumulated depreciation and the properties depreciation expense was recomputed over a useful life of 40 years beginning November 4, 1999.

    The future impact of these purchase accounting adjustments will increase depreciation expense. Depreciation expense for the period November 4, 1999 to December 31, 1999 was $4.9 million.

    PROVISION FOR ASSET IMPAIRMENT--In connection with the recognition of the lease termination fee from Hitachi PC Corporation, the sole tenant of a property located in Milpitas, California, the Company recognized a $3.4 million provision for asset impairment in accordance with SFAS 121. This statement requires assets to be recorded at the lower of their carrying value or fair value when circumstances indicate that the carrying value of an asset may not be recoverable.

    SPECIAL CHARGE--During the third quarter of 1998, the Company recognized a one-time charge of approximately $3.0 million in connection with the expected reduction of its investment activity and accordingly, the Company recorded a liability for the estimated costs resulting from this change. The costs associated with this charge related to severance and related compensation, office closures, and abandonment of investments. As of December 31, 1999, there was no remaining liability for the special charge. At December 31, 1998, the remaining liability was $1.8 million of which $1.1 million represented a non-cash charge in connection with the extension of the exercise date for certain former employees' stock options.

    MINORITY INTEREST--Minority interest of $164,000 for the year ended 1999 represents the limited partners' share of net income from TriNet Property Partners, L.P., a partnership formed in December 1997. The Company has a 96.5% interest in TriNet Property Partners, L.P. and is the sole general partner. TriNet Property Partners, L.P. purchased nine office/R&D properties in December 1997 and five additional office/ R&D properties in 1998 from a group of private partnerships.

    MERGER RELATED TRANSACTION COSTS--In connection with the merger with Starwood Financial, the Company incurred pursuit costs as part of its due diligence. In accordance with APB 16, $11.2 million of pursuit costs were expensed. These cost relate primarily to professional fees for financial advisors, attorneys and accountants.

    PROVISION FOR ASSET HELD FOR SALE--In January 1999, the Company sold a vacant building located in Metairie, Louisiana, for its December 31, 1998 carrying value of $3.5 million. At December 31, 1998 the Company recorded a $5.7 million provision for asset held for sale recognized in accordance with SFAS 121. This statement requires assets to be disposed of to be recorded at the lower of their carrying value or fair value less costs to sell. The building was part of a portfolio of five retail stores known as the Louisiana Retail Portfolio.

    GAIN / (LOSS) ON SALE OF REAL ESTATE--In 1998, the Company initiated a strategy of disposing selected properties with the intention of using the proceeds to reduce debt and to fund future investments. During 1999, the Company disposed of six properties resulting in a net gain of $2.5 million as follows (in thousands):

                                                                        NET        BOOK      GAIN /
PORTFOLIO/PROPERTY                                    DATE OF SALE    PROCEEDS    VALUE      (LOSS)
------------------                                    -------------   --------   --------   --------
Louisiana Retail Portfolio .........................  Jan. 6, 1999    $ 3,254    $ 3,254     $   --
  3900 Airline Highway(1)

Peerless Group, Inc. ...............................  Mar. 12, 1999    10,980      9,826      1,154
  Enterprise Business Center

Olympus America Inc. ...............................  July 22, 1999    30,855     29,603      1,252
  2 Corporate Center

GATX Logistics, Inc. ...............................  Aug. 2, 1999      8,482      8,944       (462)
  200 Dunn Road
  2900 McLane Drive

Lockheed Martin Corp. ..............................  Oct. 22, 1999     4,924      4,397        527
  935 1st St.
                                                                      -------    -------     ------

  Total.............................................                  $58,495    $56,024     $2,471
                                                                      =======    =======     ======

EXPLANATORY NOTE:
------------------------------

(1) Book value of property is less the $5.7 million provision for asset held for sale recognized in December 1998. See "Provision for Asset Held for Sale."

    EXTRAORDINARY CHARGE FROM EARLY EXTINGUISHMENT OF DEBT--The proceeds from the disposition of two industrial properties, leased to GATX Logistics, Inc., along with additional cash reserves were used to partially repay $10.6 million of the 1994 Mortgage Loan. In connection with this partial paydown, the Company incurred certain prepayment penalties and wrote off a proportionate amount of unamortized loan costs which resulted in an extraordinary charge of $665,000.

    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE--In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities, including organization costs, to be charged to operations as incurred for fiscal years beginning after December 15, 1998. The initial application of SOP 98-5 requires that prior years' unamortized start-up costs be charged to income as a cumulative effect of a change in accounting principle. Accordingly, the Company recorded a $1.8 million charge to net income during the first quarter of 1999 as a cumulative effect of a change in accounting principle.

    PREFERRED DIVIDEND REQUIREMENT--For the period January 1, 1999 to November 3, 1999, the dividends paid to the Company's preferred stockholders were $11.8 million, representing three quarters, compared to $15.7 million, representing four quarters, in 1998. In connection with the merger, the Company's preferred stockholders exchanged their shares for preferred shares of Starwood Financial. Therefore, the Company had no preferred equity outstanding after November 4, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    INTEREST INCOME--Interest income increased by $2.6 million from $550,000 in 1997, to $3.2 million in 1998. Of this increase, approximately $1.2 million is attributable to interest on a $14.9 million subordinated mezzanine loan to the Poydras joint venture which was originated in June 1998. The remaining increase of $1.4 million is attributable to a $28.7 million subordinated loan issued to the CTC II joint venture in August 1998.

    OPERATING LEASE INCOME--For the year ended December 31, 1998, operating lease income increased $46.3 million or 43.3%, to $153.2 million from $106.9 million for the same period in 1997. Of this increase, $20.4 million and $26.9 million was generated by the properties acquired in 1998 and 1997, respectively. The remaining increase is attributable to properties owned at January 1, 1997, which contributed $132,000 to revenues, offset by a $1.1 million decrease related to the three properties sold in 1997, the nine properties sold in 1998 and the one property held for sale at December 31, 1998.

    JOINT VENTURE INCOME--Joint venture income from equity joint ventures increased $1.5 million to $2.3 million in 1998, compared to $812,000 for 1997. Of this increase, approximately $160,000 is attributable to an increase in revenues from the Sunnyvale joint venture formed in June 1996. The remaining $1.3 million increase is attributable to the Company's share of income allocated from the Poydras, CTC II and Milpitas joint ventures formed during 1998. In addition to joint venture revenues, the Company earned interest income from certain joint ventures and earned advisory and credit arrangement fees for services provided to certain joint ventures (see "Interest Income" and "Other Income").

    OTHER INCOME--Other income increased by $2.2 million from $361,000 in 1997 to $2.6 million in 1998. This increase was partially due to an increase in the Company's advisory fees from services provided in connection with the formation of certain joint ventures and one build-to-suit property. The Poydras, Milpitas, and CTC I joint ventures and the Nokia build-to-suit resulted in advisory fees of $571,000, $683,000, $142,000 and $43,000, respectively, in 1998. Additionally in 1998, the Company received approximately $362,000 in lease termination and restructuring fees, $402,000 in credit arrangement fees from certain joint ventures, $138,000 in dividends on corporate securities, and $218,000 of net proceeds for the assignment of a purchase option on a build-to-suit property.

    INTEREST EXPENSE--Interest expense increased by $14.7 million to $40.5 million for the year ended December 31, 1998, from $25.8 million for the same period of 1997. This increase excludes $3.3 million of capitalized interest in 1998 and a decrease of loan costs amortization of $295,000 from the 1997 amount of $2.5 million. The net increase (net of capitalized interest and additional amortization) is primarily due to a greater weighted average debt balance of $581.2 million for the year ended December 31, 1998, compared to $319.1 million for the same period of 1997. The increase in the debt balance is primarily attributable to the issuance of the Dealer remarketable securities (the "Drs.") (See "Notes to Consolidated Financial Statements: Debt") in February 1998 and a higher average balance outstanding on the Company's revolving unsecured credit facility.

    PROPERTY OPERATING COSTS--For the year ended December 31, 1998, property operating costs increased to $5.9 million from $3.1 million for the same period of 1997. The increase in property operating costs is due to the costs associated with the growth in the Company's asset base in 1998 including the acquisition of certain properties for which the Company is contractually liable for operating expenses.

    GENERAL AND ADMINISTRATIVE--For the year ended December 31, 1998, general and administrative expenses increased to $12.7 million compared to $6.6 million for the same period in 1997. This increase is primarily a result of increased personnel and related overhead from the Company's continued growth.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by 41.7% for the year ended December 31, 1998, when compared to 1997, a result of the Company's larger asset base. This increase was partially offset by the sale of properties subsequent to January 1, 1997.

    SPECIAL CHARGE--During the third quarter of 1998, the Company recognized a one-time charge of approximately $3.0 million in connection with the expected reduction of its investment activity and accordingly, the Company recorded a liability for the estimated costs resulting from this change. The costs associated with this charge relate to severance and related compensation, office closures, and abandonment of investment.

    MINORITY INTEREST--Minority interest of $128,000 for the year ended 1998 represents the limited partners' share of net income from TriNet Property Partners, L.P. ("TriNet Property Partners"), a partnership formed in
December 1997. The Company has a 96.5% interest in TriNet Property Partners and is the sole general partner. TriNet Property Partners purchased nine office/R&D properties in December 1997 and five additional office/R&D properties in the first six months of 1998 from a group of private partnerships.

    PROVISION FOR ASSET HELD FOR SALE--In January 1999, the Company sold a vacant building located in Metairie, Louisiana, for its December 31, 1998 carrying value of $3.5 million, which was net of a $5.7 million provision for asset held for sale recognized in accordance with SFAS 121. This statement requires assets to be disposed of to be recorded at the lower of their carrying value or fair value less costs to sell. The building was part of a portfolio of five retail stores known as the Louisiana Retail Portfolio.

    LOSS ON SALE OF REAL ESTATE--As part of the Company's strategy to dispose of selected properties and use the proceeds to reduce debt levels and fund future investments, the Company sold nine properties in 1998, resulting in a net loss of $1.4 million as follows (in thousands):

                                                                       NET        BOOK      GAIN /
PORTFOLIO/PROPERTY                                   DATE OF SALE    PROCEEDS    VALUE      (LOSS)
------------------                                   -------------   --------   --------   --------
GATX Logistics ....................................  Mar. 27, 1998   $12,299    $11,184    $ 1,115
  4472 Steelway Blvd.
  4580 Steelway Blvd.

Artline, Inc. .....................................  Dec. 18, 1998     4,128      2,432      1,696
  600 North Kilbourn Avenue

Louisiana Retail Portfolio ........................  Dec. 22, 1998    20,748     21,231       (483)
  2424 Manhattan Boulevard
  4500 Tchoupitoulas Street
  2701 Airline Drive

Louisiana Retail Portfolio ........................  Dec. 23, 1998       487      3,324     (2,837)
  8000 Greenwell Springs Road

SPX Corporation ...................................  Dec. 29, 1998    10,560     11,487       (927)
  100 Terrace Plaza
  700 Terrace Point Drive
                                                                     -------    -------    -------

  Total............................................                  $48,222    $49,658    $(1,436)
                                                                     =======    =======    =======

    EXTRAORDINARY CHARGE--In connection with the refinancing of the Company's revolving unsecured credit facility on June 1, 1998, the Company recognized a $1.3 million extraordinary charge for the write off of the related unamortized loan costs.

    PREFERRED DIVIDEND REQUIREMENT--For the year ended December 31, 1998, the dividends paid to the Company's preferred stockholders were $15.7 million compared to $9.5 million in 1997. This increase was due to a full year of dividend recognition related to the Series C preferred stock issued in October 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ADJUSTED EARNINGS

    Adjusted earnings represents net income computed in accordance with generally accepted accounting principles ("GAAP"), before gain/loss, extraordinary items and cumulative effect, plus depreciation and amortization, less merger related transaction costs, provision for impairment, special charges, preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect adjusted earnings on the same basis.

    The Company believes that to facilitate a clear understanding of the historical operating results of the Company, adjusted earnings should be examined in conjunction with net income as presented in the Consolidated Statements of Operations. Adjusted earnings should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, cash flows from operating activity (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs.

                                                                    QUARTER ENDED:
                                                   ------------------------------------------------
                                                   DECEMBER 31   SEPTEMBER 30   JUNE 30    MARCH 31    TOTAL
                                                   -----------   ------------   --------   --------   --------
                                                                         (IN THOUSANDS)
1999
Adjusted Earnings:
  Income before gain/loss, extraordinary items
    and cumulative effect.......................     $ 5,130       $22,523      $19,698    $19,873    $ 67,224
  Real estate depreciation......................       7,525         6,925        7,015      6,971      28,436
  Joint venture depreciation....................         647           851          852        831       3,181
  Amortization..................................         795           711          625        610       2,741
  Merger related transaction costs..............      11,197            --           --         --      11,197
  Provision for asset impairment................          --         3,400           --         --       3,400
  Preferred dividend requirement................          --        (3,919)      (3,920)    (3,919)    (11,758)
                                                     -------       -------      -------    -------    --------
    Adjusted Earnings--Basic....................     $25,294       $30,491      $24,270    $24,366    $104,421
                                                     =======       =======      =======    =======    ========
    Adjusted Earnings--Diluted..................     $25,294       $31,756      $25,265    $24,586    $106,921
                                                     =======       =======      =======    =======    ========
  Common dividends declared.....................     $    --       $16,293      $16,261    $16,201    $ 48,755
                                                     =======       =======      =======    =======    ========
1998
Adjusted Earnings:
  Income before gain/loss and extraordinary
    items.......................................     $13,208       $15,532      $18,612    $17,927    $ 65,279
  Real estate depreciation......................       7,368         7,239        6,603      6,418      27,628
  Joint venture depreciation....................         767           585          503        204       2,059
  Amortization..................................         618           540          595        650       2,403
  Special charge................................          --         2,990           --         --       2,990
  Provision for asset held for sale.............       5,662            --           --         --       5,662
  Preferred dividend requirement................      (3,920)       (3,919)      (3,920)    (3,919)    (15,678)
                                                     -------       -------      -------    -------    --------
    Adjusted Earnings...........................     $23,703       $22,967      $22,393    $21,280    $ 90,343
                                                     =======       =======      =======    =======    ========
  Common dividends declared.....................     $16,167       $15,918      $15,918    $15,463    $ 63,466
                                                     =======       =======      =======    =======    ========
1997
Adjusted Earnings:
  Income before gain and extraordinary items....     $15,938       $13,517      $13,349    $10,445    $ 53,249
  Real estate depreciation......................       5,679         5,166        4,676      3,826      19,347
  Joint venture depreciation....................         125           125          125        125         500
  Amortization..................................         718           719          685        661       2,783
  Preferred dividend requirement................      (3,764)       (1,919)      (1,920)    (1,919)     (9,522)
                                                     -------       -------      -------    -------    --------
    Adjusted Earnings...........................     $18,696       $17,608      $16,915    $13,138    $ 66,357
                                                     =======       =======      =======    =======    ========
  Common dividends declared.....................     $13,346       $13,131      $12,774    $12,773    $ 52,024
                                                     =======       =======      =======    =======    ========

INFLATION

    The structure of the majority of the Company's leases generally reduces the risk to the Company of the adverse effects of inflation. The Company's leases generally provide for lease rate adjustments during their initial lease terms and during any option periods. Because net leases require tenants to pay for some or all operating expenses, property taxes, property repair and maintenance costs and insurance, some or all of the inflationary impact of these expenses will be borne by the tenants and not by the Company. An increase in inflation, however, could result in an increase in the Company's borrowing costs and its general and administrative costs.

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

    The Company recognized that the Year 2000 may result in risk and implemented a plan in 1998 to prepare for potential Year 2000 issues. The Company's efforts to address potential Year 2000 issues were focused in the following three areas:
(i) reviewing and taking any necessary steps to correct the Company's computer information systems (i.e., software applications and hardware platforms);
(ii) evaluating and making any necessary modifications to other computer systems that do not relate to information technology but include embedded technology at its properties, such as security, heating, ventilation, and air conditioning, elevator, fire and safety systems; (iii) communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect the Company; and
(iv) developing contingency plans for business interruptions after the date rollover. The Company's Year 2000 compliance program is substantially complete.

    The cost involved in performing this internally-managed plan were not significant to the Company's financial position or results of operations. The Company expects that a substantial portion of these costs will be passed back to tenants through recoveries of operating expense and that the remaining costs of addressing the Year 2000 issues will be funded through operating cash flows.

    Since the date rollover on January 1, 2000, the Company has not experienced any material adverse impact due to the Year 2000 issue. While the primary risk to the Company, with respect to the Year 2000 issue, is the ability of certain third party service providers to continue to provide services in a timely and accurate manner, to date, the Company is not aware of any such disruption. While the Company's efforts to address its Year 2000 issues may involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

    Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. The Company's operating results will depend in part on the interest expense incurred in connection with its variable rate interest bearing liabilities.

    Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. As more fully discussed in Notes 2 and 7 to the Company's Consolidated Financial Statements, the Company hedges to limit the effects of changes in interest rates on its operations by engaging in interest rate caps and swaps.

    While a REIT, or its qualified REIT subsidiary, may freely utilize certain types of derivative instruments to hedge interest rate risk on its liabilities, the use of derivatives for other purposes could generate income which is not qualified income for purposes of maintaining REIT status. As a qualified REIT subsidiary, the Company may only engage in such instruments to hedge such risk on a limited basis and does not enter into derivative contracts for speculative purposes.

    There can be no assurance that the Company's profitability will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve certain additional risks such as counterparty credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are based may be more or less variable than the indices upon which the hedged liabilities are based, thereby making the hedge less effective. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. There can be no assurance that the Company will be able to adequately protect against the foregoing risks and that the Company will ultimately realize an economic benefit from any hedging contract it enters into which exceeds the related costs incurred in connection with engaging in such hedges.

    The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases, less related interest expense and property operating costs for the year ended December 31, 1999. Net fair value of financial instruments is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect of interest-bearing liabilities as of December 31, 1999. The cash flows associated with the Company's liabilities are calculated based on management's best estimate of expected payments of each loan based on loan characteristics such as loan-to-value ratio, term and property type. The base interest rate scenario assumes interest rates as of December 31, 1999. Actual results could differ significantly from those estimated in the table.

                         ESTIMATED PERCENTAGE CHANGE IN

                                                       NET FAIR VALUE OF
                                                           FINANCIAL
                              NET INVESTMENT INCOME     INSTRUMENTS(1)
       INTEREST RATES          INCREASE/(DECREASE)    INCREASE/(DECREASE)
----------------------------  ---------------------   -------------------
-200 Basis Points...........               4.11%                 (6.00%)
-100 Basis Points...........               2.05%                 (2.90%)
Base Interest Rate..........               0.00%                  0.00%
+100 Basis Points...........              (2.05%)                 2.70%
+200 Basis Points...........              (3.90%)                 5.30%

EXPLANATORY NOTE:

------------------------------

(1) Amounts exclude values relating to non-financial invesments, primarily assets under long-term operating leases and preferred limited partnership interests.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

                                                                PAGE
                                                              --------
Financial Statements:
  Report of Independent Accountants.........................      24
  Consolidated Balance Sheets at December 31, 1999 and
    1998....................................................      25
  Consolidated Statements of Operations for the Periods
    November 4, 1999 to December 31, 1999, January 1, 1999
    to November 3, 1999 and for the Years Ended December 31,
    1998 and 1997...........................................      26
  Consolidated Statements of Changes in Shareholders' Equity
    for the Periods November 4, 1999 to December 31, 1999,
    January 1, 1999 to November 3, 1999 and for the Years
    Ended December 31, 1998 and 1997........................      27
  Consolidated Statements of Cash Flows for the Periods
    November 4, 1999 to December 31, 1999, January 1, 1999
    to November 3, 1999 and for the Years Ended December 31,
    1998 and 1997...........................................      28
  Notes to Consolidated Financial Statements................      29

Financial Statement Schedule:

  Report of Independent Accountants on Financial Statement
    Schedule................................................      48

  Schedule III--Real Estate and Accumulated Depreciation....      49

  Notes to Schedule III.....................................      56

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of TriNet Corporate Realty Trust, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of TriNet Corporate Realty Trust, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the periods November 4, 1999 to December 31, 1999 and January 1, 1999 to November 3, 1999 and for each of the two years in the period ended
December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Francisco, California
January 28, 2000, except for Note 16, as to which the date is March 2, 2000

                      TRINET CORPORATE REALTY TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                       ASSETS

Loans and other lending investments, net....................  $   39,244   $   73,126
Real estate subject to operating leases, net................   1,529,804    1,355,713
Cash and cash equivalents...................................      12,011       19,323
Restricted cash.............................................       6,697       17,768
Deferred rent receivable....................................       1,147       27,235
Loan costs, net.............................................       3,022       12,238
Other assets, net...........................................       8,719       21,164
                                                              ----------   ----------
    Total assets............................................  $1,600,644   $1,526,567
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   44,556   $   56,655
Dividends payable...........................................          --       16,167
Debt obligations............................................     691,591      647,720
                                                              ----------   ----------
    Total liabilities.......................................     736,147      720,542
                                                              ----------   ----------
Commitments and contingencies (Notes 3, 9, and 13)..........          --           --
Minority interest in consolidated entities..................       2,565        2,565

Shareholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares
  authorized:
  Series A: 2,000,000 shares issued and outstanding at
    December 31, 1998 (aggregate liquidation preference
    $50,000)................................................          --           20
  Series B: 1,300,000 shares issued and outstanding at
    December 31, 1998 (aggregate liquidation preference
    $32,500)................................................          --           13
  Series C: 4,000,000 shares issued and outstanding at
    December 31, 1998 (aggregate liquidation preference
    $100,000)...............................................          --           40
Common stock, $0.01 par value, 40,000,000 shares authorized:
  100 and 24,872,429 shares issued and outstanding at
  December 31, 1999 and 1998, respectively..................          --          249
Additional paid in capital..................................     890,271      855,568
Retained earnings (deficit).................................      11,655      (52,430)
Common stock of Starwood Financial held in treasury (at
  cost).....................................................     (39,994)          --
                                                              ----------   ----------
    Total shareholders' equity..............................     861,932      803,460
                                                              ----------   ----------
    Total liabilities and shareholders' equity..............  $1,600,644   $1,526,567
                                                              ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      YEAR ENDED
                                                         FOR THE PERIOD        FOR THE PERIOD        DECEMBER 31,
                                                       NOVEMBER 4, 1999 TO   JANUARY 1, 1999 TO   -------------------
                                                        DECEMBER 31, 1999     NOVEMBER 3, 1999      1998       1997
                                                       -------------------   ------------------   --------   --------
REVENUES:
  Interest income....................................        $ 1,360              $ 6,731         $  3,176   $    550
  Operating lease income.............................         26,444              130,153          153,155    106,862
  Joint venture income...............................            373                2,330            2,299        812
  Other income.......................................            715                8,281            2,572        361
                                                             -------              -------         --------   --------
    Total revenues...................................         28,892              147,495          161,202    108,585

COSTS AND EXPENSES:
  Interest expense...................................          8,462               37,184           40,535     25,845
  Property operating costs...........................          2,246                5,590            5,853      3,121
  General and administrative.........................          1,608               10,364           12,720      6,589
  Depreciation and amortization......................          4,880               24,069           28,035     19,781
  Provision for asset impairment.....................             --                3,400               --         --
  Special charge.....................................             --                   --            2,990         --
                                                             -------              -------         --------   --------
Income before minority interest, transaction costs,
  gain/ (loss) on sales of real estate, extraordinary
  items and cumulative effect........................         11,696               66,888           71,069     53,249
Minority interest....................................            (41)                (123)            (128)        --
Merger related transaction costs.....................             --              (11,197)              --         --
Provision for asset held for sale....................             --                   --           (5,662)        --
Gain/(loss) on sales of real estate..................             --                2,471           (1,436)       985
                                                             -------              -------         --------   --------
Income before extraordinary items and cumulative
  effect.............................................         11,655               58,039           63,843     54,234
Extraordinary charge from early extinguishment of
  debt...............................................             --                 (665)          (1,272)        --
Extraordinary gain on expropriation..................             --                   --               --         98
Cumulative effect of a change in accounting
  principle..........................................             --               (1,810)              --         --
                                                             -------              -------         --------   --------
Net income...........................................         11,655               55,564           62,571     54,332
Preferred dividend requirements......................             --              (11,758)         (15,678)    (9,522)
                                                             -------              -------         --------   --------
Earnings available to common shares..................        $11,655              $43,806         $ 46,893   $ 44,810
                                                             =======              =======         ========   ========
Earnings available per common share:
  Income available before extraordinary items........            n/a              $  1.85         $   1.97   $   2.30
  Earnings available.................................            n/a              $  1.75         $   1.92   $   2.31

Earnings available per common share, assuming
  dilution:
  Income available before extraordinary items........            n/a              $  1.85         $   1.96   $   2.27
  Earnings available.................................            n/a              $  1.75         $   1.91   $   2.28

Weighted average number of common shares outstanding:
  Basic..............................................            n/a               24,978           24,387     19,435
  Diluted............................................            n/a               25,060           24,504     19,626

Dividends declared per common share..................            n/a              $  1.95         $   2.57   $   2.53

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                          PREFERRED STOCK        COMMON STOCK       ADDITIONAL   RETAINED
                                        -------------------   -------------------    PAID-IN     EARNINGS    TREASURY
                                         ISSUED     AMOUNT     ISSUED     AMOUNT     CAPITAL     (DEFICIT)    STOCK       TOTAL
                                        --------   --------   --------   --------   ----------   ---------   --------   ---------
Balance, December 31, 1996............    3,300      $ 33      13,967     $ 139     $ 394,852    $(28,976)   $    --    $ 366,048
  Issuance of preferred stock, net of
    issuance costs....................    4,000        40          --        --        96,534          --         --       96,574
  Issuance of common stock, net of
    issuance costs....................       --        --       6,818        68       217,348          --         --      217,416
  Exercise of common stock options....       --        --          34         1           881          --         --          882
  Issuance of stock under management
    purchase plan.....................       --        --          34         1         1,183          --         --        1,184
  Net income..........................       --        --          --        --            --      54,332         --       54,332
  Common stock dividends declared.....       --        --          --        --            --     (52,024)        --      (52,024)
  Preferred stock dividends
    declared..........................       --        --          --        --            --      (9,189)        --       (9,189)
                                         ------      ----     -------     -----     ---------    --------    --------   ---------
Balance, December 31, 1997............    7,300        73      20,853       209       710,798     (35,857)        --      675,223
  Issuance of common stock, net of
    issuance costs....................       --        --       3,906        39       140,762          --         --      140,801
  Issuance of common stock, in
    conjunction with real estate
    acquired..........................       --        --          48        --         1,864          --         --        1,864
  Exercise of common stock options....       --        --          13        --           346          --         --          346
  Issuance of stock under management
    purchase plan.....................       --        --          52         1         1,798          --         --        1,799
  Net income..........................       --        --          --        --            --      62,571         --       62,571
  Common stock dividends declared.....       --        --          --        --            --     (63,466)        --      (63,466)
  Preferred stock dividends
    declared..........................       --        --          --        --            --     (15,678)        --      (15,678)
                                         ------      ----     -------     -----     ---------    --------    --------   ---------
Balance, December 31, 1998............    7,300        73      24,872       249       855,568     (52,430)        --      803,460
  Exercise of common stock options....       --        --         142         1         3,601          --         --        3,602
  Issuance of stock under management
    purchase plan.....................       --        --          53         1         1,161          --         --        1,162
  Incentive stock compensation........       --        --          --        --         1,146          --         --        1,146
  Net income..........................       --        --          --        --            --      55,564         --       55,564
  Common stock dividends declared.....       --        --          --        --            --     (48,756)        --      (48,756)
  Preferred stock dividends
    declared..........................       --        --          --        --            --     (11,758)        --      (11,758)
                                         ------      ----     -------     -----     ---------    --------    --------   ---------
Balance, November 3, 1999.............    7,300        73      25,067       251       861,476     (57,380)        --      804,420
---------------------------------------------------------------------------------------------------------------------------------
  Merger related purchase accounting
    adjustments.......................   (7,300)      (73)    (25,067)     (251)     (861,476)     57,380         --     (804,420)
  Investment by parent into
    subsidiary........................       --        --          --        --       890,271          --         --      890,271
                                         ------      ----     -------     -----     ---------    --------    --------   ---------
Balance, November 4, 1999.............       --        --          --        --       890,271          --         --      890,271
  Purchase of Starwood Financial
    common stock......................       --        --          --        --            --          --    (39,994)     (39,994)
  Net income..........................       --        --          --        --            --      11,655         --       11,655
                                         ------      ----     -------     -----     ---------    --------    --------   ---------
Balance, December 31, 1999............       --      $ --          --     $  --     $ 890,271    $ 11,655    $(39,994)  $ 861,932
                                         ======      ====     =======     =====     =========    ========    ========   =========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                         FOR THE YEAR ENDED
                                                            FOR THE PERIOD           FOR THE PERIOD         DECEMBER 31,
                                                          NOVEMBER 4, 1999 TO      JANUARY 1, 1999 TO   ---------------------
                                                           DECEMBER 31, 1999        NOVEMBER 3, 1999      1998        1997
                                                          -------------------      ------------------   ---------   ---------
Cash flows from operating activities:
  Net income............................................       $ 11,655                $  55,564        $  62,571   $  54,332
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Extraordinary loss/(gain)...........................             --                      665            1,272         (98)
    Minority interest...................................             41                      123              128          --
    Depreciation and amortization.......................          4,880                   24,069           28,035      19,781
    Special charge, non-cash component..................             --                       --            1,146          --
    Amortization of loan costs and discounts............            351                    1,645            2,218       2,513
    Straight-line rent adjustments......................         (1,597)                  (4,441)          (8,490)     (6,529)
    (Gain)/loss on sales of real estate.................             --                   (2,471)           1,436        (985)
    Joint venture income................................           (373)                  (2,330)          (2,299)       (812)
    Distributions from operating joint venture..........            470                    4,708            1,442       1,139
    Cumulative effect of a change in accounting
      principle.........................................             --                    1,810               --          --
    Provision for asset impairment......................             --                    3,400               --          --
    Provision for asset held for sale...................             --                       --            5,662          --
    Merger related transaction costs....................             --                   11,197               --          --
  Cash (used in)/provided by operating assets and
    liabilities
    Other assets........................................           (321)                   2,344           (8,661)     (2,852)
    Other liabilities...................................            (97)                  (7,483)          23,062       4,783
                                                               --------                ---------        ---------   ---------
      Net cash provided by operating activities.........         15,009                   88,800          107,522      71,272
                                                               --------                ---------        ---------   ---------
Cash flows from investing activities:
  Real estate operating lease investments...............             --                   (6,361)        (233,863)   (453,572)
  Origination of convertible mortgage...................             --                  (15,898)         (27,725)         --
  Net proceeds from sale of real estate.................             --                   56,690           48,222       5,156
  Merger related transaction costs......................        (19,865)                  (4,628)              --          --
  Cash acquired in merger transaction...................          3,729                       --               --          --
  Net investments in and advances to unconsolidated
    joint ventures......................................           (377)                  (1,127)        (112,220)        963
  Other capital expenditures and investments............         (1,271)                  (6,434)         (11,409)       (712)
                                                               --------                ---------        ---------   ---------
      Net cash (used in) provided by investing
        activities......................................        (17,784)                  22,242         (336,995)   (448,165)
                                                               --------                ---------        ---------   ---------
Cash flows from financing activities:
  Net borrowings/(repayments) on revolving credit
    facility............................................         46,600                  (48,800)          70,600      16,100
  Mortgage note principal payments......................           (150)                 (11,307)            (612)         --
  Preferred dividends paid..............................             --                  (11,758)         (15,678)     (9,189)
  Common dividends paid.................................             --                  (64,922)         (60,645)    (47,477)
  Purchase of treasury stock............................        (39,994)                      --               --          --
  Proceeds from issuance of common stock, net of
    offering costs......................................             --                    4,763          142,946     219,482
  Proceeds from issuance of preferred stock, net of
    offering costs......................................             --                       --               --      96,574
  Proceeds from senior unsecured debt offering..........             --                       --          124,633      99,606
  Minority interest contributions, net of
    distributions.......................................             --                     (164)           1,672          --
  Decrease/(increase) in restricted cash................            723                   10,348          (12,725)       (284)
  Early termination fees associated with REMIC
    paydown.............................................             --                     (440)              --          --
  Increase in loan costs................................             --                     (478)          (1,698)     (2,600)
                                                               --------                ---------        ---------   ---------
      Net cash provided by (used in) financing
        activities......................................          7,179                 (122,758)         248,493     372,212
                                                               --------                ---------        ---------   ---------
Increase/(decrease) in cash and cash equivalents........          4,404                  (11,716)          19,020      (4,681)
Cash and cash equivalents, at beginning of period.......          7,607                   19,323              303       4,984
                                                               --------                ---------        ---------   ---------
Cash and cash equivalents, at end of period.............       $ 12,011                $   7,607        $  19,323   $     303
                                                               ========                =========        =========   =========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

    ORGANIZATION--TriNet Corporate Realty Trust, Inc., a Maryland Corporation, (the "Company") is a wholly-owned subsidiary of Starwood Financial Inc., a Maryland Corporation, ("Starwood Financial"). As a wholly-owned subsidiary of Starwood Financial, a real estate investment trust ("REIT"), the Company intends to operate as a qualified real estate investment trust subsidiary ("QRS") under the Internal Revenue Code of 1986, as amended (the "Code").

    Starwood Financial filed its annual report Form 10-K for the year ended December 31, 1999 with the Securities and Exchange Commission on March 30, 2000.

    BUSINESS--As a wholly-owned subsidiary of Starwood Financial, the Company specializes in providing private and corporate real estate owners with structured mortgage, mezzanine and lease financing. The Company provides capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring properties subject to existing long-term leases to creditworthy office and industrial tenants. As of December 31, 1999, the Company's portfolio consisted of 148 properties principally subject to net leases to more than 160 tenants, comprising
18.5 million square feet in 25 states. Of the 148 total properties, there are 22 properties held in five joint venture partnerships. In addition, there are four properties under development in one of the joint venture partnerships.

    MERGER TRANSACTION--On November 3, 1999, consistent with previously announced terms, the Company's stockholders and the shareholders of Starwood Financial approved the merger of the Company with a wholly-owned subsidiary of Starwood Financial. The shareholders of Starwood Financial also approved:
(i) the acquisition by Starwood Financial, through a merger and contribution of interests, of 100% of the ownership interests in its external advisor; and
(ii) the change in form of its organization from a business trust to a corporation ("Incorporation Merger"). Pursuant to the merger, the Company merged with and into a subsidiary of Starwood Financial, with the Company surviving as a wholly-owned subsidiary of Starwood Financial. In the merger, each issued and outstanding share of the Company's common stock was converted into 1.15 shares of common stock of Starwood Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D (respectively) Cumulative Redeemable Preferred Stock of Starwood Financial. The Starwood Financial preferred stock issued to the Company's former preferred stockholders has substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The holders of Starwood Financial's Series A Preferred Stock received Series A Preferred Stock in the Incorporation Merger with the same rights and preferences as existed prior to the merger. The merger was structured as a tax-free reorganization under federal tax law.

    These transactions were consummated as of November 4, 1999, at which time Starwood Financial's single class of common shares began trading on the New York Stock Exchange under the symbol "SFI".

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership. The equity interests in the partnership not owned and controlled by the Company are reflected as minority interest in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

    BASIS OF PRESENTATION--The merger was accounted for as a purchase of the Company by Starwood Financial and the balance sheet of the Company on November 4, 1999 was adjusted to reflect the purchase

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) price as required by Accounting Principles Board Opinion 16 ("APB 16"), "Accounting for Business Combinations." The purchase price was approximately $1.5 billion, which included the assumption of the outstanding preferred stock, debt and other liabilities of the Company. This purchase price was allocated to the assets and liabilities of the Company based on their relative fair values and resulted in no allocation to goodwill.

    The Company's consolidated results of operations for the period from January 1, 1999 to November 3, 1999 reflect the historical operating results prior to the merger. The Company's consolidated results of operations for the period from November 4, 1999 to December 31, 1999 reflect the operations of the Company after the merger and the impact of the required APB 16 purchase accounting adjustments, as previously described. In general, the recognition of straight-line lease revenue, depreciation, interest income and interest expense have been impacted by the new cost basis of the assets and liabilities reflected on the balance sheet.

    The consolidated financial statements for 1998 and 1997 represent the historical results of operations of the Company.

    USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less.

    NON-CASH ACTIVITY--The following schedule summarizes the significant non-cash activity for the combined pre- and post-merger periods for 1999. During the period from November 4, 1999 to December 31, 1999, the Company had non-cash activity including: (i) the impact to the Company's financial position resulting from the merger; and (ii) the consolidation of Poydras which was an unconsolidated joint venture prior to the merger.


  Impact on assets (Increase) Decrease:
    Loans and other lending investments.....................     $  9,703
    Real estate subject to operating leases.................     (187,773)
    Deferred rent receivable................................       29,643
    Loan costs..............................................       10,913
    Other assets............................................        1,833
  Impact on liabilities and equity Increase (Decrease):
    Debt obligations........................................       56,932
    Accounts payable, accrued expenses and other
      liabilities...........................................       (3,373)
    Shareholders' equity....................................       85,851
                                                                 --------
  Net cash impact of merger transaction.....................     $  3,729
                                                                 ========

    In addition, the Company assumed existing mortgage notes of $18.9 million and $11.4 million in conjunction with investments acquired during 1998 and 1997, respectively. Also during 1998, the Company issued $1.9 million common shares in conjunction with the investments acquired.

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REAL ESTATE SUBJECT TO OPERATING LEASES AND DEPRECIATION--Real estate subject to operating leases is generally recorded at cost. On November 4, 1999, the effective date of the merger, adjustments were made to increase the book value of real estate assets in the aggregate to reflect Starwood Financial's purchase price and to eliminate prior period accumulated depreciation. The December 31, 1999 real estate balances reflect these adjustments.

    Beginning on November 4, 1999, real estate depreciation expense is computed using the straight-line method of cost recovery with an estimated remaining useful life of 40 years. Depreciation expense for all periods prior to the merger was computed using the straight-line method of cost recovery over estimated useful lives of 31.5 or 40 years for buildings and improvements. Additionally, depreciation is computed using the straight-line method of cost recovery over the estimated useful lives of seven years for furniture and equipment, the remaining lease term for tenant improvements, and the remaining life of the building for building improvements.

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

    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES--Investments in joint ventures and unconsolidated subsidiaries that are not majority-owned and controlled by the Company are accounted for on the equity method.

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects including investments in joint ventures accounted for on the equity method.

    REVENUE RECOGNITION--Lease revenue is recognized on the straight-line method of accounting over the term of the lease. Accordingly, increases in contractual lease payments are recognized evenly over the lease term. The difference between recognized lease revenue and contractual lease payments is recorded as deferred rent receivable on the balance sheet.

    On November 4, 1999, certain purchase accounting adjustments were made to eliminate the deferred rent receivable. Additionally, for purposes of calculating the average lease rates over the remaining lives of the leases, the term of all leases in place at the time of the merger has been adjusted to reflect a new start date beginning November 4, 1999.

    INCOME TAXES--For the period ending December 31, 1999 the Company will be taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of Starwood Financial. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Prior to the merger, the Company was taxed as a REIT under the Code.

    Starwood Financial elected to be taxed as a REIT for the tax year ended December 31, 1998 under the Code, and believes its current organization and method of operation will enable it to maintain its status as a REIT.

    ACCOUNTING FOR STOCK-BASED COMPENSATION--The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans.

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTEREST RATE RISK MANAGEMENT--The Company has entered into various interest rate protection agreements that, together with a swap agreement, fix the interest rate on the Company's London Interbank Offered Rate ("LIBOR") borrowings. The related cost of these agreements is amortized over their respective lives and such amortization is recorded as interest expense. In addition, the Company may enter into from time to time, off-balance sheet interest rate hedge agreements to mitigate the effect of interest rate changes that may occur from the date that the Company determines the need to enter into a future debt agreement and the date that the related debt is issued. Such interest rate hedge agreements, which are generally indexed to U.S. Treasury securities, pertain to probable fixed rate debt issuances for which the Company has identified the significant characteristics and expected terms. Any gains or losses realized upon settlement of qualifying hedge transactions are amortized over the lives of the related debt agreements. In the event that the Company decides not to issue such debt or at the time the instrument no longer qualifies as a hedge, the Company would recognize a gain or loss in current operations based on the eventual settlement proceeds received or paid. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counterparties is not deemed to be significant.

    CONCENTRATION OF CREDIT RISK--The Company underwrites the credit of perspective tenants and may require them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's assets are geographically diverse and its tenants operate in a variety of industries, to the extent the Company has a significant concentration of lease revenues from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company. As of December 31, 1999, the Company's five largest tenants collectively accounted for approximately 16.8% of the Company's annualized lease revenue. The Company's largest single tenant accounted for approximately 3.7% of the Company's annualized lease revenue.

    RECENT ACCOUNTING STANDARDS--In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS 133 for one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company currently plans to adopt this pronouncement as required effective January 1, 2001. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires all costs of start-up activities, including organization costs, to be charged to operations as incurred. The initial application and effect of adopting SOP 98-5 is reported as a cumulative effect of a change in accounting principle and is recorded to net income in the period of change. Accordingly, the Company charged unamortized start-up costs of approximately $1.8 million to net income during the first quarter of 1999.

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS--Certain prior year amounts have been reclassified in the consolidated financial statements and the related notes to conform to the 1999 presentation.

NOTE 3--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands):

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Buildings and improvements...........................  $1,223,015   $1,119,425
Improved land........................................     251,794      230,401
Real estate held for sale, net.......................          --        3,500
  Less accumulated depreciation......................      (5,111)     (71,950)
                                                       ----------   ----------
                                                        1,469,698    1,281,376
Investments in unconsolidated joint ventures.........      60,106       74,337
                                                       ----------   ----------
  Real estate subject to operating leases, net.......  $1,529,804   $1,355,713
                                                       ==========   ==========

    On November 4, 1999, the effective date of the merger, the purchase accounting adjustments required under APB 16 were made to increase the costs of the land and buildings and to eliminate prior periods accumulated depreciation.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At
December 31, 1999, the Company had investments in five joint ventures:
(i) TriNet Sunnyvale Partners L.P. ("Sunnyvale") whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant;
(ii) Corporate Technology Associates LLC ("CTC I") whose external member is Corporate Technology Centre Partners LLC; (iii) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.;
(iv) Corporate Technology Centre Associates II LLC ("CTC" II") whose external joint venture member is Corporate Technology Centre Partners II LLC; and (v) TriNet Milpitas Associates, LLC ("Milpitas") whose external member is The Prudential Insurance Company of America, for the purpose of operating, acquiring and in certain cases, developing properties. Effective November 22, 1999, the joint venture partners, who are affiliates of Whitehall Street Real Estate Limited Partnership, IX and The Goldman Sachs Group L.P. (the "Whitehall Group") in W9/TriNet Poydras, LLC ("Poydras") elected to exercise their right under the partnership agreement, which was accelerated as a result of the TriNet acquisition, to exchange all of their membership units for 350,746 shares of common stock of Starwood Financial and a $767,000 distribution of available cash. As a consequence, Poydras is now wholly owned and is reflected on a consolidated basis in these financial statements.

    At December 31, 1999, the Company's equity and notes receivable investments in joint ventures have been adjusted to reflect the impact of the required APB 16 purchase accounting adjustments resulting from the merger. The Company's share of joint venture income and interest income are recorded on an historical basis through November 3, 1999, and for the period from November 4, 1999 through December 31, 1999, joint venture income and interest income include the required purchase accounting adjustments.

    At December 31, 1999, the joint ventures comprised 22 net leased facilities totaling 1.5 million square feet, four properties under development totaling 312,400 square feet and 40.4 acres of land held for

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 3--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED) development and sale. The Company's combined investment, including advances, in these joint ventures at December 31, 1999 was $84.8 million. In the aggregate, the joint ventures had total assets of $332.8 million, total liabilities of $251.9 million, and net income of $4.2 million. The Company accounts for these investments under the equity method because its joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and its portion of aggregate third party debt as of December 31, 1999 are presented below (in thousands). For purposes of this schedule, Poydras is included to show the Company's portion of income for the period January 1, 1999 to November 3, 1999.

                                                     ACCRUED                                JOINT
UNCONSOLIDATED            OWNERSHIP      EQUITY       NOTES       INTEREST      TOTAL      VENTURE    INTEREST    TOTAL
JOINT VENTURE:                %        INVESTMENT   RECEIVABLE   RECEIVABLE   INVESTMENT    INCOME     INCOME     INCOME
--------------            ----------   ----------   ----------   ----------   ----------   --------   --------   --------
Operating:
  Sunnyvale.............     44.7%      $13,589      $    --       $   --      $13,589      $1,123     $   --     $1,123
  Poydras...............    100.0%           --           --           --           --        (246)     1,364      1,118
  CTC II................     50.0%        4,594       20,674        4,098       29,366        (983)     3,879      2,896
  Milpitas..............     50.0%       20,729           --           --       20,729       2,518         --      2,518
Development:
  Sierra................     50.0%        5,136           --           --        5,136        (351)        --       (351)
  CTC I.................     50.0%       15,936           --           --       15,936          35         --         35
                                        -------      -------       ------      -------      ------     ------     ------
                                        $59,984      $20,674       $4,098      $84,756      $2,096     $5,243     $7,339
                                        =======      =======       ======      =======      ======     ======     ======

                            PRORATA
                           SHARE OF
UNCONSOLIDATED            THIRD PARTY
JOINT VENTURE:               DEBT
--------------            -----------
Operating:
  Sunnyvale.............    $ 7,447
  Poydras...............         --
  CTC II................      8,288
  Milpitas..............     41,130
Development:
  Sierra................      2,588
  CTC I.................     31,923
                            -------
                            $91,376
                            =======

    At December 31, 1999, the Company was the guarantor for 50% of CTC I's
$63.8 million construction loan. Additionally, if the Company agrees with its joint venture partner to commence the development of phase II of the project, it will have additional commitments to fund further development costs. The amount of these additional commitments are estimated to be $11.1 million. This amount will vary depending upon the amount of senior third party financing obtained.

    Currently, the limited partners of the Sunnyvale partnership have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 Common Shares of Starwood Financial in lieu of cash. Additionally, commencing in February 2002, subject to acceleration under certain circumstances, partnership units held by certain partners of Milpitas may be converted into 984,476 Common Shares of Starwood Financial.

    INVESTMENTS IN DECONTROLLED SUBSIDIARY--In addition to the above joint ventures, the Company has an investment in TriNet Management Operating
Company, Inc. ("TMOC"), a taxable decontrolled subsidiary of the Company. TMOC was created for the purpose of investing in net lease assets through G. Accion, S.A. de C.V., ("G. Accion"), a Mexican real estate company. TMOC is capitalized by an equity and debt contribution from the Company. The equity investment in TMOC is included in other investments in and advances to unconsolidated joint ventures on the consolidated balance sheet of the Company. As of December 31, 1999, the Company's investment was $122,000.

    On July 17, 1999, TMOC collected a $750,000 fee pursuant to an agreement by TMOC to amend its partnership agreement dated December 4, 1998 with G. Accion. Under the agreement, G. Accion was allowed to enter a comprehensive funding arrangement with another party and TMOC relinquished certain governance rights it had with G. Accion. The Company's income from its investment in TMOC is recorded in joint venture income on the consolidated statement of operations. For the periods January 1, 1999 to November 3, 1999 and November 4, 1999 to December 31, 1999, the Company earned joint venture income of $607,000 from its investment in TMOC.

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 3--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED)
    ASSET HELD FOR SALE--In January 1999, the Company sold a vacant building located in Metairie, Louisiana for its December 31, 1998, carrying value of $3.5 million, which was net of a $5.7 million provision for asset held for sale recognized in accordance with Statement of Financial Accounting Standards
No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This statement requires assets to be disposed of to be recorded at the lower of their carrying amount or fair value less costs to sell.

NOTE 4--RESTRICTED CASH

    Under the terms of one of its mortgage loan liabilities, the Company is required to maintain restricted cash reserves for debt service and leasing cost obligations. At December 31, 1999 and 1998, the Company had $6.1 million and $6.4 million respectively, of restricted cash related to these obligations. The remaining balance of $11.3 in 1998 is comprised primarily of a $10.5 million cash deposit securing one tenant's obligation under its lease.

NOTE 5--LOAN COSTS AND INTEREST EXPENSE

    On November 4, 1999, purchase accounting adjustments were made to eliminate loan origination costs and revalue interest rate protection agreements to fair market value. These costs are amortized over the remaining term of the related debt. The following table summarizes the costs and accumulated amortization associated with the loan origination costs and interest rate protection agreements (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Loan origination costs.....................................   $   --    $ 8,564
Interest rate protection agreements........................    3,127      9,686
                                                              ------    -------
                                                               3,127     18,250
                                                              ------    -------
Accumulated amortization...................................     (105)    (6,012)
                                                              ------    -------
    Loan costs, net........................................   $3,022    $12,238
                                                              ======    =======

    During 1999, 1998 and 1997, interest expense was $45.6 million, $40.5 million, and $25.8 million, respectively, which was net of capitalized interest in 1999 and 1998 of $1.8 million and $3.3 million, respectively. Amortization of loan origination costs and interest rate protection agreements included in interest expense was $2.3 million, $2.2 million, and $2.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    Cash paid for interest, net of amounts capitalized, during 1999, 1998 and 1997 was $44.2 million, $38.4 million and $19.9 million, respectively.

NOTE 6--OTHER ASSETS AND OTHER LIABILITIES

    Included in other assets at December 31, 1999 is an investment of $4.0 million consisting of 250,000 shares of the corporate stock of Fortress Investment Corp., a private real estate investment company. The Company records this investment at cost and periodically reviews the asset for any permanent impairment in value. In management's opinion, at December 31, 1999, the cost of the investment represents its fair value.

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 6--OTHER ASSETS AND OTHER LIABILITIES (CONTINUED)
    Also included in other assets at December 31, 1999 is the Company's debt investment in TMOC of approximately $1.9 million.

    Accumulated amortization related to other assets aggregated approximately $16,000 and $877,000 at December 31, 1999 and 1998, respectively.

    Included in other liabilities is $9.9 million in interest payable, $10.8 million in security deposits from tenants, $9.4 million of unearned lease income, $12.1 million of accounts payable and accrued liabilities and $2.3 million of deferred liabilities which primarily relate to tenant improvements.

NOTE 7--DEBT OBLIGATIONS

    On November 4, 1999, purchase accounting adjustments were made to the Company's debt balances to reflect the present value of amounts to be paid based on market interest rates for obligations with similar terms. These adjustments, whether discounts or premiums, are amortized into interest expense over the remaining term of the loan to reflect an estimated market interest rate as of the merger date.

    The table below summarizes the contract amount, the carrying value, the contract interest rate and the effective interest rate on the various debt instruments as of December 31, 1999. The carrying value represents the debt balance after taking into consideration the discounts or premiums. The effective interest rate represents the estimated market interest rate as of the merger date for similar term debt instruments.

                                                                         BALANCE AS OF DECEMBER 31,
                                            ------------------------------------------------------------------------------------
                                            CONTRACT   CARRYING   CONTRACT   CONTRACT INTEREST   EFFECTIVE INTEREST   SCHEDULED
                                             AMOUNT     VALUE      AMOUNT          RATE                 RATE           MATURITY
LOAN                                          1999       1999       1998           1999                 1999             DATE
----                                        --------   --------   --------   -----------------   ------------------   ----------
                                                    (IN THOUSANDS)
Revolving Credit Facility.................  $186,700   $186,700   $188,900       LIBOR + 1.55%        LIBOR + 1.55%   05/31/2001
7.30% Notes due 2001......................  100,000     98,001    100,000                7.30%                8.75%   05/15/2001
1994 Mortgage Loan........................   44,426     44,426     55,013        LIBOR + 1.00%        LIBOR + 1.00%   12/01/2004
7.95% Notes due 2006......................   50,000     47,655     50,000                7.95%                9.04%   05/15/2006
7.70% Notes due 2017......................  100,000     86,171    100,000                7.70%                9.51%   07/15/2017
6.75% Drs. due 2013(1)....................  125,000    121,693    125,000                6.75%                8.81%   03/01/2013
Poydras Mortgage Loan(3)..................   78,610     77,369         --       LIBOR + 1.375%        LIBOR + 2.50%   06/18/2001
Other Mortgage Loans......................   28,856     29,576     29,726       6.00%--11.375%         7.29%--8.50%      (2)
                                            --------   --------   --------
                                            713,592    691,591    648,639
Less: net discount........................  (22,001)                 (919)
                                            --------   --------   --------
                                            $691,591   $691,591   $647,720
                                            ========   ========   ========

EXPLANATORY NOTES:
------------------------------

(1) Subject to mandatory tender on 3/1/2003. Initial coupon of 6.75% applies to first five-year term only.

(2) Other Mortgage Loans mature at various dates through 2010.

(3) The Poydras Mortgage Loan was held in the Poydras joint venture at December 31, 1998. In connection with the joint venture partner's conversion of its partnership interest to common shares of Starwood Financial, Poydras is 100% consolidated in the Company's financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)

    The 30-day LIBOR rate as of December 31, 1999 was 5.82%. The Company has entered into interest rate protection agreements which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In addition, $75.0 million of the outstanding balance of the Poydras Mortgage Loan is subject to an interest rate cap which limits LIBOR to 7.50%.

    CREDIT FACILITIES--On June 1, 1998, the Company completed an agreement with a group of 15 banks led by Morgan Guaranty Trust Company of New York to provide the Company with a new $350.0 million unsecured revolving credit facility (the "Credit Facility"). The $350.0 million Credit Facility matures on May 31, 2001 and has an automatic one-year extension option. Borrowing rates under the facility are based on the Company's credit ratings. The Credit Facility also has a $225.0 million competitive bid feature, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the Credit Facility may be borrowed for general corporate and working capital needs, as well as for investment purposes. The Credit Facility requires interest-only payments until maturity, at which time outstanding borrowings are due and payable. In connection with this transaction, $1.3 million of unamortized debt issuance costs relating to the Company's former $200.0 million revolving credit facility were recognized as an extraordinary charge.

    On November 5, 1999, the Credit Facility was amended, and a waiver was obtained from the bank group to provide for its continuation following the Company's acquisition by Starwood Financial. In connection with the amendment, the Company appointed Bank of America, N.A. as administrative agent and Banc One, N.A. as syndication agent, and increased borrowing rates under the Credit Facility to reflect current market borrowing rates. The current LIBOR-based borrowing rate, which is based on the Company's credit rating, is LIBOR plus 1.55%. The Company incurred $1.2 million of fees related to this amendment. The Credit Facility's covenants include limitations on corporate leverage, unsecured debt and minimum cash flow coverage tests against debt service and fixed charges. The amendment revised the limitation on the Company's dividend payments from 95% of funds from operations, to 85% of cash flow from operations for any 12-month period.

    LONG-TERM DEBT--On February 24, 1998, the Company sold to the public
$125.0 million of 6.75% Dealer remarketable securities (the "Drs.") due
March 1, 2013, at a price of 99.706% of the principal amount. Net proceeds after issuance costs from the Drs. were approximately $123.7 million, of which $120.6 million was used to pay down the balance on the Company's Credit Facility. Upon certain terms and conditions, the Drs. are subject to a mandatory tender on March 1, 2003, to either J.P. Morgan Securities, Inc. (the "Dealer") or the Company. If tendered to the Dealer, the Drs. must be remarketed by the Dealer. The Drs. are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured indebtedness. Subject to a prepayment provision, the Drs. are redeemable at any time, in whole or in part, at the option of the Company. Interest on the Drs. will be paid semi-annually in arrears on March 1 and September 1 of each year. In conjunction with this issuance, the Dealer paid the Company a premium in the amount of $3.3 million for the right to require the mandatory tender of all outstanding Drs. at March 1, 2003. Additionally, the Company paid $3.2 million in settlement of its interest rate hedge agreements in conjunction with this debt issuance. The premium paid by the Dealer and the hedge agreements are being amortized over the term of the Drs. The all-in effective

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
interest rate, including issuance costs, the premium received from the Dealer and the cost associated with the settlement of the interest rate hedge agreements, is 6.86% over the initial five-year term of the Drs.

    On July 14, 1997, the Company completed a public offering of $100.0 million of its 7.70% Notes due 2017 (the "2017 Notes"). The 2017 Notes were sold at a price of 99.606% of the face value resulting in proceeds (net of the price discount, underwriters' discount and issuance costs) of approximately
$97.1 million. The 2017 Notes are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured and unsubordinated indebtedness. Subject to certain conditions, the 2017 Notes are redeemable at any time at the option of the Company. Interest on the 2017 Notes is paid semi-annually in arrears. The discount on the 2017 Notes is being amortized using the effective interest method over the respective life of the 2017 Notes.

    On May 22, 1996, the Company completed a public offering of $100.0 million of its 7.30% Notes due 2001 (the "2001 Notes") and $50.0 million of its 7.95% Notes due 2006 (the "2006 Notes" and, together with the 2001 Notes, the "Notes"). The 2001 Notes were sold at a price of 99.764% of the face value, and the 2006 Notes were sold at a price of 99.853% of the face value resulting in proceeds (net of the price discount, underwriters' discount and issuance costs) of approximately $147.8 million. The Notes are senior unsecured obligations of the Company and rank equally with the Company's other senior unsecured and unsubordinated indebtedness. Subject to certain conditions, the Notes are redeemable at any time at the option of the Company. Interest on the Notes is paid semi-annually in arrears. The discounts on the Notes are being amortized using the effective interest method over the respective lives of the Notes.

    MORTGAGE LOANS--In December 1994, a subsidiary of the Company entered into a $110.0 million mortgage loan (the "1994 Mortgage Loan"). The 1994 Mortgage Loan currently bears interest at a variable rate equal to the 30-day LIBOR plus 1.00%, subject to the interest rate swap discussed below. The 1994 Mortgage Loan requires monthly interest-only payments until maturity in December 2004 at which time outstanding principal is due and payable.

    On July 1, 1996, the Company prepaid $35.0 million of the 1994 Mortgage Loan, which reduced the interest rate from LIBOR plus 1.25% to LIBOR plus 1.00%. This prepayment resulted in an extraordinary charge of approximately
$1.2 million. On December 13, 1996, the Company prepaid approximately
$20.0 million of the 1994 Mortgage Loan as a result of the settlement of a casualty loss that arose from a fire that destroyed a warehouse/distribution facility located in New Orleans, Louisiana. This prepayment resulted in an extraordinary charge of $1.0 million. On August 2, 1999, the Company prepaid approximately $10.6 million of the 1994 Mortgage Loan primarily with proceeds from the disposition of two properties located in the greater Syracuse, New York area. This prepayment resulted in an extraordinary charge of $665,000.

    In June 1998, Poydras, an entity which currently is 100% owned by the Company, entered into a $78.6 million mortgage loan (the "Poydras Mortgage Loan"). The Poydras Mortgage Loan currently bears interest at a variable rate equal to the 30-day LIBOR plus 1.375%. However, $75.0 million of the Poydras Mortgage Loan is subject to an interest rate cap which limits LIBOR to 7.50% and is in effect until June 2001. The Poydras Mortage Loan requires monthly interest-only payments until its maturity in June 2001, at which time the outstanding principal is due and payable. The Company has an option to extend the loan for a one-year period. The loan is provided by a group of five commercial banks led by Dresdner Bank. The Company provides a guarantee for 25% of the principal balance outstanding. The collateral for the loan is the Poydras Plaza property located in New Orleans, Louisiana.

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
    Prior to the merger, the Company owned a 50% interest in Poydras and the Whitehall Group and its affiliates owned the remaining 50% of the interest in the entity. The interest in Poydras was accounted for on the equity method, and as a result, the Poydras Plaza property and the Poydras Mortgage Loan were not reflected on the face of the Company's balance sheet. Effective November 22, 1999, the Company obtained ownership of 100% of Poydras, and the entity was consolidated in the financial statements of the Company. See
Note 3--"Investments in and Advances to Unconsolidated Joint Ventures".

    In conjunction with the acquisition of a portfolio of nine net leased properties on December 31, 1997, and five net leased properties in the first six months of 1998, the Company's majority-owned consolidated partnership, TriNet Property Partners, assumed six mortgages from a group of private partnerships which total $15.6 million as of December 31, 1999. Additionally, the Company assumed an outstanding mortgage with the acquisition of a property on June 18, 1998. The outstanding balance on this mortgage as of December 31, 1999 was $13.3 million. Together, these mortgages make up the "Other Mortgage Loans." These loans require monthly principal and interest payments and are collateralized by certain real estate assets.

    INTEREST RATE SWAP--Effective October 1, 1995, the Company entered into an interest rate swap agreement with a financial institution which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR based borrowings in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the interest rate swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In addition, $75.0 million of the Poydras Mortgage Loan is subject to an interest rate cap which limits LIBOR to 7.50% and is in effect until June 2001. At December 31, 1999, the fair value of the Company's interest rate swaps and caps was $4.6 million.

    RATES AND FUTURE MATURITIES--The weighted average effective interest rate was 7.05%, 7.05% and 7.18% for the years ended December 31, 1999, 1998 and 1997, respectively.

    Future maturities of outstanding long-term debt and mortgages stated in terms of the contractual obligation are as follows (in thousands):

2000.....................................................  $   4,683
2001.....................................................    366,164
2002.....................................................     15,135
2003(1)..................................................    125,568
2004.....................................................     45,044
Thereafter...............................................    156,998
                                                           ---------
Total principal maturities...............................    713,592
Net unamortized debt (discounts)/premiums................    (22,001)
                                                           ---------
Total debt obligations...................................  $ 691,591
                                                           =========

EXPLANATORY NOTE:
------------------------------

(1) On February 24, 1998, the Company sold to the public $125 million of 6.75% Drs. Notes. Upon certain terms and conditions, the Drs. are subject to mandatory tender on March 1, 2003, to either the Dealer or the Company. If tendered to the Dealer, the Drs. must be remarketed by the Dealer.

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 8--SPECIAL CHARGE

   During the third quarter of 1998, the Company recognized a one-time charge of approximately $3.0 million in connection with the expected reduction of its investment activity. This charge met the criteria set forth in Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Accordingly, the Company recorded a liability for the estimated costs resulting from this change. The 1998 third quarter charge was comprised of $1.9 million of severance costs and related compensation, $209,000 in lease termination fees, $561,000 of abandoned pursuit costs and $344,000 of other restructuring costs. As of December 31, 1999, there was no liability remaining related to this charge.

NOTE 9--COMMITMENTS AND CONTINGENCIES

    The Company is subject to option agreements with six existing tenants which could require the Company to fund tenant improvements on approximately 25,000 square feet and to construct up to 589,000 square feet of additional adjacent space on which the Company would receive additional lease revenue under the terms of the option agreements.

    On November 3, 1998, the Company entered into an agreement with TN-CP Venture One ("TN-CP"), a Texas joint venture between the Company and Sierra Office Venture Three, Ltd. ("SOVT"), whereby the Company is conditionally obligated to loan TN-CP up to $40.4 million. TN-CP was formed to provide a take-out commitment to SOVT to acquire Sierra III, a build-to-suit, net leased office building, located in Irving, Texas, which is currently 100% leased under a 10-year lease arrangement. The Company's obligation to make such loan is conditioned upon TN-CP acquiring Sierra III from SOVT. TN-CP's obligation to purchase Sierra III from SOVT is conditioned upon satisfaction of certain requirements related to completion of the project and the tenant's occupancy of the building. The Company is the managing partner of TN-CP and has an option to acquire Sierra III from TN-CP, at its sole election, based upon a pre-determined formula. The Company currently expects to fund only $7.6 million of the $40.4 million conditional obligation and market the property for sale to a third party by October 2000.

    The Company also has commitments relating to convertible partnership units (Note 13) and has partially guaranteed third party debt in connection with certain joint ventures (Note 3).

NOTE 10--DIVIDENDS

    As described in Note 2, prior to the merger with Starwood Financial, the Company qualified as a REIT for federal income tax purposes. Subsequent to the merger, the Company will be included as a QRS in Starwood Financial's consolidated tax return. The following summarizes the tax components of common dividends paid by the Company in 1999, 1998 and 1997:

                                                      1999           1998           1997
                                                    --------       --------       --------
Per common share:
  Ordinary income.................................   $1.59          $1.81          $1.82
  Capital gain....................................      --             --           0.01
  Return of capital...............................    1.01           0.75           0.06
                                                     -----          -----          -----
    Total.........................................   $2.60          $2.56(1)       $1.89(2)
                                                     =====          =====          =====

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 10--DIVIDENDS (CONTINUED)
EXPLANATORY NOTES:
------------------------------

(1) The fourth quarter common stock dividend of $0.65, which was payable on January 15, 1999 to shareholders of record on December 31, 1998, is treated as a 1999 dividend distribution for federal income tax reporting purposes and, accordingly, is not included in this column of the above table.

(2) The fourth quarter common stock dividend of $0.64, which was payable on January 2, 1998 to shareholders of record on December 17, 1997, is treated as a 1998 dividend distribution for federal income tax reporting purposes and, accordingly, is not included in this column of the above table.

    All of the dividends declared on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock for the years ended December 31, 1999, 1998 and 1997 represented ordinary income for income tax purposes.

NOTE 11--STOCK INCENTIVE PLANS AND EMPLOYEE BENEFITS

    IMPACT OF MERGER--The Company's stock incentive plans were terminated effective with the merger, at which time each holder of a stock option, with the exception of the Company's directors and certain senior executives described below, elected to receive one of the following for each stock option: (i) cash equal to the difference between the market price and the exercise price of the stock option, whether vested or unvested; or (ii) a number of options to purchase Starwood Financial common stock on substantially the same terms, in each case giving effect to the 1.15 exchange ratio. Unvested options were exchanged for unvested Starwood Financial options and resumed the same vesting schedules.

    Certain senior executives of the Company elected to receive one of the following for each stock option: (i) cash equal to the difference between the market price and the exercise price of the stock option, whether vested or unvested; (ii) a number of options to purchase Starwood Financial common stock on substantially the same terms, in each case giving effect to the 1.15 exchange ratio, except that both vested and unvested stock options were exchanged for vested Starwood Financial options.

    The Company's directors received a number of Starwood Financial options to purchase Starwood Financial common stock vested substantially the same as their options in the Company, in each case giving effect to the 1.15 exchange ratio for their options in the Company.

    Also as a result of the merger, the Company terminated its dividend equivalent rights program. The program called for immediate vesting of all dividend equivalent rights upon a change of control of 50% or more of the Company's voting common stock. Coincident with the merger, all dividend equivalent rights were vested and amounts due to employees of approximately $8.3 million were paid by the Company. Such payments were included as part of the purchase price paid by Starwood Financial to acquire the Company for financial reporting purposes.

    STOCK INCENTIVE PLANS--PRE-MERGER--The Company established the 1993 Stock Incentive Plan (the "1993 Stock Plan") for the purpose of encouraging and enabling the Company's officers, employees and directors to acquire a proprietary interest in the Company. The 1993 Stock Plan provided for administration by the Compensation Committee (the "Committee") of the Board of Directors. A maximum of 500,000 common shares were reserved for issuance under the 1993 Stock Plan. The 1993 Stock Plan authorized: (i) the grant of stock options that qualified as incentive stock options ("ISOs") under Section 422 of the Code; (ii) the grant of stock options that do not so qualify ("Non-Qualified Options"); and (iii) grants of shares contingent upon the attainment of performance goals or subject to other

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 11--STOCK INCENTIVE PLANS AND EMPLOYEE BENEFITS (CONTINUED) restrictions. Options granted under the 1993 Stock Plan vested ratably over four years for employees and after one year for non-employee directors.

    In addition, in connection with the Company's initial public offering, options were granted separately from the 1993 Stock Plan to executive officers to purchase an aggregate of 290,000 shares at the initial offering price of $24.25 per share. Options granted in connection with the initial public offering vested ratably over three years.

    During 1995, the Company adopted the 1995 Stock Incentive Plan (the "1995 Stock Plan"). The 1995 Stock Plan provided for the issuance of, or grant of options to purchase, up to 1,000,000 shares of common stock. Options under the 1995 Stock Plan were ISOs or Non-Qualified Options. Options granted under the 1995 Stock Plan vested ratably over four years for employees and after one year for non-employee directors.

    During 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Stock Plan"). The 1997 Stock Plan provided for the issuance of, or grant of options to purchase, up to 800,000 shares of common stock. Options under the 1997 Stock Plan were ISOs or Non-Qualified Options. No options were granted under the 1997 plan.

    Also during 1997, the Company adopted the dividend equivalent rights program as part of its long-term incentive compensation plans. Dividend equivalent rights were issued to employees and directors in conjunction with option grants to purchase Company stock and vested in equal annual installments over a period of four years for employees and one year for directors. Dividend equivalent rights expired after five years or when the underlying stock option was exercised, forfeited or canceled. Payments on the dividend equivalent rights units awarded accrued and accumulated in amounts equal to the dividends declared and paid on the underlying options, and the actual payments on vested dividend equivalent rights were made in annual installments on the vesting dates. Dividend equivalent rights units were issued in tandem with all options granted to directors and officers of the Company in 1997 and employees in 1998 (with the exception of two grants in December 1998 in the aggregate amount of 130,000 options).

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 11--STOCK INCENTIVE PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    Changes during 1997, 1998 and 1999 in options outstanding for the combined plans were as follows:

                                               NUMBER OF SHARES
                                           -------------------------     AVERAGE
                                                        NON-EMPLOYEE   OPTION PRICE
                                           EMPLOYEES     DIRECTORS      PER SHARE
                                           ----------   ------------   ------------
OPTIONS OUTSTANDING, DECEMBER 31, 1996...     821,833      102,000        $27.81
  Granted, 1997..........................     189,000       20,000        $32.74
  Exercised, 1997........................     (34,024)          --        $25.92
                                           ----------     --------
OPTIONS OUTSTANDING, DECEMBER 31, 1997...     976,809      122,000        $28.80
  Granted, 1998..........................     567,500       24,000        $32.89
  Exercised, 1998........................          --      (12,000)       $28.88
  Canceled, 1998.........................    (328,584)      (4,000)       $32.54
                                           ----------     --------
OPTIONS OUTSTANDING, DECEMBER 31, 1998...   1,215,725      130,000        $29.67
  Granted, 1999..........................     277,000       16,000        $27.00
  Exercised, 1999........................    (141,666)          --        $25.43
  Canceled, 1999.........................  (1,351,059)    (146,000)       $29.49
                                           ----------     --------
OPTIONS OUTSTANDING, DECEMBER 31, 1999...          --           --        $   --
                                           ==========     ========

    The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per common share would have been reduced by approximately $557,000 or $0.02 per common share, for the period from January 1, 1999 to November 3, 1999, by approximately $618,000, or $0.03 per common share, for the year ended December 31, 1998, and by approximately $523,000, or $0.03 per common share, for the year ended December 31, 1997

    The fair value of the options granted during 1999 is estimated as $2.31 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions, which are based on historical performance: dividend yield of 10.0%, volatility of 25%, risk free interest rate of 5.50%, actual forfeitures, and an expected life of approximately five years. The fair value of the options granted during 1998 is estimated as $2.88 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions, which are based on historical performance: dividend yield of 7.50%, volatility of 20.0%, risk-free interest rates of 4.59% to 5.50%, actual forfeitures, and an expected life of approximately five years. The fair value of the options granted during 1997 is estimated as $3.59 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions, which are based on historical performance: dividend yield of 7.24%, volatility of 20.0%, risk-free interest rates of 5.75% to 6.5%, actual forfeitures, and an expected life of approximately five years.

    Effective January 1, 1994, the Company implemented the TriNet Corporate Realty Trust, Inc. Savings and Retirement Plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of six months of continuous service with

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 11--STOCK INCENTIVE PLANS AND EMPLOYEE BENEFITS (CONTINUED) the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf up to 50% of the first 10% of the participant's annual contribution. The Company made contributions of approximately $210,000, $183,000, and $102,000 to the 401(k) Plan for the years ended December 31, 1999, 1998, and 1997, respectively.

    Effective January 1, 2000, the 401(k) Plan was expanded to include employees of, and adopted by, Starwood Financial and was renamed the Starwood Financial Inc. Savings and Retirement Plan.

NOTE 12--OPERATING LEASES

    The Company's properties are leased to tenants under operating leases with current expiration dates ranging from 2000 to 2018. Future lease revenues under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect at December 31, 1999, are approximately as follows (in thousands):

YEAR                                                AMOUNT
----                                              ----------
2000............................................  $  157,527
2001............................................     148,431
2002............................................     131,753
2003............................................     119,423
2004............................................     102,044
Thereafter......................................     382,501
                                                  ----------
                                                  $1,041,679
                                                  ==========

    No single tenant represented more than 4% of lease revenues received for the periods January 1, 1999 to November 3, 1999 and November 4, 1999 to
December 31, 1999.

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 13--EARNINGS PER SHARE

    The following table presents the basic and diluted earnings per share calculations (dollars in thousands, except per share amounts):

                                                           FOR THE PERIOD     YEARS ENDED DECEMBER 31,
                                                         JANUARY 1, 1999 TO   -------------------------
                                                          NOVEMBER 3, 1999      1998             1997
                                                         ------------------   --------         --------
NUMERATOR
  Basic:
    Income before extraordinary items and cumulative
      effect...........................................        $58,039        $63,843          $54,234
    Extraordinary items................................           (665)        (1,272)              98
    Cumulative effect of a change in accounting
      principle........................................         (1,810)            --               --
                                                               -------        -------          -------
    Net income.........................................         55,564         62,571           54,332
    Preferred dividend requirement.....................        (11,758)       (15,678)          (9,522)
                                                               -------        -------          -------
    Earnings available to common shares................        $43,806        $46,893          $44,810
                                                               =======        =======          =======
DENOMINATOR
  Basic:
    Weighted average common shares outstanding.........         24,978         24,387           19,435
                                                               =======        =======          =======
  Diluted:
    Weighted average common shares outstanding.........         24,978         24,387           19,435
    Shares issuable from assumed conversion of common
      stock options....................................              8            117              191
    Shares issuable in exchange for land...............             74             --               --
                                                               -------        -------          -------
    Weighted average common shares outstanding, as
      adjusted.........................................         25,060         24,504           19,626
                                                               =======        =======          =======
EARNINGS AVAILABLE PER COMMON SHARE--BASIC:
    Income available before extraordinary items........        $  1.85        $  1.97          $  2.30
    Extraordinary items................................          (0.10)         (0.05)            0.01
                                                               -------        -------          -------
    Earnings available.................................        $  1.75        $  1.92          $  2.31
                                                               =======        =======          =======
EARNINGS AVAILABLE PER COMMON SHARE--DILUTED:
    Income available before extraordinary items........        $  1.85        $  1.96          $  2.27
    Extraordinary items................................          (0.10)         (0.05)            0.01
                                                               -------        -------          -------
    Earnings available.................................        $  1.75        $  1.91          $  2.28
                                                               =======        =======          =======

    For the period January 1, 1999 to November 3, 1999 and for the years ended December 31, 1998 and 1997, there were 1,357,043, 995,303 and 297,728 weighted average partnership units outstanding, respectively, on an as-converted basis that were not assumed converted into common shares since they were antidilutive to earnings per share. These securities may become dilutive to earnings per share in subsequent periods.

    Earnings per share is not calculated for the period November 4, 1999 through December 31, 1999 since all 100 shares outstanding are held entirely by Starwood Financial.

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 14--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The summarized consolidated quarterly information for December 31 represents the combined pre-and post-merger periods.

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    DECEMBER 31   SEPTEMBER 30   JUNE 30    MARCH 31
                                                    -----------   ------------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Revenues..........................................    $43,289        $48,107     $42,566    $42,425
Income before extraordinary item and cumulative
  effect..........................................    $ 5,657        $23,313     $19,698    $21,026
Extraordinary loss................................    $    --        $  (665)    $    --    $    --
Cumulative effect.................................    $    --        $    --     $    --    $(1,810)
Net income........................................    $ 5,657        $22,648     $19,698    $19,216
Earnings available to common shares:
  Basic...........................................    $ 5,657        $18,729     $15,778    $15,297
  Diluted.........................................    $ 5,657        $18,732     $15,909    $15,389
Earnings available per common share--Basic:
  Extraordinary loss per share....................        n/a        $ (0.02)    $    --    $ (0.07)
  Earnings available per common share.............        n/a        $  0.75     $  0.63    $  0.61
Earnings available per common share--Diluted:
  Extraordinary loss per share....................        n/a        $ (0.02)    $    --    $ (0.07)
  Earnings available per common share.............        n/a        $  0.73     $  0.63    $  0.61
Weighted average number of shares outstanding:
  Basic...........................................        n/a         25,067      24,957     24,876
  Diluted.........................................        n/a         25,768      25,449     25,294

1998
Revenues..........................................    $43,970        $43,306     $38,667    $36,872
Income before extraordinary item..................    $10,657        $15,532     $18,612    $19,042
Extraordinary loss................................    $    --        $    --     $(1,272)   $    --
Net income........................................    $10,657        $15,532     $17,340    $19,042
Earnings available to common shares:
  Basic...........................................    $ 6,737        $11,613     $13,420    $15,123
  Diluted.........................................    $ 6,640        $11,613     $13,420    $15,123
Earnings available per common share--Basic:
  Extraordinary loss per share....................    $    --        $    --     $ (0.05)   $    --
  Earnings available per common share.............    $  0.27        $  0.47     $  0.54    $  0.65
Earnings available per common share--Diluted:
  Extraordinary loss per share....................    $    --        $    --     $ (0.05)   $    --
  Earnings available per common share.............    $  0.26        $  0.47     $  0.54    $  0.65
Weighted average number of shares outstanding:
  Basic...........................................     24,872         24,872      24,649     23,131
  Diluted.........................................     25,193         24,955      24,853     23,411

                      TRINET CORPORATE REALTY TRUST, INC.

NOTE 15--SHAREHOLDERS' EQUITY

    Starwood Financial initiated a share repurchase program to buy back up to
5.0 million shares of its common stock. As of December 31, 1999, the Company has repurchased 2.26 million shares of Starwood Financial's common stock for $40.0 million resulting in an average per share cost of $17.66.

    On April 29, 1998, the Company completed a public offering of 701,754 shares of common stock (the "April 1998 Offering"), priced at $33.7547 per share in an underwritten offering with Merrill Lynch & Co. Merrill Lynch deposited these common shares with the trustee of the Equity Investor Funds Cohen & Steers Realty Majors Portfolio, a unit investment trust. Net proceeds from the offering were approximately $23.7 million, before issuance costs, and were used to pay down the balance on the $200 million Acquisitions Facility and for working capital.

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

    On October 8, 1997, the Company completed a public offering of 4,000,000 shares of 8.00% Series C Preferred Stock which generated proceeds of $96.6 million (net of underwriters' discount and other offering expenses). Dividends on the Series C Preferred Stock are payable quarterly in arrears at the rate of 8.00% per annum of the $25 per share liquidation preference (equivalent to a fixed annual rate of $2.00 per share) in March, June, September and December. The Series C Preferred Stock was not redeemable prior to October 8, 2002. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.

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

NOTE 16--SUBSEQUENT EVENTS

    ASSET DISPOSITIONS--As part of its announced disposition plan, on March 1, 2000, the Company sold an industrial property located in Sunnyvale, California for $13.4 million. The Company originally acquired the 174,600 square foot building, which is leased to Lockheed Martin Corporation, in April of 1994. The proceeds from this sale were used to partially repay $8.1 million of the 1994 Mortgage Loan which has a current principal balance of $36.3 million. In connection with this partial paydown, the Company incurred certain prepayment penalties which resulted in an extraordinary charge of $317,000 during the first quarter.

    On March 2, 2000, the Company disposed of a Paoli, Pennsylvania office property for $32.6 million. The Company originally acquired the 370,562 square foot building, which is leased to Unisys, in June 1993. The net proceeds were used to pay down the Company's revolving unsecured credit facility.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
TriNet Corporate Realty Trust, Inc.

    Our audits of the consolidated financial statements referred to in our report dated January 28, 2000, except for Note 16, as to which the date is March 2, 2000 appearing on page 24 of this Form 10-K of TriNet Corporate Realty Trust, Inc. also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Francisco, California
January 28, 2000

                      TRINET CORPORATE REALTY TRUST, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                            INITIAL COST              COSTS
                                                     --------------------------    CAPITALIZED
                                                                  BUILDING AND    SUBSEQUENT TO
DESCRIPTION                          ENCUMBRANCES       LAND      IMPROVEMENTS     ACQUISITION
-----------                          -------------   ----------   -------------   -------------
UNISYS CORPORATION
  1 - 2 2476 Swedesford Road ......    $     --      $    4,678    $   27,195       $     --
    Paoli, PA
UNISYS CORPORATION
  3 2611 Corporate West Drive .....       6,676           6,693        16,308             --
    Lisle, IL
REX STORES CORPORATION
  4 2875 Needmore Road ............       2,174           1,083         6,127             --
    Dayton, OH
THE STANDARD REGISTER COMPANY
  5 4000 South Racine Avenue ......          --             426         3,008             --
    Chicago, IL
RALPHS GROCERY COMPANY
  6 2652 East Long Beach Avenue ...          --           9,347        12,518             --
    Los Angeles, CA
UNIVERSAL TECHNICAL INSTITUTE
  7 3002 North 27th Avenue ........          --           1,099         2,193             --
    Phoenix, AZ
CATERAIR INTERNATIONAL CORPORATION
  8 50 Adrian Court ...............          --           1,207         3,435             --
    Burlingame, CA
  9 370 Adrian Road ...............          --             734         2,085             --
    Millbrae, CA
  10 3500 N.W. 24th Street ........          --           3,017         8,589             --
    Miami, FL
  11 3630 N.W. 25th Street ........          --           1,596         4,540             --
    Miami, FL
  12 4101 N.W. 25th Street ........          --           1,379         3,927             --
    Miami, FL
  13 221 West 79th Street .........          --             399         1,135             --
    Bloomington, MN
  14 1085 Bible Way ...............          --             246           699             --
    Reno, NV
  15 18850 28th Avenue, South .....          --             820         2,331             --
    Seattle, WA
  16 2800 Collingswood Drive ......          --           1,461         4,156             --
    Orlando, FL
  17 45 - 10 19th Avenue ..........          --           1,778         5,057             --
    Astoria, NY
  18 24 - 20 49th Street ..........          --             888         2,529             --
    Astoria, NY
19 8401 Escort Street .............          --             613         1,747             --
  Philadelphia, PA
SEARS LOGISTICS SERVICES
  20 4150 Lockbourne Industrial           2,748             390         7,478             --
    Parkway........................
  Columbus, OH
NORTHERN STATES POWER COMPANY
  21 3115 Centre Point Drive ......       1,385           1,102         4,407             --
    Roseville, MN

                                        GROSS AMOUNT AT CLOSE OF PERIOD
                                     -------------------------------------                              DEPRECIABLE
                                                  BUILDING AND                ACCUMULATED      DATE        LIFE
DESCRIPTION                             LAND      IMPROVEMENTS     TOTAL     DEPRECIATION    ACQUIRED     (YEARS)
-----------                          ----------   -------------   --------   -------------   --------   -----------
UNISYS CORPORATION
  1 - 2 2476 Swedesford Road ......  $    4,678    $   27,195     $31,873       $   (96)        1999         40.0
    Paoli, PA
UNISYS CORPORATION
  3 2611 Corporate West Drive .....       6,693        16,308      23,001           (70)        1999         40.0
    Lisle, IL
REX STORES CORPORATION
  4 2875 Needmore Road ............       1,083         6,127       7,210           (27)        1999         40.0
    Dayton, OH
THE STANDARD REGISTER COMPANY
  5 4000 South Racine Avenue ......         426         3,008       3,434           (12)        1999         40.0
    Chicago, IL
RALPHS GROCERY COMPANY
  6 2652 East Long Beach Avenue ...       9,347        12,518      21,865           (53)        1999         40.0
    Los Angeles, CA
UNIVERSAL TECHNICAL INSTITUTE
  7 3002 North 27th Avenue ........       1,099         2,193       3,292           (12)        1999         40.0
    Phoenix, AZ
CATERAIR INTERNATIONAL CORPORATION
  8 50 Adrian Court ...............       1,207         3,435       4,642           (15)        1999         40.0
    Burlingame, CA
  9 370 Adrian Road ...............         734         2,085       2,819            (8)        1999         40.0
    Millbrae, CA
  10 3500 N.W. 24th Street ........       3,017         8,589      11,606           (37)        1999         40.0
    Miami, FL
  11 3630 N.W. 25th Street ........       1,596         4,540       6,136           (19)        1999         40.0
    Miami, FL
  12 4101 N.W. 25th Street ........       1,379         3,927       5,306           (17)        1999         40.0
    Miami, FL
  13 221 West 79th Street .........         399         1,135       1,534            (5)        1999         40.0
    Bloomington, MN
  14 1085 Bible Way ...............         246           699         945            (3)        1999         40.0
    Reno, NV
  15 18850 28th Avenue, South .....         820         2,331       3,151           (10)        1999         40.0
    Seattle, WA
  16 2800 Collingswood Drive ......       1,461         4,156       5,617           (18)        1999         40.0
    Orlando, FL
  17 45 - 10 19th Avenue ..........       1,778         5,057       6,835           (22)        1999         40.0
    Astoria, NY
  18 24 - 20 49th Street ..........         888         2,529       3,417           (11)        1999         40.0
    Astoria, NY
19 8401 Escort Street .............         613         1,747       2,360            (7)        1999         40.0
  Philadelphia, PA
SEARS LOGISTICS SERVICES
  20 4150 Lockbourne Industrial             390         7,478       7,868           (34)        1999         40.0
    Parkway........................
  Columbus, OH
NORTHERN STATES POWER COMPANY
  21 3115 Centre Point Drive ......       1,102         4,407       5,509           (19)        1999         40.0
    Roseville, MN

                      TRINET CORPORATE REALTY TRUST, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                            INITIAL COST              COSTS
                                                     --------------------------    CAPITALIZED
                                                                  BUILDING AND    SUBSEQUENT TO
DESCRIPTION                          ENCUMBRANCES       LAND      IMPROVEMENTS     ACQUISITION
-----------                          -------------   ----------   -------------   -------------
PNC MORTGAGE CORPORATION OF
  AMERICA, INC.
  22 440 North Fairway Drive ......          --           1,386      12,470               --
    Vernon Hills, IL
VOLKSWAGEN OF AMERICA, INC.
  23 450 Barclay Boulevard ........       2,596           3,160       7,432               --
    Lincolnshire, IL
  24 500 South Seventh Avenue .....       3,330           4,952      11,647               --
    City of Industry, CA
  25 11650 Central Parkway ........       1,864           2,287       5,380               --
    Jacksonville, FL
LOCKHEED MARTIN AEROSPACE
  CORPORATION
  26 1260 Crossman Avenue .........       2,687           1,827      11,368               12
    Sunnyvale, CA
LAND O LAKES
  27 1275 Red Fox Road ............       1,791             711       6,475               --
    Arden Hills, MN
MICROSOFT CORPORATION
  28 1321 Greenway ................       1,435           2,258       7,276               52
    Irving, TX
UNIVERSAL CARD SERVICES
  29 7595 Oak Grove Plaza .........       2,346           1,370       3,872               --
    Jacksonville, FL
VACANT
  30 7585 Oak Grove Plaza .........       1,214             868       2,215               39
    Jacksonville, FL
UNISON INDUSTRIES, L.P.
  31 7575 Oak Grove Plaza .........       3,985           2,342       6,011               --
    Jacksonville, FL
GOODMAN MANUFACTURING
  32 100 Donwick Drive ............          --           1,231       4,059               49
    Conroe, TX
NIKE, INC.
  33 8400 Winchester Road .........       6,113           1,471      23,045               --
    Memphis, TN
CIRRUS LOGIC, INC.
  34 46702 Bayside Parkway ........       1,203             647       4,545               --
    Fremont, CA
  35 46831 Lakeview Blvd. .........          --           1,075       7,884               --
    Fremont, CA
CERTIFIED GROCERS OF CALIFORNIA,
  LTD.
  36 5200 Sheila Street ...........       2,879           3,447      12,889               --
    Commerce, CA
FIRST HEALTH STRATEGIES, INC.
  37-40 Decker Lake Lane Center ...          --           1,179      12,862               --
    Salt Lake City, UT

                                        GROSS AMOUNT AT CLOSE OF PERIOD
                                     -------------------------------------                              DEPRECIABLE
                                                  BUILDING AND                ACCUMULATED      DATE        LIFE
DESCRIPTION                             LAND      IMPROVEMENTS     TOTAL     DEPRECIATION    ACQUIRED     (YEARS)
-----------                          ----------   -------------   --------   -------------   --------   -----------
PNC MORTGAGE CORPORATION OF
  AMERICA, INC.
  22 440 North Fairway Drive ......       1,386        12,470      13,856           (53)        1999         40.0
    Vernon Hills, IL
VOLKSWAGEN OF AMERICA, INC.
  23 450 Barclay Boulevard ........       3,160         7,432      10,592           (32)        1999         40.0
    Lincolnshire, IL
  24 500 South Seventh Avenue .....       4,952        11,647      16,599           (43)        1999         40.0
    City of Industry, CA
  25 11650 Central Parkway ........       2,287         5,380       7,667           (23)        1999         40.0
    Jacksonville, FL
LOCKHEED MARTIN AEROSPACE
  CORPORATION
  26 1260 Crossman Avenue .........       1,827        11,380      13,207           (39)        1999         40.0
    Sunnyvale, CA
LAND O LAKES
  27 1275 Red Fox Road ............         711         6,475       7,186           (27)        1999         40.0
    Arden Hills, MN
MICROSOFT CORPORATION
  28 1321 Greenway ................       2,258         7,328       9,586           (27)        1999         40.0
    Irving, TX
UNIVERSAL CARD SERVICES
  29 7595 Oak Grove Plaza .........       1,370         3,872       5,242           (14)        1999         40.0
    Jacksonville, FL
VACANT
  30 7585 Oak Grove Plaza .........         868         2,254       3,122            (8)        1999         40.0
    Jacksonville, FL
UNISON INDUSTRIES, L.P.
  31 7575 Oak Grove Plaza .........       2,342         6,011       8,353           (33)        1999         40.0
    Jacksonville, FL
GOODMAN MANUFACTURING
  32 100 Donwick Drive ............       1,231         4,108       5,339           (15)        1999         40.0
    Conroe, TX
NIKE, INC.
  33 8400 Winchester Road .........       1,471        23,045      24,516           (98)        1999         40.0
    Memphis, TN
CIRRUS LOGIC, INC.
  34 46702 Bayside Parkway ........         647         4,545       5,192           (18)        1999         40.0
    Fremont, CA
  35 46831 Lakeview Blvd. .........       1,075         7,884       8,959           (31)        1999         40.0
    Fremont, CA
CERTIFIED GROCERS OF CALIFORNIA,
  LTD.
  36 5200 Sheila Street ...........       3,447        12,889      16,336           (55)        1999         40.0
    Commerce, CA
FIRST HEALTH STRATEGIES, INC.
  37-40 Decker Lake Lane Center ...       1,179        12,862      14,041           (55)        1999         40.0
    Salt Lake City, UT

                      TRINET CORPORATE REALTY TRUST, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                            INITIAL COST              COSTS
                                                     --------------------------    CAPITALIZED
                                                                  BUILDING AND    SUBSEQUENT TO
DESCRIPTION                          ENCUMBRANCES       LAND      IMPROVEMENTS     ACQUISITION
-----------                          -------------   ----------   -------------   -------------
TRW, INC.
  41 3701 Doolittle Drive .........          --           2,572         9,119             --
    Redondo Beach, CA
DUNHAM'S ATHLEISURE CORPORATION
  42 2201 E. Loew Road ............          --             142         4,598             --
    Marion, IN
NEWCOURT FINANCIAL USA INC.
  43 Gatehall Corporate Center               --           4,131        42,146             --
    II ............................
    Parsippany, NJ
ACOSTA SALES & MARKETING CO.
  44 6300 Dumbarton Circle ........          --             871         4,798             --
    Fremont, CA
CASE SWAYNE CO INC.
  45 5015 South Water Circle ......          --             222         3,316             --
    Wichita, KS
TECH DATA CORPORATION
  46 3900 William Richardson                 --             189         6,242             --
    Drive .........................
    South Bend, IN
PRIMERICA LIFE INSURANCE COMPANY
  47 3120 Breckinridge                       --           1,638        14,339             38
    Boulevard .....................
    Duluth, GA
ARROW ELECTRONICS, INC.
  48 Capstone Building ............          --             449         3,029             --
    Aurora, CO
KOCH MEMBRANE SYSTEMS
  49 10054 Old Grove Road .........          --           1,514         3,030             --
    San Diego, CA
NISSAN MOTOR ACCEPTANCE CORPORATION
  50 2901 Kinwest Parkway .........          --           1,350        10,521             --
    Irving, TX
LEVER BROTHERS COMPANY
  51 3501 E. Terra Drive ..........          --           1,374        12,573             --
    O'Fallon, MO
FEDERAL EXPRESS CORPORATION
  52 - 54 NonConnah Corporate                --           3,197        29,727             --
    Center ........................
    Memphis, TN
VACANT
  55 500 Airline Drive ............          --           1,647        12,345             10
    Coppell, TX
FRESENIUS USA, INC.
  56 2637 Shadelands Drive ........          --             742         7,624             --
    Walnut Creek, CA

                                        GROSS AMOUNT AT CLOSE OF PERIOD
                                     -------------------------------------                              DEPRECIABLE
                                                  BUILDING AND                ACCUMULATED      DATE        LIFE
DESCRIPTION                             LAND      IMPROVEMENTS     TOTAL     DEPRECIATION    ACQUIRED     (YEARS)
-----------                          ----------   -------------   --------   -------------   --------   -----------
TRW, INC.
  41 3701 Doolittle Drive .........       2,572         9,119      11,691           (38)        1999         40.0
    Redondo Beach, CA
DUNHAM'S ATHLEISURE CORPORATION
  42 2201 E. Loew Road ............         142         4,598       4,740           (22)        1999         40.0
    Marion, IN
NEWCOURT FINANCIAL USA INC.
  43 Gatehall Corporate Center            4,131        42,146      46,277          (179)        1999         40.0
    II ............................
    Parsippany, NJ
ACOSTA SALES & MARKETING CO.
  44 6300 Dumbarton Circle ........         871         4,798       5,669           (20)        1999         40.0
    Fremont, CA
CASE SWAYNE CO INC.
  45 5015 South Water Circle ......         222         3,316       3,538           (16)        1999         40.0
    Wichita, KS
TECH DATA CORPORATION
  46 3900 William Richardson                189         6,242       6,431           (27)        1999         40.0
    Drive .........................
    South Bend, IN
PRIMERICA LIFE INSURANCE COMPANY
  47 3120 Breckinridge                    1,638        14,377      16,015           (61)        1999         40.0
    Boulevard .....................
    Duluth, GA
ARROW ELECTRONICS, INC.
  48 Capstone Building ............         449         3,029       3,478           (13)        1999         40.0
    Aurora, CO
KOCH MEMBRANE SYSTEMS
  49 10054 Old Grove Road .........       1,514         3,030       4,544           (12)        1999         40.0
    San Diego, CA
NISSAN MOTOR ACCEPTANCE CORPORATION
  50 2901 Kinwest Parkway .........       1,350        10,521      11,871           (52)        1999         40.0
    Irving, TX
LEVER BROTHERS COMPANY
  51 3501 E. Terra Drive ..........       1,374        12,573      13,947           (55)        1999         40.0
    O'Fallon, MO
FEDERAL EXPRESS CORPORATION
  52 - 54 NonConnah Corporate             3,197        29,727      32,924          (115)        1999         40.0
    Center ........................
    Memphis, TN
VACANT
  55 500 Airline Drive ............       1,647        12,355      14,002           (62)        1999         40.0
    Coppell, TX
FRESENIUS USA, INC.
  56 2637 Shadelands Drive ........         742         7,624       8,366           (29)        1999         40.0
    Walnut Creek, CA

                      TRINET CORPORATE REALTY TRUST, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                            INITIAL COST              COSTS
                                                     --------------------------    CAPITALIZED
                                                                  BUILDING AND    SUBSEQUENT TO
DESCRIPTION                          ENCUMBRANCES       LAND      IMPROVEMENTS     ACQUISITION
-----------                          -------------   ----------   -------------   -------------
TERADYNE, INC.
  57 2625 Shadelands Drive ........          --             488         5,021             --
    Walnut Creek, CA
LAM RESEARCH CORPORATION
  58 1210 California Circle .......          --           4,053         8,240             --
    Milpitas, CA
BLUE CROSS & BLUE SHIELD UNITED OF
  WISCONSIN
  59 401 West Michigan Street .....          --           2,357        17,486             --
    Milwaukee, WI
NORTHERN TELECOM INC.
  60 2021 Lakeside Boulevard ......          --           1,217         5,604             --
    Richardson, TX
adidas AMERICA, INC.
  61 5675 North Blackstock Road ...          --             934        16,667             --
    Spartanburg, SC
FRONTIER CORPORATION
  62 12110 North Pecos Street .....          --             304         3,489             --
    Westminster, CO
RATIONAL SOFTWARE
  63 18880 Homestead Road .........          --           7,614        18,132             --
    Cupertino, CA
GALILEO INTERNATIONAL PARTNERSHIP
  64 6901 S. Havana Street ........          --           2,937        14,858             --
    Englewood, CO
LUCENT TECHNOLOGIES, INC.
  65 6162 S. Willow Drive .........          --           1,756        16,919              6
    Englewood, CO
IBM CORPORATION--DALLAS
  66 13800 Diplomat Drive .........          --           1,301         8,814             --
    Farmers Branch, TX
RIVEREDGE SUMMIT
  67 1500-1600 RiverEdge                     --           5,652        48,598             15
    Parkway .......................
    Atlanta, GA
NORTHERN TELECOM INC.
  68 Cardinal Commerce Center .....          --             850         8,470             --
    Richardson, TX
CANYON CORPORATE CENTER
  69 5515 East La Palma Avenue ....          --           3,476        13,245             45
    Anaheim, CA
  70 5601 East La Palma Avenue ....          --           2,205         8,434             --
    Anaheim, CA
  71 5605 East La Palma Avenue ....          --             653         2,463             --
    Anaheim, CA
RIVERPARK
  72 200 Riverpark Drive ..........          --             548         5,595             --
    North Reading, MA

                                        GROSS AMOUNT AT CLOSE OF PERIOD
                                     -------------------------------------                              DEPRECIABLE
                                                  BUILDING AND                ACCUMULATED      DATE        LIFE
DESCRIPTION                             LAND      IMPROVEMENTS     TOTAL     DEPRECIATION    ACQUIRED     (YEARS)
-----------                          ----------   -------------   --------   -------------   --------   -----------
TERADYNE, INC.
  57 2625 Shadelands Drive ........         488         5,021       5,509           (19)        1999         40.0
    Walnut Creek, CA
LAM RESEARCH CORPORATION
  58 1210 California Circle .......       4,053         8,240      12,293           (35)        1999         40.0
    Milpitas, CA
BLUE CROSS & BLUE SHIELD UNITED OF
  WISCONSIN
  59 401 West Michigan Street .....       2,357        17,486      19,843           (69)        1999         40.0
    Milwaukee, WI
NORTHERN TELECOM INC.
  60 2021 Lakeside Boulevard ......       1,217         5,604       6,821           (23)        1999         40.0
    Richardson, TX
adidas AMERICA, INC.
  61 5675 North Blackstock Road ...         934        16,667      17,601           (71)        1999         40.0
    Spartanburg, SC
FRONTIER CORPORATION
  62 12110 North Pecos Street .....         304         3,489       3,793           (15)        1999         40.0
    Westminster, CO
RATIONAL SOFTWARE
  63 18880 Homestead Road .........       7,614        18,132      25,746           (71)        1999         40.0
    Cupertino, CA
GALILEO INTERNATIONAL PARTNERSHIP
  64 6901 S. Havana Street ........       2,937        14,858      17,795           (62)        1999         40.0
    Englewood, CO
LUCENT TECHNOLOGIES, INC.
  65 6162 S. Willow Drive .........       1,756        16,925      18,681           (72)        1999         40.0
    Englewood, CO
IBM CORPORATION--DALLAS
  66 13800 Diplomat Drive .........       1,301         8,814      10,115           (37)        1999         40.0
    Farmers Branch, TX
RIVEREDGE SUMMIT
  67 1500-1600 RiverEdge                  5,652        48,613      54,265          (215)        1999         40.0
    Parkway .......................
    Atlanta, GA
NORTHERN TELECOM INC.
  68 Cardinal Commerce Center .....         850         8,470       9,320           (36)        1999         40.0
    Richardson, TX
CANYON CORPORATE CENTER
  69 5515 East La Palma Avenue ....       3,476        13,290      16,766           (56)        1999         40.0
    Anaheim, CA
  70 5601 East La Palma Avenue ....       2,205         8,434      10,639           (36)        1999         40.0
    Anaheim, CA
  71 5605 East La Palma Avenue ....         653         2,463       3,116           (11)        1999         40.0
    Anaheim, CA
RIVERPARK
  72 200 Riverpark Drive ..........         548         5,595       6,143           (22)        1999         40.0
    North Reading, MA

                      TRINET CORPORATE REALTY TRUST, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                           INITIAL COST              COSTS
                                                    --------------------------    CAPITALIZED
                                                                 BUILDING AND    SUBSEQUENT TO
DESCRIPTION                         ENCUMBRANCES       LAND      IMPROVEMENTS     ACQUISITION
-----------                         -------------   ----------   -------------   -------------
  73 300 Riverpark Drive .........          --           1,689        17,224             --
    North Reading, MA
  74 400 Riverpark Drive .........          --           1,701        17,346             --
    North Reading, MA
SUNBELT BEVERAGE CORP.
  75 7621 Energy Parkway .........          --           1,520         9,230             10
    Baltimore, MD
FRONTIER CORPORATION
  76 1499 West 121st. Street .....          --             610         7,217             --
    Westminister, CO
CHARLESTON PLACE
  77 1545 Charleston Road ........          --           5,594        12,274             --
    Mountain View, CA
  78-79 1565-1585 Charleston                --          12,374        27,147             --
    Road .........................
    Mountain View, CA
BAY STATE GAS
  80 300 Friberg Parkway .........          --           1,634        10,650             --
    Westborough, MA
WARNER CROSSING
  81 1120 West Warner Road .......          --             694         4,295             --
    Tempe, AZ
  82 1130 West Warner Road .......          --           1,023         6,585             --
    Tempe, AZ
  83 1140 West Warner Road .......          --           1,023         6,585             --
    Tempe, AZ
  84 8440 South Hardy Drive ......          --           1,023         6,585             --
    Tempe, AZ
  85 8320 South Hardy Drive ......          --           1,497         9,634             --
    Tempe, AZ
GATEWAY LAKES
  86 1551 102nd Avenue ...........          --             715         3,030             --
    St. Petersburg, FL
  87 1527 102nd Avenue ...........          --             627         2,659             --
    St. Petersburg, FL
EDENVALE BUSINESS PARK
  88 5853-5863 Rue Ferrari                  --           9,579        23,054             --
    Drive ........................
    San Jose, CA
PINACOR, INC.
  89 105 West Bethany Drive ......          --           1,225         9,131             --
    Allen, TX
COMPUTER SCIENCES CORP
  90 7700-7720 Hubble Drive ......          --           2,461        11,926             20
    Lanham, MD
POLYCOM, INC.
  91 1565 Barber Lane ............          --           4,831        12,243             --
    Milpitas, CA
ALLIANCE DATA SYSTEMS
  92 17201 Waterview Parkway .....          --           1,899         4,586             --
    Dallas, TX

                                        GROSS AMOUNT AT CLOSE OF PERIOD
                                    ---------------------------------------                              DEPRECIABLE
                                                 BUILDING AND                  ACCUMULATED      DATE        LIFE
DESCRIPTION                            LAND      IMPROVEMENTS      TOTAL      DEPRECIATION    ACQUIRED     (YEARS)
-----------                         ----------   -------------   ----------   -------------   --------   -----------
  73 300 Riverpark Drive .........       1,689        17,224         18,913          (64)        1999         40.0
    North Reading, MA
  74 400 Riverpark Drive .........       1,701        17,346         19,047          (65)        1999         40.0
    North Reading, MA
SUNBELT BEVERAGE CORP.
  75 7621 Energy Parkway .........       1,520         9,240         10,760          (37)        1999         40.0
    Baltimore, MD
FRONTIER CORPORATION
  76 1499 West 121st. Street .....         610         7,217          7,827          (30)        1999         40.0
    Westminister, CO
CHARLESTON PLACE
  77 1545 Charleston Road ........       5,594        12,274         17,868          (50)        1999         40.0
    Mountain View, CA
  78-79 1565-1585 Charleston            12,374        27,147         39,521         (111)        1999         40.0
    Road .........................
    Mountain View, CA
BAY STATE GAS
  80 300 Friberg Parkway .........       1,634        10,650         12,284          (45)        1999         40.0
    Westborough, MA
WARNER CROSSING
  81 1120 West Warner Road .......         694         4,295          4,989          (18)        1999         40.0
    Tempe, AZ
  82 1130 West Warner Road .......       1,023         6,585          7,608          (28)        1999         40.0
    Tempe, AZ
  83 1140 West Warner Road .......       1,023         6,585          7,608          (29)        1999         40.0
    Tempe, AZ
  84 8440 South Hardy Drive ......       1,023         6,585          7,608          (29)        1999         40.0
    Tempe, AZ
  85 8320 South Hardy Drive ......       1,497         9,634         11,131          (41)        1999         40.0
    Tempe, AZ
GATEWAY LAKES
  86 1551 102nd Avenue ...........         715         3,030          3,745          (11)        1999         40.0
    St. Petersburg, FL
  87 1527 102nd Avenue ...........         627         2,659          3,286          (12)        1999         40.0
    St. Petersburg, FL
EDENVALE BUSINESS PARK
  88 5853-5863 Rue Ferrari               9,579        23,054         32,633          (94)        1999         40.0
    Drive ........................
    San Jose, CA
PINACOR, INC.
  89 105 West Bethany Drive ......       1,225         9,131         10,356          (38)        1999         40.0
    Allen, TX
COMPUTER SCIENCES CORP
  90 7700-7720 Hubble Drive ......       2,461        11,946         14,407          (51)        1999         40.0
    Lanham, MD
POLYCOM, INC.
  91 1565 Barber Lane ............       4,831        12,243         17,074          (52)        1999         40.0
    Milpitas, CA
ALLIANCE DATA SYSTEMS
  92 17201 Waterview Parkway .....       1,899         4,586          6,485          (19)        1999         40.0
    Dallas, TX

                      TRINET CORPORATE REALTY TRUST, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                            INITIAL COST              COSTS
                                                     --------------------------    CAPITALIZED
                                                                  BUILDING AND    SUBSEQUENT TO
DESCRIPTION                          ENCUMBRANCES       LAND      IMPROVEMENTS     ACQUISITION
-----------                          -------------   ----------   -------------   -------------
HEWLETT PACKARD
  93 3000 Waterview Parkway .......          --           2,903        30,921             --
    Richardson, TX
MULTILINK
  94 Six Riverside Drive ..........          --             637         7,150             --
    Andover, MA
WELLPOINT HEALTH NETWORK, INC.
  95-96 2000 Corporate Center                --           4,518        24,660             --
    Drive .........................
    Newbury Park, CA
TRINET PROPERTY PARTNERS, L.P.
  97 1022 Hingham Street ..........          --           1,990        11,643             --
    Rockland, MA
  98 65 Dan Road ..................          --             907         3,856             --
    Canton, MA
  99 One Longwater Circle .........          --           1,128         1,641             --
    Norwell, MA
  100 100 Longwater Circle ........       3,910             964         3,766             --
    Norwell, MA
  101 101 Philip Drive ............       2,356             501         2,254             --
    Norwell, MA
  102 30 Dan Road .................          --           1,395         3,851             --
    Canton, MA
  103 85 Dan Road .................          --           1,066         2,718             55
    Canton, MA
  104 300 Foxborough Boulevard ....       3,285           1,206         3,719             --
    Foxborough, MA
  105 105 Forbes Boulevard ........       1,071             578         1,428             --
    Mansfield, MA
  106 60 Columbian Street .........          --           2,203         7,328             --
    Braintree, MA
  107 76 Pacella Park Drive .......       2,893             609         3,436             --
    Randolph, MA
  108 260 Kenneth W. Welch                   --           1,002         4,007             --
    Drive .........................
    Lakeville, MA
  109 700 Longwater Drive .........          --           1,344         5,374             --
    Norwell, MA
  110 3000 Longwater Drive ........       2,061           1,144         1,634             --
    Norwell, MA
ICG HOLDINGS, INC.
  111 161 Inverness Drive West ....          --          11,456        36,657             --
    Englewood, CO
CONCORD FARMS
  112 Three Concord Farms .........          --           1,405         7,461             91
    Concord, MA

                                        GROSS AMOUNT AT CLOSE OF PERIOD
                                     -------------------------------------                              DEPRECIABLE
                                                  BUILDING AND                ACCUMULATED      DATE        LIFE
DESCRIPTION                             LAND      IMPROVEMENTS     TOTAL     DEPRECIATION    ACQUIRED     (YEARS)
-----------                          ----------   -------------   --------   -------------   --------   -----------
HEWLETT PACKARD
  93 3000 Waterview Parkway .......       2,903        30,921      33,824          (129)        1999         40.0
    Richardson, TX
MULTILINK
  94 Six Riverside Drive ..........         637         7,150       7,787           (30)        1999         40.0
    Andover, MA
WELLPOINT HEALTH NETWORK, INC.
  95-96 2000 Corporate Center             4,518        24,660      29,178           (94)        1999         40.0
    Drive .........................
    Newbury Park, CA
TRINET PROPERTY PARTNERS, L.P.
  97 1022 Hingham Street ..........       1,990        11,643      13,633           (49)        1999         40.0
    Rockland, MA
  98 65 Dan Road ..................         907         3,856       4,763           (16)        1999         40.0
    Canton, MA
  99 One Longwater Circle .........       1,128         1,641       2,769            (7)        1999         40.0
    Norwell, MA
  100 100 Longwater Circle ........         964         3,766       4,730           (16)        1999         40.0
    Norwell, MA
  101 101 Philip Drive ............         501         2,254       2,755           (11)        1999         40.0
    Norwell, MA
  102 30 Dan Road .................       1,395         3,851       5,246           (16)        1999         40.0
    Canton, MA
  103 85 Dan Road .................       1,066         2,773       3,839           (12)        1999         40.0
    Canton, MA
  104 300 Foxborough Boulevard ....       1,206         3,719       4,925           (16)        1999         40.0
    Foxborough, MA
  105 105 Forbes Boulevard ........         578         1,428       2,006            (6)        1999         40.0
    Mansfield, MA
  106 60 Columbian Street .........       2,203         7,328       9,531           (31)        1999         40.0
    Braintree, MA
  107 76 Pacella Park Drive .......         609         3,436       4,045           (16)        1999         40.0
    Randolph, MA
  108 260 Kenneth W. Welch                1,002         4,007       5,009           (17)        1999         40.0
    Drive .........................
    Lakeville, MA
  109 700 Longwater Drive .........       1,344         5,374       6,718           (21)        1999         40.0
    Norwell, MA
  110 3000 Longwater Drive ........       1,144         1,634       2,778            (8)        1999         40.0
    Norwell, MA
ICG HOLDINGS, INC.
  111 161 Inverness Drive West ....      11,456        36,657      48,113          (157)        1999         40.0
    Englewood, CO
CONCORD FARMS
  112 Three Concord Farms .........       1,405         7,552       8,957           (32)        1999         40.0
    Concord, MA

                      TRINET CORPORATE REALTY TRUST, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                           INITIAL COST              COSTS
                                                    --------------------------    CAPITALIZED
                                                                 BUILDING AND    SUBSEQUENT TO
DESCRIPTION                         ENCUMBRANCES       LAND      IMPROVEMENTS     ACQUISITION
-----------                         -------------   ----------   -------------   -------------
  113 Four Concord Farms .........          --           1,297         7,590             39
    Concord, MA
  114 Five Concord Farms .........          --           1,014         4,323             48
    Concord, MA
  115 Six Concord Farms ..........          --           1,292         7,387             39
    Concord, MA
  Two Concord Farms ..............          --           1,640            --             --
    Concord, MA
  Seven Concord Farms ............          --           1,254            --             --
    Concord, MA
ARBELLA CAPITAL CORP.
  116 1100 Crown Colony Drive ....      13,280           3,275        21,537             --
    Quincy, MA
MAST INDUSTRIES
  117 100 Old River Road .........          --           1,769         8,401             --
    Andover, MA
HAEMONETICS CORP.
  118 355 Wood Road ..............          --             784         4,880             --
    Braintree, MA
NOKIA
  119 6000 Connection Drive ......          --           6,022        41,594             --
    Irving, TX
ANDERSEN CONSULTING
  120 1661 Page Mill Road ........          --              --        18,975             --
    Palo Alto, CA
WINDWARD FOREST
  121 960 Northpoint Parkway .....          --             896         6,676             --
    Alpharetta, GA
THE MITRE CORPORATION
  122 11493 Sunset Hills Road ....          --           4,391        22,137             --
    Fairfax, VA
GTE COMMUNICATIONS CORP
  123 Sierra I at Los Colinas ....          --           3,329        21,162             --
    Irving, TX
POYDRAS PLAZA
  124 Entergy Building ...........      78,610           2,064        35,092              2
    New Orleans, LA
  125 Mobil Building .............          --           2,408        24,095             --
    New Orleans, LA
  126 Parking Garage .............          --           6,134         9,350              5
    New Orleans, LA
                                      --------      ----------    ----------       --------
Total real estate subject to          $151,892      $  251,794    $1,222,440       $    575
  operating leases
                                      ========      ==========    ==========       ========

                                        GROSS AMOUNT AT CLOSE OF PERIOD
                                    ---------------------------------------                              DEPRECIABLE
                                                 BUILDING AND                  ACCUMULATED      DATE        LIFE
DESCRIPTION                            LAND      IMPROVEMENTS      TOTAL      DEPRECIATION    ACQUIRED     (YEARS)
-----------                         ----------   -------------   ----------   -------------   --------   -----------
  113 Four Concord Farms .........       1,297         7,629          8,926          (31)        1999         40.0
    Concord, MA
  114 Five Concord Farms .........       1,014         4,371          5,385          (19)        1999         40.0
    Concord, MA
  115 Six Concord Farms ..........       1,292         7,426          8,718          (30)        1999         40.0
    Concord, MA
  Two Concord Farms ..............       1,640            --          1,640           --         1999          n/a
    Concord, MA
  Seven Concord Farms ............       1,254            --          1,254           --         1999          n/a
    Concord, MA
ARBELLA CAPITAL CORP.
  116 1100 Crown Colony Drive ....       3,275        21,537         24,812          (92)        1999         40.0
    Quincy, MA
MAST INDUSTRIES
  117 100 Old River Road .........       1,769         8,401         10,170          (38)        1999         40.0
    Andover, MA
HAEMONETICS CORP.
  118 355 Wood Road ..............         784         4,880          5,664          (21)        1999         40.0
    Braintree, MA
NOKIA
  119 6000 Connection Drive ......       6,022        41,594         47,616         (177)        1999         40.0
    Irving, TX
ANDERSEN CONSULTING
  120 1661 Page Mill Road ........          --        18,975         18,975          (74)        1999         40.0
    Palo Alto, CA
WINDWARD FOREST
  121 960 Northpoint Parkway .....         896         6,676          7,572          (29)        1999         40.0
    Alpharetta, GA
THE MITRE CORPORATION
  122 11493 Sunset Hills Road ....       4,391        22,137         26,528          (90)        1999         40.0
    Fairfax, VA
GTE COMMUNICATIONS CORP
  123 Sierra I at Los Colinas ....       3,329        21,162         24,491          (88)        1999         40.0
    Irving, TX
POYDRAS PLAZA
  124 Entergy Building ...........       2,064        35,094         37,158         (151)        1999         40.0
    New Orleans, LA
  125 Mobil Building .............       2,408        24,095         26,503         (105)        1999         40.0
    New Orleans, LA
  126 Parking Garage .............       6,134         9,355         15,489          (41)        1999         40.0
    New Orleans, LA
                                    ----------    ----------     ----------      -------
Total real estate subject to        $  251,794    $1,223,015     $1,474,809      $(5,111)
  operating leases
                                    ==========    ==========     ==========      =======

                      TRINET CORPORATE REALTY TRUST, INC.
                             NOTES TO SCHEDULE III
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

1.  Reconciliation of Real Estate:

The following table reconciles Real Estate from January 1, 1997 to December 31, 1999:

                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
Balance at January 1........................................  $1,353,326   $1,158,295   $  697,517
Additions...................................................      40,296      256,331      466,186
Dispositions................................................     (59,129)     (55,638)      (5,408)
Provision for asset held for sale...........................          --       (5,662)          --
Provision for asset impairment..............................      (3,400)          --           --
Impact of purchase accounting adjustments...................     143,716           --           --
                                                              ----------   ----------   ----------
Balance at December 31......................................  $1,474,809   $1,353,326   $1,158,295
                                                              ==========   ==========   ==========

2.  Reconciliation of Accumulated Depreciation:

    The following table reconciles Accumulated Depreciation from January 1, 1997 to December 31, 1999:

                                                                1999       1998       1997
                                                              --------   --------   --------
Balance at January 1........................................  $71,950    $54,152    $36,360
Additions...................................................   29,004     27,628     19,347
Dispositions................................................   (4,007)    (9,830)    (1,555)
Impact of purchase accounting adjustments...................  (91,836)        --         --
                                                              -------    -------    -------
Balance at December 31......................................  $ 5,111    $71,950    $54,152
                                                              =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial statements--see Index to Financial Statements and Schedule included in Item 8.

    (a)(2) Financial statement schedule--see Index to Financial Statements and
           Schedule included in Item 8.

    (a)(3) Exhibits

EXHIBIT
NUMBER                                      DOCUMENT DESCRIPTION
------                  ------------------------------------------------------------
         3.1            Amended and Restated Articles of Incorporation.

         3.2            Amended and Restated Bylaws.

         4.1            Definitive Indenture, dated as of May 22, 1996.
                        (Incorporated by reference to Exhibit 4.2 to the Current
                        Report on Form 8-K, dated June 14, 1996, of TriNet Corporate
                        Realty Trust, Inc.)

         4.2            Definitive Supplemental Indenture No. 1, dated as of
                        May 22, 1996, relating to the 7.30% Notes due 2001 and the 7.95% Notes due 2006. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated
                        June 14, 1996, of TriNet Corporate Realty Trust, Inc.)

         4.3            Definitive Supplemental Indenture No. 2, dated as of
                        July 14, 1997, relating to the 7.70% Notes due 2017 and
                        including the form of the 7.70% Notes due 2006.
                        (Incorporated by reference to Exhibit 4.2 to the Current
                        Report on Form 8-K, dated July 9, 1997, of TriNet Corporate
                        Realty Trust, Inc.)

         4.4            Remarketing Agreement, dated February 27, 1998 (Incorporated by reference to Exhibit 1.2 to the Current Report on
                        Form 8-K, dated March 4, 1998, of TriNet Corporate Realty
                        Trust, Inc.)

         4.5            Senior Debt Securities Indenture, dated February 27, 1998
                        (Incorporated by reference to Exhibit 1.3 to the Current
                        Report on Form 8-K, dated March 4, 1998, of TriNet Corporate
                        Realty Trust, Inc.)

         4.6            Supplemental Indenture No. 1, dated February 27, 1998
                        (Incorporated by reference to Exhibit 1.4 to the Current
                        Report on Form 8-K, dated March 4, 1998, of TriNet Corporate
                        Realty Trust, Inc.)

        10.1            Loan Agreement dated December 6, 1994, by and among Nomura
                        Asset Capital Corporation, Pacific Mutual Life Insurance
                        Company and TriNet Essential Facilities XII, Inc.
                        (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3 of TriNet Corporate
                        Realty Trust, Inc., Registration No. 33-87256.)

        10.2            Interest Rate Protection Agreement dated May 21, 1993,
                        between certain of the Company's subsidiaries and UBS
                        Securities (Swaps), Inc. (Incorporated by reference to
                        Exhibit 10.32 to the Registration Statement on Form S-11 of
                        TriNet Corporate Realty Trust, Inc., Registration
                        No. 33-74284.)

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

EXHIBIT
NUMBER                                      DOCUMENT DESCRIPTION
------                  ------------------------------------------------------------
        10.4            Amended and Restated Agreement of Limited Partnership
                        between TriNet Corporate Realty Trust, Inc. and the
                        O'Donnell Revocable Trust, the Donald S. Grant Revocable
                        Trust and John W. Hopkins, dated June 26, 1996.
                        (Incorporated by reference to Exhibit 10.1 of Form 8-K of
                        TriNet Corporate Realty Trust, Inc., and dated July 3, 1996, filed with the Securities and Exchange Commission on
                        July 17, 1996 and as amended by Form 8-K/A of TriNet
                        Corporate Realty Trust, Inc., dated July 3, 1996, filed with the Securities and Exchange Commission on August 7, 1996.)

        10.5            Agreement of Limited Partnership of TriNet Property
                        Partners, L.P. (Incorporated by reference to Exhibit 4.6 to the 1997 Annual Report on Form 10-K, dated March 30, 1998, of TriNet Corporate Realty Trust, Inc.)

        10.6            Registration Rights Agreement between TriNet Corporate
                        Realty Trust, Inc. and Ronald A. Davis, Joseph P. Keller,
                        Dean M. Boylan, Stephen G. Mack and Lewis L. Whitman dated
                        December 31, 1997. (Incorporated by reference to
                        Exhibit 4.6 to the 1997 Annual Report on Form 10-K, dated
                        March 30, 1998, of TriNet Corporate Realty Trust, Inc.)

        10.7            Registration Rights Agreement dated March 16, 1998 between
                        TriNet Corporate Realty Trust, Inc. and Whitehall Street
                        Real Estate Limited Partnership IX. (Incorporated by
                        reference to Exhibit 4.3 to Form S-3 dated March 21, 2000 of
                        Starwood Financial Inc.)

        10.8            Third Amended and Restated Revolving Credit Agreement among
                        TriNet Corporate Realty Trust, Inc., as borrower, the banks listed therein, Morgan Guaranty Trust Company of New York, as lead agent and arranger, and certain banks named as
                        co-agents, dated as of June 1, 1998. (Incorporated by
                        reference to Exhibit 10.1 of Form 8-K, dated June 19, 1998, of TriNet Corporate Realty Trust, Inc.)

        10.9            First Amendment to Revolving Credit Agreement among TriNet
                        Corporate Realty Trust, Inc., as borrower, Morgan Guaranty
                        Trust Company of New York, as administrative agent, Bank of
                        America N.A. and certain banks dated November 5, 1999.

        12.1            Computation of Ratio of Earnings to Fixed Charges

        12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

        27.1            Financial Data Schedule

(b) Reports on Form 8-K

    Current Report on Form 8-K filed November 9, 1999 reporting a change of control pursuant to Item 1, the acquisition or disposition of assets pursuant to Item 2, and financial statements, pro-forma financial information and exhibits pursuant to Item 7 of Form 8-K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT
            REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

    No annual report covering the registrant's last fiscal year has been sent to security holders, nor has any proxy soliciting material been sent to security holders.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TRINET CORPORATE REALTY TRUST, INC.
                                               REGISTRANT

Date:   March 30, 2000                         /s/ JAY SUGARMAN
                                               ---------------------------------------------
                                               Jay Sugarman
                                               CHAIRMAN OF THE BOARD DIRECOTRS, CHIEF EXECUTIVE OFFICER
                                               AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 30, 2000                         /s/ BARRY S. STERNLICHT
                                               ---------------------------------------------
                                               Barry S. Sternlicht,
                                               CHAIRMAN OF THE BOARD OF DIRECTORS

Date:   March 30, 2000                         /s/ JAY SUGARMAN
                                               ---------------------------------------------
                                               Jay Sugarman
                                               CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR

Date:   March 30, 2000                         /s/ SPENCER B. HABER
                                               ---------------------------------------------
                                               Spencer B. Haber
                                               CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR
                                               (EXECUTIVE VICE PRESIDENT--FINANCE)

Date:   March 30, 2000                         /s/ JEFFREY G. DISHNER
                                               ---------------------------------------------
                                               Jeffrey G. Dishner
                                               DIRECTOR

Date:   March 30, 2000                         /s/ JONATHAN D. EILIAN
                                               ---------------------------------------------
                                               Jonathan D. Eilian
                                               DIRECTOR

Date:   March 30, 2000                         /s/ MERRICK R. KLEEMAN
                                               ---------------------------------------------
                                               Merrick R. Kleeman
                                               DIRECTOR

Date:   March 30, 2000                         /s/ ROBIN JOSEPHS
                                               ---------------------------------------------
                                               Robin Josephs
                                               DIRECTOR

Date:   March 30, 2000                         /s/ WILLIAM M. MATTHES
                                               ---------------------------------------------
                                               William M. Matthes
                                               DIRECTOR

Date:   March 30, 2000                         /s/ KNEELAND C. YOUNGBLOOD
                                               ---------------------------------------------
                                               Kneeland C. Youngblood
                                               DIRECTOR

Date:   March 30, 2000                         /s/ WILLIS ANDERSEN, JR.
                                               ---------------------------------------------
                                               Willis Andersen, Jr.
                                               DIRECTOR

Date:   March 30, 2000                         /s/ BETSY Z. COHEN
                                               ---------------------------------------------
                                               Betsy Z. Cohen
                                               DIRECTOR

Date:   March 30, 2000                         /s/ MADISON F. GROSE
                                               ---------------------------------------------
                                               Madison F. Grose
                                               DIRECTOR

Date:   March 30, 2000                         /s/ ROBERT W. HOLMAN, JR.
                                               ---------------------------------------------
                                               Robert W. Holman, Jr.
                                               DIRECTOR

Date:   March 30, 2000                         /s/ JOHN G. MCDONALD
                                               ---------------------------------------------
                                               John G. McDonald
                                               DIRECTOR

Date:   March 30, 2000                         /s/ STEPHEN B. ORESMAN
                                               ---------------------------------------------
                                               Stephen B. Oresman
                                               DIRECTOR

Date:   March 30, 2000                         /s/ GEORGE R. PUSKAR
                                               ---------------------------------------------
                                               George R. Puskar
                                               DIRECTOR

Date:   March 30, 2000                         /s/ MICHAEL G. MEDZIGIAN
                                               ---------------------------------------------
                                               Michael G. Medzigian
                                               DIRECTOR