Form 10-Q
period 2000-03-31
TRINET CORPORATE REALTY TRUST INC
filed 2000-05-15
CIK 899162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-11918

                            ------------------------

                      TRINET CORPORATE REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                     94-3175659
 (State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                           Identification Number)

   1114 AVENUE OF THE AMERICAS, 27(TH) FLOOR
                 NEW YORK, NY                                     10036
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (212) 930-9400

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 5, 2000, there were 100 shares of Common Stock outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART I.   CONSOLIDATED FINANCIAL INFORMATION..........................     3
Item 1.   FINANCIAL STATEMENTS:
          CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2000 AND DECEMBER
          31, 1999....................................................     3
          CONSOLIDATED STATEMENTS OF OPERATIONS--FOR THE THREE MONTHS
          ENDED MARCH 31, 2000 AND 1999...............................     4
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
          EQUITY--FOR THE THREE MONTHS ENDED MARCH 31, 2000...........     5
          CONSOLIDATED STATEMENTS OF CASH FLOWS--FOR THE THREE MONTHS
          ENDED MARCH 31, 2000 AND 1999...............................     6
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................     7
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    16

PART II.  OTHER INFORMATION...........................................    19
Item 1.   LEGAL PROCEEDINGS...........................................    19
Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...................    19
Item 3.   DEFAULTS UPON SENIOR SECURITIES.............................    19
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    19
Item 5.   OTHER INFORMATION...........................................    19
Item 6.   EXHIBITS AND REPORTS OF FORM 8-K............................    19
          SIGNATURES..................................................    20

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                 AS OF         AS OF
                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Loans and other lending investments, net....................  $   40,482     $   39,244
Real estate subject to operating leases, net................   1,479,353      1,529,804
Cash and cash equivalents...................................      14,570         12,011
Restricted cash.............................................       7,672          6,697
Deferred operating lease income receivable..................       3,429          1,147
Loan costs, net.............................................       2,864          3,022
Other assets, net...........................................      13,240          8,719
                                                              ----------     ----------
  Total assets..............................................  $1,561,610     $1,600,644
                                                              ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   42,090     $   44,556
Debt obligations............................................     641,990        691,591
                                                              ----------     ----------
  Total liabilities.........................................     684,080        736,147
                                                              ----------     ----------
Commitments and contingencies (note 6)......................          --             --
Minority interest in consolidated entities..................       2,565          2,565

Shareholders' equity:
Common stock, $0.01 par value, 100 shares authorized: 100
  shares issued and outstanding at March 31, 2000 and
  December 31, 1999.........................................          --             --
Additional paid in capital..................................     886,059        890,271
Retained earnings...........................................      29,006         11,655
Common stock of IStar Financial held in treasury (at
  cost).....................................................     (40,100)       (39,994)
                                                              ----------     ----------
  Total shareholders' equity................................     874,965        861,932
                                                              ----------     ----------
  Total liabilities and shareholders' equity................  $1,561,610     $1,600,644
                                                              ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -------------------------
                                                                2000          1999
                                                              ---------   -------------
                                                                          (PREDECESSOR)
REVENUE:
  Interest income...........................................   $ 2,095       $ 1,690
  Operating lease income....................................    42,094        39,361
  Joint venture income......................................       456           927
  Other income..............................................       149           447
                                                               -------       -------
    Total revenue...........................................    44,794        42,425
                                                               -------       -------
COSTS AND EXPENSES:
  Interest expense..........................................    13,811        11,162
  Property operating costs..................................     3,325         1,167
  Depreciation and amortization.............................     7,623         7,104
  General and administrative................................     2,859         3,078
                                                               -------       -------
    Total costs and expenses................................    27,618        22,511
                                                               -------       -------
Net income before minority interest, gain on sale,
  extraordinary loss and cumulative effect..................    17,176        19,914
Minority interest in consolidated entities..................       (41)          (41)
Gain on sale of net lease assets............................       533         1,153
                                                               -------       -------
Net income before extraordinary loss and cumulative
  effect....................................................    17,668        21,026
Extraordinary loss on early extinguishment of debt..........      (317)           --
Cumulative effect of a change in accounting principle.......        --        (1,810)
                                                               -------       -------
Net income..................................................    17,351        19,216
Preferred dividend requirement..............................        --        (3,919)
                                                               -------       -------
Net income allocable to common shareholders.................   $17,351       $15,297
                                                               =======       =======
Basic earnings per common share.............................    N/A          $  0.61
                                                                             =======
Diluted earnings per common share...........................    N/A          $  0.61
                                                                             =======

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                       ADDITIONAL
                                                        PAID-IN     RETAINED   TREASURY
                                                        CAPITAL     EARNINGS    STOCK      TOTAL
                                                       ----------   --------   --------   --------
Balance at December 31, 1999.........................   $890,271    $11,655    $(39,994)  $861,932
Purchase of IStar Financial shares held in
  treasury...........................................         --         --        (106)      (106)
Dividends paid to IStar Financial....................     (5,500)        --          --     (5,500)
Dividends received on IStar Financial shares held in
  treasury...........................................      1,288         --          --      1,288
Net income for the period............................         --     17,351          --     17,351
                                                        --------    -------    --------   --------
Balance at March 31, 2000............................   $886,059    $29,006    $(40,100)  $874,965
                                                        ========    =======    ========   ========

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                 FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              --------------------------
                                                                 2000          1999
                                                              ----------   -------------
                                                                           (PREDECESSOR)
Cash flows from operating activities:
Net income..................................................  $   17,351   $      19,216
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................          41              41
  Equity in earnings of unconsolidated joint ventures.......        (456)           (919)
  Depreciation and amortization.............................       8,638           7,104
  Amortization of discounts/premiums and costs on lending
    investments.............................................        (481)            485
  Distributions from operating joint ventures...............         952           1,372
  Straight-line operating lease income adjustments..........      (2,282)         (1,439)
  Gain on sale of net lease assets..........................        (533)         (1,153)
  Extraordinary loss on early extinguishment of debt........         317              --
  Cumulative effect of a change in accounting principle.....          --           1,810
  Changes in assets and liabilities:
    (Increase) decrease in other assets.....................      (2,117)              4
    (Decrease) increase in accounts payable, accrued
      expenses and other liabilities........................      (5,527)            439
                                                              ----------   -------------
  Cash flows provided by operating activities...............      15,903          26,960
                                                              ----------   -------------
Cash flows from investing activities:
New investment acquisitions.................................          --         (15,898)
Net proceeds from sale of net lease assets..................      45,291          14,480
Net investments in and advances to unconsolidated joint
  ventures..................................................        (668)           (644)
Capital expenditures on real estate subject to operating
  leases....................................................      (1,858)           (633)
                                                              ----------   -------------
  Cash flows provided by/(used in) investing activities.....      42,765          (2,695)
                                                              ----------   -------------
Cash flows from financing activities:
Net repayments under revolving credit facility..............     (42,100)        (12,900)
Repayments under term loans.................................      (8,358)           (211)
Preferred dividends paid....................................          --          (3,919)
Common dividends paid.......................................          --         (16,167)
Minority interest...........................................         (41)            (41)
Extraordinary loss on early extinguishment of debt..........          --              --
Payment for deferred financing costs........................        (317)            (69)
Proceeds from issuance of common stock......................          --           1,161
Increase in restricted cash and investments.................        (975)           (750)
Purchase of IStar Financial shares held in treasury.........        (106)             --
Dividends paid to IStar Financial...........................      (5,500)             --
Dividends received on IStar Financial shares held in
  treasury..................................................       1,288              --
                                                              ----------   -------------
  Cash flows used in financing activities...................     (56,109)        (32,896)
                                                              ----------   -------------
Increase/(decrease) in cash and cash equivalents............       2,559          (8,631)
Cash and cash equivalents at beginning of period............      12,011          19,323
                                                              ----------   -------------
Cash and cash equivalents at end of period..................  $   14,570   $      10,692
                                                              ==========   =============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $   14,865   $      12,480
                                                              ==========   =============

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

    ORGANIZATION--TriNet Corporate Realty Trust, Inc., a Maryland Corporation, (the "Company"), became a wholly-owned subsidiary of IStar Financial Inc., a Maryland Corporation ("IStar Financial") through a merger on November 4, 1999. IStar Financial Inc. changed its name from Starwood Financial Inc. on April 30, 2000. As a wholly-owned subsidiary of IStar Financial, a real estate investment trust ("REIT"), the Company intends to operate as a qualified real estate investment trust subsidiary ("QRS") under the Internal Revenue Code of 1986, as amended (the "Code").

    BUSINESS--IStar Financial and its subsidiaries, including the Company, specialize in providing private and corporate real estate owners with structured mortgage, mezzanine and lease financing. The Company provides capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring properties subject to existing long-term leases to creditworthy office and industrial tenants. As of March 31, 2000, the Company's portfolio consisted of 145 properties principally subject to net leases to approximately 158 tenants, comprising 18.3 million square feet in 25 states. Of the 145 total properties, there are 26 properties, one of which is under development, held in five joint venture partnerships.

    MERGER TRANSACTION--On November 3, 1999, the Company's stockholders and the shareholders of IStar Financial approved the merger of the Company with a wholly-owned subsidiary of IStar Financial. The shareholders of IStar Financial also approved: (i) the acquisition by IStar Financial, through a merger and contribution of interests, of 100% of the ownership interests in its external advisor; and (ii) the change in form of its organization from a business trust to a corporation ("Incorporation Merger"). Pursuant to the merger, the Company merged with and into a subsidiary of IStar Financial, with the Company surviving as a wholly-owned subsidiary of IStar Financial. In the merger, each issued and outstanding share of the Company's common stock was converted into 1.15 shares of common stock of IStar Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C, and Series D (respectively) Cumulative Redeemable Preferred Share of IStar Financial. The IStar Financial preferred stock issued to the Company's former preferred stockholders has substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The holders of IStar Financial's Series A Preferred Shares received Series A Preferred Shares in the Incorporation Merger with the same rights and preferences as existed prior to the merger. The merger was structured as a tax-free reorganization under federal tax law.

    These transactions were consummated as of November 4, 1999, at which time IStar Financial's single class of common shares began trading on the New York Stock Exchange under the symbol "SFI".

NOTE 2--BASIS OF PRESENTATION

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

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED)
Company's consolidated financial position and results of operations for the interim period. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire year.

    The merger was accounted for as a purchase of the Company by IStar Financial and the balance sheet of the Company on November 4, 1999 was adjusted to reflect the purchase price as required by Accounting Principles Board Opinion 16 ("APB 16"), "Accounting for Business Combinations." The purchase price was approximately $1.5 billion, which included the assumption of the outstanding preferred stock, debt and other liabilities of the Company. This purchase price was allocated to the net assets of the Company based on their relative fair values and resulted in no allocation to goodwill.

    The Company's consolidated results of operations for the three months ended March 31, 1999 reflect the historical operating results prior to the merger. The Company's consolidated results of operations for the three months ended
March 31, 2000 reflect the operations of the Company after the merger and the impact of the required APB 16 purchase accounting adjustments, as previously described. In general, the recognition of straight-line lease revenue, depreciation, interest income and interest expense have been impacted by the new cost basis of the assets and liabilities reflected on the balance sheet.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOAN AND OTHER LENDING INVESTMENTS, NET--Loans and other lending investments includes a partnership loan and a convertible mortgage. In general, management considers its investments in this category as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    REAL ESTATE SUBJECT TO OPERATING LEASES AND DEPRECIATION--Real estate subject to operating leases is generally recorded at cost. On November 4, 1999, the effective date of the merger, adjustments were made to increase the book value of real estate assets in the aggregate to reflect IStar Financial's purchase price and to eliminate prior period accumulated depreciation. The March 31, 2000 balances reflect these adjustments.

    Beginning on November 4, 1999, real estate depreciation expense is computed using the straight-line method of cost recovery with an estimated remaining useful life of 40 years. Depreciation expense for all periods prior to the merger was computed using the straight-line method of cost recovery over estimated useful lives of 31.5 or 40 years. Additionally, depreciation is computed using the straight-line method of cost recovery over the estimated useful lives of seven years for furniture and equipment, the remaining lease term for tenant improvements, and the remaining life of the building for building improvements.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES--Investments in joint ventures and unconsolidated subsidiaries that are not majority-owned and controlled by the Company are accounted for on the equity method.

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects including investments in joint ventures accounted for on the equity method.

    REVENUE RECOGNITION--Lease revenue is recognized on the straight-line method of accounting over the term of the lease. Accordingly, increases in contractual lease payments are recognized evenly over the lease term. The difference between recognized lease revenue and contractual lease payments is recorded as deferred operating lease income receivable on the balance sheet.

    On November 4, 1999, the effective date of the merger, certain purchase accounting adjustments were made to eliminate the deferred operating lease income receivable. Additionally, for purposes of calculating the average lease rates over the remaining lives of the leases, the term of all leases in place at the time of the merger has been adjusted to reflect a new start date beginning November 4, 1999.

    INCOME TAXES--For the period from January 1, 1999 to November 4, 1999, the Company elected to be taxed as a REIT under the Code. Subsequent to November 4, 1999, the Company will be taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of IStar Financial. IStar Financial elected to be taxed as a REIT for the tax year ended December 31, 1998 under the Code, and believes its current organization and method of operation will enable it to maintain its status as a REIT. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

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

    CONCENTRATION OF CREDIT RISK--The Company underwrites the credit of perspective tenants and may require them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's assets are geographically diverse and its tenants operate in a variety of industries, to the extent the Company has a significant concentration of lease revenues from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company. As of March 31, 2000, the Company's five largest tenants collectively accounted for approximately 15.7% of the Company's annualized lease revenue. The Company's largest single tenant accounted for approximately 3.6% of the Company's annualized lease revenue.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENT ACCOUNTING STANDARDS--In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS 133 for one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company currently plans to adopt this pronouncement as required effective January 1, 2001. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operation of the Company.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified in the consolidated financial statements and the related notes to conform to the 2000 presentation.

NOTE 4--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                      -----------   ------------
                                                      (UNAUDITED)
Buildings and improvements..........................  $1,186,280     $1,223,015
Improved land.......................................     245,289        251,794
  Less accumulated depreciation.....................     (12,372)        (5,111)
                                                      ----------     ----------
                                                       1,419,197      1,469,698

Investments in unconsolidated joint ventures........      60,156         60,106
                                                      ----------     ----------
  Real estate subject to operating leases, net......  $1,479,353     $1,529,804
                                                      ==========     ==========

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At March 31, 2000, the Company had investments in five joint ventures: (i) TriNet Sunnyvale Partners, L.P. ("Sunnyvale") whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (ii) Corporate Technology Centre Associates LLC ("CTC I") whose external member is Corporate Technology Centre Partners LLC; (iii) Sierra Land Ventures ("Sierra") whose external joint venture partner is Sierra-LC Land, Ltd.; (iv) Corporate Technology Centre Associates II LLC ("CTC II") whose external joint venture member is Corporate Technology Centre Partners II LLC; and (v) TriNet Milpitas Associates, LLC ("Milpitas") whose external member is The Prudential Insurance Company of America, for the purpose of operating, acquiring, and in certain cases developing properties.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED)
    At March 31, 2000, the ventures comprised 25 net leased facilities totaling
1.7 million square feet, 18.3 acres of land under development and 28.4 acres of land held for development and sale. The Company's combined investment in these joint ventures at March 31, 2000 was $60.2 million. The joint ventures' purchase price for the 25 operating facilities owned at March 31, 2000 was $269.9 million. The purchase price of the land, both under development, or held for development, was approximately $38.6 million. In the aggregate, the joint ventures had total assets of $343.3 million, total liabilities of $261.4 million, and net income of $712,000. The Company accounts for these investments under the equity method, because its joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and pro-rata share of third-party debt as of March 31, 2000 are presented below (in thousands):

                                                                     ACCRUED                   JOINT
      UNCONSOLIDATED         OWNERSHIP      EQUITY       NOTES       INTEREST      TOTAL      VENTURE    INTEREST    TOTAL
       JOINT VENTURE             %        INVESTMENT   RECEIVABLE   RECEIVABLE   INVESTMENT    INCOME     INCOME     INCOME
---------------------------  ----------   ----------   ----------   ----------   ----------   --------   --------   --------
Operating:
  Sunnyvale................     44.7%      $13,616      $    --      $    --      $13,616      $  310     $   --    $   310
  CTC II...................     50.0%        4,320       21,205        4,790       30,315        (273)     1,312      1,039
  Milpitas.................     50.0%       20,647           --           --       20,647         629         --        629
Development:
  Sierra...................     50.0%        5,354           --           --        5,354        (155)        --       (155)
  CTC I....................     50.0%       16,219           --           --       16,219         (55)        --        (55)
                                           -------      -------      -------      -------      ------     ------    -------
      Total................                $60,156      $21,205      $ 4,790      $86,151      $  456     $1,312    $ 1,768
                                           =======      =======      =======      =======      ======     ======    =======

                               PRORATA
                              SHARE OF
      UNCONSOLIDATED         THIRD-PARTY
       JOINT VENTURE            DEBT
---------------------------  -----------
Operating:
  Sunnyvale................    $ 7,416
  CTC II...................      8,240
  Milpitas.................     41,011
Development:
  Sierra...................      2,588
  CTC I....................     35,390
                               -------
      Total................    $94,645
                               =======

    At March 31, 2000, the Company was the guarantor for 50% of CTC I's
$70.8 million construction loan. The Company has agreed with its joint venture partner to commence the development of phase II of the project. As a result, it has an additional commitment to fund further development costs in the amount of approximately $10.0 million. This amount will vary depending upon the amount of senior third-party financing obtained.

    Currently, the limited partners of the Sunnyvale partnership have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of common stock of IStar Financial in lieu of cash. Additionally, commencing in February 2002, subject to acceleration under certain circumstances, partnership units held by certain partners of Milpitas may be converted into 984,476 shares of common stock of IStar Financial.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--DEBT OBLIGATIONS

    As of March 31, 2000 and December 31, 1999, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                     PRINCIPAL          PRINCIPAL            STATED         SCHEDULED
                                   BALANCE AS OF      BALANCE AS OF         INTEREST         MATURITY
LOAN                               MARCH 31, 2000   DECEMBER 31, 1999         RATE             DATE
----                               --------------   -----------------   -----------------   ----------
                                    (UNAUDITED)
Revolving Credit Facility........      $144,600         $186,700         LIBOR + 1.55%      05/31/2001
7.30% Notes due 2001.............       100,000          100,000            7.300%          05/15/2001
1994 Mortgage Loan...............        36,297           44,426        LIBOR + 1.000%      12/01/2004
7.95% Notes due 2006.............        50,000           50,000            7.950%          05/15/2006
7.70% Notes due 2017.............       100,000          100,000            7.700%          07/15/2017
6.75% Drs. Due 2013(1)...........       125,000          125,000            6.750%          03/01/2013
Poydras Mortgage Loan............        78,610           78,610        LIBOR + 1.375%      06/18/2001
Other Mortgage Loans.............        28,627           28,856        6.000% - 11.375%       (2)
                                       --------         --------
                                        663,134          713,592
Less debt discount...............       (21,144)         (22,001)
                                       --------         --------
                                       $641,990         $691,591
                                       ========         ========

Explanatory notes:
--------------------------
(1) Subject to mandatory tender on 3/1/2003. Initial coupon of 6.75% applies to first five-year term only.

(2) Other Mortgage Loans mature at various dates through 2010.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--DEBT OBLIGATIONS (CONTINUED)
    The 30-day LIBOR rate as of March 31, 2000 was 6.1325%. The Company has entered into interest rate protection agreements which, together with certain existing interest rate cap agreements, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In addition, $75.0 million of the outstanding balance of the Poydras Mortgage Loan is subject to an interest rate cap which limits LIBOR to 7.50%.

    The following table sets forth the components of interest expense for the periods presented (in thousands):

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
                                                            (UNAUDITED)
Interest incurred..................................  $    13,134   $    11,222
Capitalized interest...............................         (338)         (545)
Amortization of loan costs, interest rate
  protection agreements, and loan discounts........        1,015           485
                                                     -----------   -----------
                                                     $    13,811   $    11,162
                                                     ===========   ===========

    Cash interest paid for the three months ended March 31, 2000 and 1999 was $14.9 million and $12.5 million, respectively.

NOTE 6--COMMITMENTS AND CONTINGENCIES

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

    On November 3, 1998, the Company entered into an agreement with TN-CP Venture One ("TN-CP"), a Texas joint venture between the Company and Sierra Office Venture Three, Ltd. ("SOVT"), whereby the Company was obligated to loan TN-CP up to $38.5 million. TN-CP was formed to provide a take out commitment to SOVT to acquire Sierra III, a build-to-suit, net leased office building, located in Irving, Texas, which is currently 100% net leased under a ten year lease arrangement. The Company funded TN-CP $7.6 million, of its $38.5 million commitment and TN-CP assumed the mortgage loan and acquired the asset. See "Subsequent Events" Note 8.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--EARNINGS PER SHARE

    The following table presents the basic and diluted earnings per share calculations for the three months ended March 31, 1999 (dollars in thousands, except per share amounts). Effective November 4, 1999, the Company became a wholly-owned subsidiary of IStar Financial. IStar Financial is the sole shareholder of the Company; therefore, the basic and diluted earnings per share amounts for the three months ended March 31, 2000 have been omitted.

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                      1999
                                                              --------------------
                                                                  (UNAUDITED)
NUMERATOR
  Basic:
    Income before cumulative effect.........................      $    21,026
    Cumulative effect of a change in accounting principle...           (1,810)
                                                                  -----------
    Net income..............................................           19,216
    Preferred dividend requirement..........................           (3,919)
                                                                  -----------
    Earnings available to common shares.....................           15,297
                                                                  -----------
  Diluted:
    Earnings available to common shares.....................           15,297
    Equity earnings in joint ventures attributable to
      convertible partnership units.........................               92
                                                                  -----------
    Earnings available to common shares, as adjusted........      $    15,389
                                                                  ===========
DENOMINATOR
  Basic:
    Weighted average common shares outstanding..............           24,876
                                                                  ===========
  Diluted:
    Weighted average common shares outstanding..............           24,876
    Shares issuable from assumed conversion of common stock
      options...............................................               10
    Shares issuable in exchange for land....................              103
    Partnership units as if converted.......................              305
                                                                  -----------
    Weighted average common shares outstanding, as
      adjusted..............................................           25,294
                                                                  ===========
EARNINGS AVAILABLE PER COMMON SHARE--BASIC:
  Income available before cumulative effect.................      $      0.68
  Cumulative effect.........................................            (0.07)
                                                                  -----------
  Earnings available........................................      $      0.61
                                                                  ===========
EARNINGS AVAILABLE PER COMMON SHARE--DILUTED:
  Income available before cumulative effect.................      $      0.68
  Cumulative effect.........................................            (0.07)
                                                                  -----------
  Earnings available........................................      $      0.61
                                                                  ===========

    For the quarter ended March 31, 1999, there were 1,180,037 weighted average partnership units outstanding, on an as converted basis, that were not assumed converted into common shares because they were antidilutive to earnings per share.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--SUBSEQUENT EVENTS

    INVESTMENT IN JOINT VENTURE--On April 6, 2000, the Company, through TN-CP, acquired Sierra III for $38.2 million. The 247,254 square foot build-to-suit, net leased office building, located in Irving, Texas, is currently 100% net leased under a ten year lease arrangement. The Company is the managing partner of TN-CP and has an option to acquire Sierra III from TN-CP, based upon a pre-determined agreement. TN-CP assumed $30.5 million of the original construction loan outstanding on the property. The construction loan was extended for one year and now matures in April 2001. The Company funded TN-CP $7.6 million to TN-CP to acquire the asset.

    PROPERTY DISPOSITION--As part of its intention to dispose of non-core assets, on April 25, 2000, the Company sold a 251,850 square foot industrial property located in Conroe, Texas for $5.5 million. The net proceeds were used to pay down the Company's unsecured revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and also with the Company's Annual Report for 1999 filed on Form 10-K. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section have the meaning ascribed to them in such financial statements and the notes thereto.

GENERAL

    As a wholly-owned subsidiary of IStar Financial, the Company specializes in providing private and corporate real estate owners with structured mortgage, mezzanine and lease financing. The Company provides capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring properties subject to existing long-term leases to creditworthy office and industrial tenants. As of March 31, 2000, the Company's portfolio consisted of 145 properties principally subject to net leases to approximately 158 tenants, comprising 18.3 million square feet in 25 states. Of the 145 total properties, there are 26 properties, one of which is under development, held in five joint venture partnerships.

    On November 3, 1999, the Company's stockholders and the shareholders of IStar Financial approved the merger of the Company with a wholly-owned subsidiary of IStar Financial. The shareholders of IStar Financial also approved: (i) the acquisition by IStar Financial, through a merger and contribution of interests, of 100% of the ownership interests in its external advisor; and (ii) the change in form of its organization from a business trust to a corporation ("Incorporation Merger"). Pursuant to the merger, the Company merged with and into a subsidiary of IStar Financial, with the Company surviving as a wholly-owned subsidiary of IStar Financial. In the merger, each issued and outstanding share of the Company's common stock was converted into 1.15 shares of common stock of IStar Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C, and Series D (respectively) Cumulative Redeemable Preferred Share of IStar Financial. The IStar Financial preferred stock issued to the Company's former preferred stockholders has substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The holders of IStar Financial's Series A Preferred Shares received Series A Preferred Shares in the Incorporation Merger with the same rights and preferences as existed prior to the merger. The merger was structured as a tax-free reorganization under federal tax law.

    These transactions were consummated as of November 4, 1999, at which time IStar Financial's single class of common shares began trading on the New York Stock Exchange under the symbol "SFI".

    The merger was accounted for as a purchase of the Company by IStar Financial and the balance sheet of the Company on November 4, 1999 was adjusted to reflect the purchase price as required by Accounting Principles Board Opinion 16 ("APB 16"), "Accounting for Business Combinations." The purchase price was approximately $1.5 billion, which included the assumption of the outstanding preferred stock, debt and other liabilities of the Company. This purchase price was allocated to the net assets of the Company based on their relative fair values and resulted in no allocation to goodwill.

    Effective November 22, 1999, the joint venture partners of W9/Poydras, LLC ("Poydras") elected to exercise their right under the partnership agreement, which was accelerated as a result of the merger, to exchange all of their membership units for 350,746 shares of Common Stock of IStar Financial and $767,000 of cash.

    The three months ended March 31, 1999 represents the historical basis of the Company's operations prior to the date of the merger. The three months ended March 31, 2000 reflects the operations of the Company after the merger and includes the consolidated results of Poydras as a wholly-owned subsidiary, and therefore reflects the operating impact of purchase accounting adjustments made to the assets and liabilities as previously described. In general, the recognition of straight-line lease revenue, depreciation, interest income and interest expense have been impacted by the new cost basis of the corresponding assets and liabilities on the balance sheet.

    The following discussion of the results of operations will focus on comparisons between the pre-merger period in 1999 and the post-merger period for 2000. Material fluctuations in operations resulting from the effect of purchase accounting are highlighted.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED
  MARCH 31, 1999

    INTEREST INCOME--Interest income increased to $2.1 million for the three months ended March 31, 2000 from $1.7 million for the same period in 1999. Interest income earned on the loan made to the Alcatel property increased by $303,000 over the prior year as a result of a full three months of income on the the loan, which was originated in March of 1999. As a result of purchase accounting, $481,000 of discount amortization from CTC II and Alcatel was earned in 2000. Interest earned on cash balances increased $46,000 over the 1999 amount. These increases are offset by a decrease of $404,000 in interest income on the Poydras mezzanine loan made by the Company to a previously unconsolidated partnership. This loan was consolidated subsequent to the merger because the joint venture partner converted its interest into shares of common stock of IStar Financial.

    OPERATING LEASE INCOME--Operating lease income increased to $42.1 million for the three months ended March 31, 2000 from $39.4 million for the same period in 1999. An increase of $3.9 million was attributable to the consolidation of Poydras in the Company's financial statements. Operating lease income from assets owned during the first quarter of 1999 compared to the first quarter of 2000 increased $572,000. These increases were offset by a $1.8 million decrease in operating lease income from asset dispositions during 1999 and 2000.

    JOINT VENTURE INCOME--For the three months ended March 31, 2000, joint venture income decreased by $471,000, from $927,000 in 1999 to $456,000 in 2000. The Poydras consolidation resulted in a decrease of $92,000. CTC II joint venture income decreased $180,000 as the result of a one-time fee earned by the partnership in 1999, and Sierra income decreased $158,000 as it no longer was under development during 2000 and incurred operating expenses.

    OTHER INCOME--Other income for the three months ended March 31, 2000 consisted of $125,000 of dividend income and a $27,500 letter of credit fee earned on CTC II. Other income for the three months ended March 31, 1999 consisted of a $250,000 non-compete fee on an asset sold in 1998, a $98,000 credit enhancement fee, and $135,000 of dividend income.

    INTEREST EXPENSE--For the three months ended March 31, 2000, interest expense increased by $2.6 million, or 23.7%, to $13.8 million from $11.2 million for the same period of 1999. This increase is due to a greater weighted average debt balance of $694.0 million for the three months ended
March 31, 2000, compared to $636.3 million for the same period of 1999. This increase is primarily the result of the consolidation of the $78.6 million Poydras mortgage which added $1.5 million to interest expense. The revolving credit facility balance decreased from $176.0 million at March 31, 1999 to $144.6 million on March 31, 2000. The weighted average interest rate on the revolver increased from 6.67% to 8.00%, resulting in an increase of $718,000 in interest expense. Additional non-cash interest expense in the amount of $857,000 was recognized on the notes payable discounts recorded during the fourth quarter of 1999 as a result of the merger. Interest expense was reduced by $220,000 during the first quarter of 2000 from the write-off of loan fees in connection with the merger.

    PROPERTY OPERATING COSTS--For the three months ended March 31, 2000, property operating costs increased to $3.3 million from $1.2 million for the same period of 1999. The increase is primarily due to the consolidation of Poydras, which contributed $1.5 million to property operating costs in 2000 compared to 1999.

    GENERAL AND ADMINISTRATIVE--For the three months ended March 31, 2000, general and administrative expenses decreased by $219,000, or 7.1%, to $2.9 million compared to $3.1 million for the same period in 1999. This decrease is primarily a result of a reduction in personnel and related overhead costs in 2000 as compared to 1999.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by 7.3% for the three months ended March 31, 2000, when compared to the first three months of 1999. Depreciation and amortization were impacted by the purchase accounting adjustments during the fourth quarter of 1999. The basis of the depreciable assets increased from the 1999 amount resulting in greater depreciation expense.

    MINORITY INTEREST--Minority interest expense of $41,000 for the first three months of 2000 represents the limited partners' share of net income from TriNet Property Partners, L.P., a partnership formed in December 1997. The Company has a 96.5% interest in TriNet Property Partners, L.P. and is the sole general partner.

    GAIN ON SALE OF NET LEASE ASSETS--During the first quarter of 2000, the Company disposed of two assets. On March 1, 2000, the Company sold a 174,600 square foot industrial building in Sunnyvale, California for $13.4 million, realizing a gain of $238,000. Also, on March 2, 2000, the Company sold a 370,562 square foot office property in Paoli, Pennsylvania for $32.6 million and recognized a gain of $295,000.

    On March 12, 1999, the Company sold an 82,600 square foot office building located in Allen, Texas for $11.2 million and recognized a gain of $1.2 million on the transaction. The Company also disposed of its last retail property in the first quarter of 1999 for $3.5 million. The retail property was classified as held for sale at December 31, 1998, and a provision for asset held for sale of $5.7 million was recognized in 1998.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--Certain of the proceeds from an asset disposition were used to partially repay $8.1 million of the 1994 Mortgage Loan. In connection with this partial paydown, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss of $317,000 during the first quarter.

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

FORWARD LOOKING INFORMATION

    When used in this Form 10-Q, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that such forward looking statements speak only as of the date made and that various factors including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

    The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements except as required by law.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Omitted pursuant to General Instruction H (2) of Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Omitted pursuant to General Instruction H (2) of Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Omitted pursuant to General Instruction H (2) of Form 10-Q.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS

    27.1 Financial Data Schedule.

    B.  REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TRINET CORPORATE REALTY TRUST, INC.
                                               ---------------------------------------------
                                               REGISTRANT

Date: May 15, 2000                             /s/ JAY SUGARMAN
                                               ---------------------------------------------
                                               Jay Sugarman
                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                               CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: May 15, 2000                             /s/ SPENCER B. HABER
                                               ---------------------------------------------
                                               Spencer B. Haber
                                               EXECUTIVE VICE PRESIDENT--FINANCE
                                               CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                               SECRETARY