Form 10-Q
period 2000-06-30
TRINET CORPORATE REALTY TRUST INC
filed 2000-08-14
CIK 899162

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-10150

                            ------------------------

                      TRINET CORPORATE REALTY TRUST, INC.

             (Exact name of registrant as specified in its charter)

               MARYLAND                        94-3175659
    (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)       Identification Number)

1114 AVENUE OF THE AMERICAS, 27TH FLOOR          10036
          NEW YORK, NY 10036                   (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (212)930-9400

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 8, 2000, there were 100 shares of common stock outstanding ("Common Stock").

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                        --------
PART I.   Consolidated Financial Information..........................      2

Item 1.   Financial Statements:

          Consolidated Balance Sheets at June 30, 2000 and December
            31, 1999..................................................      2

          Consolidated Statements of Operations--For the three- and
            six-month periods ended June 30, 2000 and 1999............      3

          Consolidated Statement of Changes in Shareholders'
            Equity--For the six-month period ended June 30, 2000......      4

          Consolidated Statements of Cash Flows--For the three- and
            six-month periods ended June 30, 2000 and 1999............      5

          Notes to Consolidated Financial Statements..................      6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     13

PART II.  Other Information...........................................     18

Item 1.   Legal Proceedings...........................................     18

Item 2.   Changes in Securities and Use of Proceeds...................     18

Item 3.   Defaults Upon Senior Securities.............................     18

Item 4.   Submission of Matters to a Vote of Security Holders.........     18

Item 5.   Other Information...........................................     18

Item 6.   Exhibits and Reports on Form 8-K............................     18

          Signatures..................................................     19

    PART I--CONSOLIDATED FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 AS OF         AS OF
                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Loans and other lending investments, net....................  $   41,116     $   39,244
Real estate subject to operating leases, net................   1,466,651      1,529,804
Cash and cash equivalents...................................      17,982         12,011
Restricted cash.............................................       7,262          6,697
Deferred rent receivable....................................       5,637          1,147
Loan costs, net.............................................       2,728          3,022
Other assets, net...........................................      12,422          8,719
                                                              ----------     ----------
    Total assets............................................  $1,553,798     $1,600,644
                                                              ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   43,086     $   44,556
Debt obligations............................................     619,732        691,591
                                                              ----------     ----------
    Total liabilities.......................................     662,818        736,147
                                                              ----------     ----------

Commitments and contingencies...............................          --             --
Minority interest in consolidated entities..................       2,565          2,565

Shareholders' equity:
Common stock, $0.01 par value, 100 shares authorized: 100
  shares issued and outstanding at June 30, 2000 and
  December 31, 1999.........................................          --             --
Common stock of IStar Financial held in treasury (at
  cost).....................................................     (40,100)       (39,994)
Additional paid in capital..................................     879,418        890,271
Retained earnings...........................................      49,097         11,655
                                                              ----------     ----------
    Total shareholders' equity..............................     888,415        861,932
                                                              ----------     ----------
    Total liabilities and shareholders' equity..............  $1,553,798     $1,600,644
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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        FOR THE                      FOR THE
                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                               --------------------------   --------------------------
                                                  2000          1999           2000          1999
                                               ----------   -------------   ----------   -------------
                                                            (PREDECESSOR)                (PREDECESSOR)
REVENUE:
  Interest income............................   $ 2,301        $ 2,157       $ 4,396        $ 3,847
  Operating lease income.....................    41,336         39,152        83,430         78,513
  Joint venture income.......................     2,164            596         2,620          1,523
  Other income...............................       234            661           383          1,108
                                                -------        -------       -------        -------
    Total revenue............................    46,035         42,566        90,829         84,991
                                                -------        -------       -------        -------
COSTS AND EXPENSES:
  Interest expense...........................    12,972         11,009        26,783         22,171
  Property operating costs...................     2,959          1,430         6,284          2,597
  Depreciation and amortization..............     7,432          7,160        15,055         14,264
  General and administrative.................     2,981          3,229         5,840          6,307
                                                -------        -------       -------        -------
    Total costs and expenses.................    26,344         22,828        53,962         45,339
                                                -------        -------       -------        -------
Net income before minority interest, gain on
  sale of net lease assets, extraordinary
  loss and cumulative effect.................    19,691         19,738        36,867         39,652
Minority interest in consolidated entities...       (41)           (40)          (82)           (81)
Gain on sale of net lease assets.............       441             --           974          1,153
                                                -------        -------       -------        -------
Net income before extraordinary loss and
  cumulative effect..........................    20,091         19,698        37,759         40,724
Extraordinary loss on early extinguishment of
  debt.......................................        --             --          (317)            --
Cumulative effect of a change in accounting
  principle..................................        --             --            --         (1,810)
                                                -------        -------       -------        -------
Net income...................................    20,091         19,698        37,442         38,914
Preferred dividend requirements..............        --         (3,920)           --         (7,839)
                                                -------        -------       -------        -------
Net income allocable to common
  shareholders...............................   $20,091        $15,778       $37,442        $31,075
                                                =======        =======       =======        =======
Basic earnings per common share..............       N/A        $  0.63           N/A        $  1.25
                                                               =======                      =======
Diluted earnings per common share............       N/A        $  0.63           N/A        $  1.23
                                                               =======                      =======

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                                                                  ADDITIONAL
                                                       TREASURY    PAID-IN     RETAINED
                                                        STOCK      CAPITAL     EARNINGS    TOTAL
                                                       --------   ----------   --------   --------
Balance at December 31, 1999.........................  $(39,994)   $890,271    $11,655    $861,932
Purchase of IStar Financial shares held in
  treasury...........................................      (106)         --         --        (106)
Dividends paid to IStar Financial....................        --     (13,500)        --     (13,500)
Dividends received on IStar Financial shares held in
  treasury...........................................        --       2,647         --       2,647
Net income for the period............................        --          --     37,442      37,442
                                                       --------    --------    -------    --------
Balance at June 30, 2000.............................  $(40,100)   $879,418    $49,097    $888,415
                                                       ========    ========    =======    ========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       FOR THE                      FOR THE
                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                              --------------------------   -------------------------
                                                                 2000          1999          2000          1999
                                                              ----------   -------------   ---------   -------------
                                                                           (PREDECESSOR)               (PREDECESSOR)
Cash flows from operating activities:
Net income..................................................   $20,091        $19,698       $37,442       $38,914
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................        41             40            82            81
  Equity in earnings of unconsolidated joint ventures.......    (2,164)          (596)       (2,620)       (1,515)
  Depreciation and amortization.............................     8,469          7,160        17,107        14,264
  Amortization of discounts/premiums and costs on lending
    investments.............................................      (355)           489          (836)          974
  Distributions from operating joint ventures...............     1,426          1,470         2,378         2,842
  Straight-line operating lease income adjustments..........    (2,249)        (1,269)       (4,531)       (2,708)
  Gain on sale of net lease assets..........................      (441)            --          (974)       (1,153)
  Extraordinary loss on early extinguishment of debt........        --             --           317            --
  Cumulative effect of a change in accounting principle.....        --             --            --         1,810
  Changes in assets and liabilities:
    (Increase) decrease in other assets.....................       584          2,824        (1,533)        2,828
    Increase (decrease) in accounts payable, accrued
      expenses and other liabilities........................       952        (10,065)       (4,575)       (9,626)
                                                               -------        -------       -------       -------
  Cash flows provided by operating activities...............    26,354         19,751        42,257        46,711
                                                               -------        -------       -------       -------
Cash flows from investing activities:
  New investment originations/acquisitions..................   (82,125)          (966)      (82,125)      (16,864)
  Net proceeds from sale of net lease assets................   100,974             --       145,948        14,480
  Net investments in and advances to unconsolidated joint
    ventures................................................   (11,136)        (1,428)      (11,804)       (2,072)
  Capital expenditures on real estate subject to operating
    leases..................................................    (1,224)        (2,015)       (3,082)       (2,648)
                                                               -------        -------       -------       -------
  Cash flows provided by (used in) investing activities.....     6,489         (4,409)       48,937        (7,104)
                                                               -------        -------       -------       -------
Cash flows from financing activities:
  Net repayments under revolving credit facility............   (22,900)       (12,100)      (65,000)      (25,000)
  Repayments under term loans...............................      (234)          (215)       (8,592)         (426)
  Common dividends paid.....................................        --        (16,201)           --       (32,368)
  Minority interest.........................................       (41)           (40)          (82)          (81)
  Preferred dividends paid..................................        --         (3,920)           --        (7,839)
  Payment for deferred financing costs......................       (25)            (9)          (25)          (78)
  Proceeds from issuance of common stock....................        --          3,602            --         4,763
  (Increase) decrease in restricted cash and investments....       410         10,408          (565)        9,658
  Purchase of IStar Financial shares held in treasury.......        --             --          (106)           --
  Dividends paid to IStar Financial.........................    (8,000)            --       (13,500)           --
  Dividends received on IStar Financial shares held in
    treasury................................................     1,359             --         2,647            --
                                                               -------        -------       -------       -------
  Cash flows used in financing activities...................   (29,431)       (18,475)      (85,223)      (51,371)
                                                               -------        -------       -------       -------
Increase (decrease) in cash and cash equivalents............     3,412         (3,133)        5,971       (11,764)
Cash and cash equivalents, at beginning of period...........    14,570         10,692        12,011        19,323
                                                               -------        -------       -------       -------
Cash and cash equivalents, at end of period.................   $17,982        $ 7,559       $17,982       $ 7,559
                                                               =======        =======       =======       =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................   $10,841        $10,618       $25,706       $23,098
                                                               =======        =======       =======       =======

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

    BUSINESS--IStar Financial and its subsidiaries, including the Company, provide structured mortgage, mezzanine and lease financing through IStar Financial's nationwide origination, acquisition and servicing platform. The Company provides capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring properties subject to existing long-term net leases to creditworthy tenants. As of June 30, 2000, the Company's portfolio consisted of 144 properties principally subject to net leases to approximately 162 tenants, comprising 17.7 million square feet in 24 states. Of the 144 total properties, there are 26 properties, four of which are under development totaling 366,000 square feet, held in six joint ventures.

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

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership. The Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is accounted for under the equity method. Further, certain other investments in partnerships or joint ventures which the company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED)
    In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at June 30, 2000 and December 31, 1999 and the results of its operations, changes in shareholders' equity and its cash flows for the three- and six-month periods ended June 30, 2000 and 1999, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

    The Company's consolidated results of operations for the three- and six-month periods ended June 30, 1999 reflect the historical operating results prior to the merger. The Company's consolidated results of operations for the three- and six-month periods ended June 30, 2000 reflect the operations of the Company after the merger and the impact of the required APB 16 purchase accounting adjustments, as previously described. In general, the recognition of straight-line lease revenue, depreciation, interest income and interest expense have been impacted by the new cost basis of the assets and liabilities reflected on the balance sheet.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--Loans and other lending investments include a partnership loan and a convertible mortgage (see Note 8). In general, management considers its investments in this category as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    REAL ESTATE SUBJECT TO OPERATING LEASES AND DEPRECIATION--Real estate subject to operating leases is generally recorded at cost. On November 4, 1999, the effective date of the merger, adjustments were made to increase the book value of real estate assets in the aggregate to reflect IStar Financial's purchase price and to eliminate prior period accumulated depreciation. The
June 30, 2000 balances reflect these adjustments. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. The company capitalizes interest costs incurred during the land development or construction period on qualified development projects including investments in joint ventures accounted for under the equity method.

    Beginning on November 4, 1999, real estate depreciation expense is computed using the straight-line method of cost recovery with an estimated remaining useful life of 40 years. Depreciation expense for all periods prior to the merger was computed using the straight-line method of cost recovery over estimated useful lives of 31.5 or 40 years. Additionally, depreciation is computed using the straight-line method of cost recovery over the estimated useful lives of five years for furniture and equipment, the remaining lease term for tenant improvements, and the remaining life of the building for building improvements.

    Real estate assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) such assets may not be recoverable. In management's opinion, real estate assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include all cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

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

    INTEREST RATE RISK MANAGEMENT--The Company has entered into various interest rate protection agreements that, together with a swap agreement, fix the interest rate on the Company's LIBOR based borrowings. The related cost of these agreements is amortized over their respective lives and such amortization is recorded as interest expense. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counterparties is not deemed to be significant.

    CONCENTRATION OF CREDIT RISK--The Company underwrites the credit of prospective tenants and may require them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's assets are geographically diverse and its tenants operate in a variety of industries, to the extent the Company has a significant concentration of lease revenues from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company. As of June 30, 2000, the Company's five largest tenants collectively accounted for approximately 16.7% of the Company's annualized lease revenue. The Company's largest single tenant accounted for approximately 5.2% of the Company's annualized lease revenue.

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

    RECENT ACCOUNTING STANDARDS--In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS 133 for one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company currently plans to adopt this pronouncement, as amended by Statement of Financial Accounting Standards
No. 137 "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," as required effective January 1, 2001. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company has not completed its determination of the impact of the adoption of SAB 101 on its consolidated financial position or results of operations.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified in the consolidated financial statements and the related notes to conform to the 2000 presentation.

NOTE 4--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands):

                                                       JUNE 30,     DECEMBER 31,
                                                         2000           1999
                                                      -----------   ------------
                                                      (UNAUDITED)
Buildings and improvements..........................  $1,093,881     $1,223,015
Land and land improvements..........................     317,311        251,794
Less accumulated depreciation.......................     (18,427)        (5,111)
                                                      ----------     ----------
                                                       1,392,765      1,469,698

Investments in unconsolidated joint ventures........      73,886         60,106
                                                      ----------     ----------
Real estate subject to operating leases, net........  $1,466,651     $1,529,804
                                                      ==========     ==========

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At June 30, 2000, the Company had investments in six joint ventures: (i) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (ii) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (iii) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; (iv) Corporate Technology Centre Associates II LLC ("CTC II"), whose external joint venture member is Corporate Technology Centre Partners II LLC; (v) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America; and (vi) TN-CP Venture One ("TN-CP"), whose external partner is Sierra Office Venture Three, Ltd. These ventures were

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED) formed for the purpose of operating, acquiring and, in certain cases, developing corporate net lease facilities.

    At June 30, 2000, the ventures comprised 26 facilities totaling 2.3 million square feet, 4 of which are under development totaling 366,000 square feet. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at June 30, 2000 was $73.9 million. The joint ventures' purchase price for the 26 facilities owned at June 30, 2000 was $336.7 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $387.4 million, total liabilities of $301.8 million, and net income of $3.9 million. The Company accounts for these investments under the equity method because its joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and pro-rata share of third-party debt as of June 30, 2000 are presented below (in thousands):

                                                                                                                         PRO RATA
                                                              ACCRUED                   JOINT                            SHARE OF
   UNCONSOLIDATED      OWNERSHIP     EQUITY       NOTES       INTEREST      TOTAL      VENTURE    INTEREST    TOTAL     THIRD-PARTY
    JOINT VENTURE          %       INVESTMENT   RECEIVABLE   RECEIVABLE   INVESTMENT    INCOME     INCOME     INCOME       DEBT
---------------------  ---------   ----------   ----------   ----------   ----------   --------   --------   --------   -----------
Operating:
  Sunnyvale..........    44.7%       $13,547      $    --      $    --     $ 13,547     $  732     $   --    $   732      $  7,385
  CTC II.............    50.0%         4,177       21,561        5,070       30,808       (417)     2,669      2,252         8,190
  Milpitas...........    50.0%        20,762           --           --       20,762      1,383         --      1,383        40,889
  TN-CP..............    50.0%         7,595           --           --        7,595        263         --        263        18,982
Development:
  Sierra.............    50.0%         5,890           --           --        5,890        166         --        166           724
  CTC I..............    50.0%        21,915           --           --       21,915        493         --        493        36,550
                                     -------      -------      -------     --------     ------     ------    -------      --------
      Total..........                $73,886      $21,561      $ 5,070     $100,517     $2,620     $2,669    $ 5,289      $112,720
                                     =======      =======      =======     ========     ======     ======    =======      ========

    At June 30, 2000, the Company was the guarantor for 50% of CTC I's $73.1 million construction loan. CTC I has commenced the development of phase II of the project. As a result, the Company has an additional commitment to fund further development costs in the amount of approximately $6.0 million. This amount will vary depending upon the amount of senior third-party financing obtained.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--DEBT OBLIGATIONS

    As of June 30, 2000 and December 31, 1999, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

                          MAXIMUM          CARRYING VALUE AS OF                STATED         SCHEDULED
                          AMOUNT     ---------------------------------        INTEREST         MATURITY
                         AVAILABLE   JUNE 30, 2000   DECEMBER 31, 1999         RATES             DATE
                         ---------   -------------   -----------------   ------------------   ----------
                                      (UNAUDITED)
UNSECURED REVOLVING
  CREDIT FACILITY
  Line of credit.......  $350,000      $121,700          $186,700         LIBOR + 1.55%       05/31/2001
                         ========
UNSECURED NOTES
  6.75% Dealer remarketable
    securities(1).................      125,000           125,000             6.75%           03/01/2013
  7.30% Notes.....................      100,000           100,000             7.30%           05/15/2001
  7.70% Notes.....................      100,000           100,000             7.70%           07/15/2017
  7.95% Notes.....................       50,000            50,000             7.95%           05/15/2006
                                       --------          --------
                                        375,000           375,000
  Less debt discount..............      (20,017)          (21,481)
                                       --------          --------
    Total unsecured notes.........      354,983           353,519

SECURED TERM LOANS
  Poydras mortgage loan...........       78,610            78,610         LIBOR + 1.38%       06/18/2001
  1994 mortgage loan..............       36,296            44,426         LIBOR + 1.00%       12/01/2004
  Other mortgage loans............       28,393            28,856         6.00%--11.38%          (2)
                                       --------          --------
                                        143,299           151,892
  Less debt discount..............         (250)             (520)
                                       --------          --------
    Total secured term loans......      143,049           151,372
TOTAL DEBT OBLIGATIONS............     $619,732          $691,591
                                       ========          ========

EXPLANATORY NOTES:
------------------------

(1) Subject to mandatory tender on 3/1/2003. Initial coupon of 6.75% applies to first five year term only.

(2) Other Mortgage Loans mature at various dates through 2010.

    The 30-day LIBOR rate as of June 30, 2000 was 6.64%. The Company has entered into interest rate protection agreements which, together with certain existing interest rate cap agreements, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In addition, $75.0 million of the outstanding balance of the Poydras Mortgage Loan is subject to an interest rate cap which limits LIBOR to 7.50%.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--DEBT OBLIGATIONS (CONTINUED)
    The following table sets forth the components of interest expense for the periods presented (in thousands):

                                                                  FOR THE
                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                                (UNAUDITED)
Interest incurred.........................................  $25,064    $22,259
Capitalized interest......................................     (338)    (1,062)
Amortization of loan costs, interest rate protection
  agreements, and loan discounts..........................    2,057        974
                                                            -------    -------
                                                            $26,783    $22,171
                                                            =======    =======

NOTE 6--COMMITMENTS AND CONTINGENCIES

    The Company is subject to option agreements with two existing tenants which could require the Company to construct approximately 299,000 square feet of additional adjacent space on which the Company would receive additional operating lease payments under the terms of the option agreements. These option agreements expire in 2006 and 2012.

NOTE 7--EARNINGS PER SHARE

    The following table presents the basic and diluted weighted average shares outstanding for the three- and six-month periods ended June 30, 1999 (in thousands). Effective November 4, 1999, the Company became a wholly-owned subsidiary of IStar Financial. IStar Financial is the sole shareholder of the Company; therefore, the basic and diluted calculations for the three- and six-month periods ended June 30, 2000 have been omitted.

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                              JUNE 30, 1999   JUNE 30, 1999
                                                              -------------   -------------
                                                                       (UNAUDITED)
Weighted average common shares outstanding for basic
  earnings per common share.................................     24,957           24,917
Add effect of shares issuable from assumed conversion of
  common stock options......................................         26               18
Add effect of shares issuable in exchange for land..........         95               95
Add effect of partnership units as if converted.............        370              305
                                                                 ------           ------
Weighted average common shares outstanding for diluted
  earnings per common share.................................     25,448           25,335
                                                                 ======           ======

    For the three- and six-month periods ended June 30, 1999, there were 1,114,960 and 1,180,037 weighted average partnership units outstanding, on an as converted basis, that were not assumed converted into common shares because they were antidilutive to earnings per share.

NOTE 8--SUBSEQUENT EVENTS

    At June 30, 2000, the Company had a convertible mortgage loan of approximately $15.9 million on a 109,043 square foot office facility located in Richardson, Texas. On August 1, 2000, the Company exercised its option to purchase the facility by funding an additional $210,000.

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

GENERAL

    As a wholly-owned subsidiary of IStar Financial, the Company provides mezzanine and lease financing through IStar Financial's nationwide origination, acquisition and servicing platform. The Company provides capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring properties subject to existing long-term leases to creditworthy office and industrial tenants. As of June 30, 2000, the Company's portfolio consisted of 144 properties principally subject to net leases to approximately 162 tenants, comprising 17.7 million square feet in 24 states. Of the 144 total properties, there are 26 properties, four of which are under development totaling 366,000 square feet, held in six joint ventures.

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

    These transactions were consummated as of November 4, 1999, at which time IStar Financial's single class of common shares began trading on the New York Stock Exchange under the symbol "SFI."

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

    Effective November 22, 1999, the joint venture partners of W9/TriNet Poydras, LLC ("Poydras") elected to exercise their right under the partnership agreement, which was accelerated as a result of the merger, to exchange all of their membership units for 350,746 shares of Common Stock of IStar Financial and $767,000 of cash. These membership units were valued at $33.32, after consideration for the 1.15 exchange ratio, (see above) and converted into shares of Common Stock of IStar Financial on a one-for-one basis.

    The three and six months ended June 30, 1999 represents the historical basis of the Company's operations prior to the date of the merger. The three and six months ended June 30, 2000 reflects the operations of the Company after the merger and includes the consolidated results of Poydras as a wholly-owned subsidiary. Additionally, the 2000 periods reflect the operating impact of the purchase accounting adjustments made to the assets and liabilities as previously described. In general, the recognition of straight-line lease revenue, depreciation, interest income and interest expense have been impacted by the new cost basis of the corresponding assets and liabilities on the balance sheet.

    The following discussion of the results of operations focuses on comparisons between the pre-merger period in 1999 and the post-merger period for 2000. Material fluctuations in operations resulting from the effect of purchase accounting and the consolidation of Poydras are highlighted.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED
  JUNE 30, 1999

    INTEREST INCOME--Interest income increased to $2.3 million for the three months ended June 30, 2000 from $2.2 million for the same period in 1999. Additionally, interest earned on cash balances increased by $164,000 over the 1999 amount. These increases were offset by a decrease of $408,000 in interest income on the Poydras mezzanine loan made by the Company to a previously unconsolidated partnership. This inter-entity loan was eliminated in consolidation subsequent to the merger because the joint venture partner converted its interest into shares of common stock of IStar Financial.

    OPERATING LEASE INCOME--Operating lease income increased to $41.3 million for the three months ended June 30, 2000 from $39.2 million for the same period in 1999. Of this increase, $3.8 million was attributable to the consolidation of Poydras in the Company's financial statements and $1.6 million was attributable to additional operating lease income from assets owned in both quarters. Increases in operating lease income from assets owned was partially offset by a $3.4 million decrease in operating lease income from asset dispositions during 1999 and 2000 and by a reduction from vacancies at certain facilities.

    JOINT VENTURE INCOME--For the three months ended June 30, 2000, joint venture income increased by $1.6 million, from $596,000 in 1999 to $2.2 million in 2000. The first phase of the CTC I development was completed and four of the first five buildings were occupied which resulted in an increase in joint venture income of $545,000. Joint venture income at CTC II, Milpitas and Sunnyvale increased by $163,000, $216,000 and $152,000, respectively. These increases resulted from new leases and lease modifications at the underlying properties. Sierra's joint venture income increased by $321,000 due to the sale of land in the second quarter. Additionally, TN-CP purchased property in the second quarter, which contributed an additional $263,000 of joint venture income for the three- month period ended June 30, 2000.

    INTEREST EXPENSE--For the three months ended June 30, 2000, interest expense increased by $2.0 million, or 17.8%, to $13.0 million from $11.0 million for the same period in 1999. This increase is primarily due to a greater weighted average debt balance of $636.1 million for the three months ended June 30, 2000, compared to $618.3 million for the same period of 1999. The increase in the debt balance is primarily the result of the consolidation of the $78.6 million Poydras mortgage which added $1.5 million to interest expense. Additional non-cash interest expense in the amount of $876,000 was recognized through amortization of the notes payable discounts recorded as a result of the merger. Interest expense increased by $518,000 due to the completion of construction projects which resulted in a reduction of capitalized interest. The weighted average debt balance under the revolving credit facility decreased from $167.9 million for the 1999 period to $115.1 million for the 2000 period. The weighted average interest rate on the revolver increased from 6.10% to 8.26%. The combination of a lower average revolving credit balance and a higher weighted average interest rate resulted in an overall decrease of $185,000 in interest expense. Interest expense was reduced by $254,000 during the second quarter of 2000 from the write-off of loan fees in connection with the merger.

    PROPERTY OPERATING COSTS--For the three months ended June 30, 2000, property operating costs increased to $3.0 million from $1.4 million for the same period in 1999. The increase is primarily due to the consolidation of Poydras, which contributed an additional $1.4 million to property operating costs in 2000 compared to 1999.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by $272,000, or 3.8%, for the three months ended June 30, 2000, when compared to the same period of 1999. Depreciation and amortization were impacted by the purchase accounting adjustments recorded during the fourth quarter of 1999. Accordingly, the cost basis of the depreciable assets increased from the 1999 amount, resulting in greater depreciation expense. This increase was partially offset by reduced depreciation as a result of property dispositions since
June 30, 1999.

    GENERAL AND ADMINISTRATIVE--For the three months ended June 30, 2000, general and administrative expenses decreased by $248,000, or 7.7%, to $3.0 million compared to $3.2 million for the same period in 1999. This decrease is primarily a result of a reduction in personnel and related overhead costs in 2000 as compared to 1999.

    MINORITY INTEREST--Minority interest expense of $41,000 for the three months ended June 30, 2000 represents the limited partners' share of net income from TriNet Property Partners, L.P., a partnership formed in December 1997. The Company has a 96.5% interest in TriNet Property Partners, L.P. and is the sole general partner.

    GAIN ON SALE OF NET LEASE ASSETS--On April 25, 2000, the Company sold a 251,850 square foot industrial building located in Conroe, Texas for $5.5 million and recognized a gain of $11,000. On May 22, 2000, the Company sold a 442,000 square foot industrial property located in North Reading, Massachusetts for $47.0 million and recognized a gain of $222,000. On June 1, 2000, the Company sold a 420,000 square foot office building located in Parsippany, New Jersey for $49.8 million and recognized a gain of $207,000.

SIX-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SIX-MONTH PERIOD ENDED
  JUNE 30, 1999

    INTEREST INCOME--Interest income increased to $4.4 million for the six months ended June 30, 2000 from $3.8 million for the same period in 1999. Interest income earned on the loan made to the Alcatel property increased by $307,000 over the prior year as a result of a full six months of income on the loan, which was originated in March of 1999. Interest earned on cash balances increased $162,000 over the 1999 amount. The increases are offset by a decrease of $813,000 in interest income on the Poydras mezzanine loan made by the Company to a previously unconsolidated partnership. This inter-entity loan was eliminated in consolidation subsequent to the merger because the joint venture partner converted its interest into shares of common stock of iStar Financial.

    OPERATING LEASE INCOME--Operating lease income increased to $83.4 million for the six months ended June 30, 2000 from $78.5 million for the same period in 1999. Of this increase, $7.6 million was attributable to the consolidation of Poydras in the Company's financial statements and $3.3 million was attributable to additional operating lease income from assets owned in both quarters. These increases were partially offset by a $5.8 million decrease from asset dispositions in 1999 and 2000 and by a reduction from vacancies at certain facilities.

    JOINT VENTURE INCOME--For the six months ended June 30, 2000, joint venture income increased to $2.6 million from $1.5 million for the same period in 1999. The first phase of the CTC I development was completed and four of the first five buildings were occupied which resulted in an increase in joint venture income of $487,000. Joint venture income at Milpitas and Sunnyvale increased by $195,000 and $191,000, respectively. These increases resulted from new leases and lease modifications at the underlying properties. Sierra's joint venture income increased by $162,000 due to the sale of land in the second quarter, and TN-CP purchased property in the second quarter which contributed an additional $263,000 of joint venture income. These increases were offset by $184,000 due to the consolidation of Poydras.

    INTEREST EXPENSE--The Company's interest expense increased by $4.6 million, or 20.8% for the six-month period ended June 30, 2000 over the same period in the prior year. This increase is primarily due to a greater weighted average debt balance of $663.8 million for the six months ended June 30, 2000, compared to $632.7 million for the same period of 1999. This increase is primarily the result of the consolidation of the $78.6 million Poydras mortgage, which added $3.0 million to interest expense. The weighted average debt balance under the revolving credit facility decreased from $173.2 million for the 1999 period to $142.5 million for the 2000 period. However, the weighted average interest rate on the revolver increased from 6.16% to 8.18%, resulting in an increase of $533,000 in interest expense. Additional non-cash interest expense in the amount of $1,733,000 was recognized through amortization of the net premiums and discounts recorded during the fourth quarter of 1999 as a result of the merger. Interest expense increased by $724,000 as a result of completing construction projects and a reduction in capitalized interest. Interest expense was reduced by $650,000 during the first six months of 2000 from the write off of loan fees and interest rate protection agreement costs in connection with the merger.

    PROPERTY OPERATING COSTS--For the six months ended June 30, 2000, property operating costs increased $3.7 million, from $2.6 million in 1999 to $6.3 million in 2000. The increase is primarily due to the consolidation of Poydras, which contributed $3.0 million to property operating costs in 2000 compared to 1999.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased approximately $791,000 for the six-month period ended June 30, 2000 over the same period in the prior year. Depreciation and amortization were impacted by the purchase accounting adjustments recorded during the fourth quarter of 1999. Accordingly, the cost basis of the depreciable assets increased from the 1999 amount, resulting in greater depreciation expense. This increase was partially offset by reduced depreciation as a result of property dispositions since
June 30, 1999.

    GENERAL AND ADMINISTRATIVE--For the six months ended June 30, 2000, general and administrative expenses decreased by $467,000, or 7.4%, to $5.8 million compared to $6.3 million for the same period in 1999. This decrease is primarily a result of a reduction in personnel and related overhead costs in 2000 as compared in 1999.

    MINORITY INTEREST--Minority interest expense of $82,000 for the first six months of 2000 represents the limited partners' share of net income from TriNet Property Partners, L.P., a partnership formed in December 1997. The Company has a 96.5% interest in TriNet Property Partners, L.P. and is the sole general partner.

    GAIN ON SALE OF NET LEASE ASSETS--On March 1, 2000, the Company sold a 174,600 square foot industrial building located in Sunnyvale, California for $13.4 million and recognized a gain of $238,000. On March 2, 2000, the Company sold a 370,562 square foot office property located in Paoli, Pennsylvania for $32.6 million and recognized a gain of $295,000. On April 25, 2000, the Company sold a 251,850 square foot industrial building located in Conroe, Texas for $5.5 million and recognized a gain of $11,000. On May 22, 2000, the Company sold a 442,000 square foot industrial property located in North Reading, Massachusetts for $47.0 million and recognized a gain of $222,000. On June 1, 2000, the Company sold a 420,000 square foot office building located in Parsippany, New Jersey for $49.8 million and recognized a gain of $207,000.

    On March 12, 1999, the Company sold an 82,600 square foot office building located in Allen, Texas for $11.2 million and recognized a gain of $1.2 million. The Company also disposed of its last retail property in the first quarter of 1999 for $3.5 million. The retail property was classified as held for sale at December 31, 1998, and a provision for asset held for sale of $5.7 million was previously recognized in 1998.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--Certain of the proceeds from an asset disposition were used to partially repay $8.1 million of the 1994 Mortgage Loan. In connection with this partial paydown, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss of $317,000 during the first quarter of 2000.

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

FORWARD LOOKING STATEMENTS

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

    a. EXHIBITS

    27.1  Financial Data Schedule.

    b.  REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      TriNet Corporate Realty Trust, Inc.
                                                      ----------------------------------------
                                                      REGISTRANT

Date: August 14, 2000

                                                      /s/ Jay Sugarman
                                                      ----------------------------------------
                                                      CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                      CHIEF EXECUTIVE OFFICER AND PRESIDENT
Date: August 14, 2000

                                                      /s/ Spencer B. Haber
                                                      ----------------------------------------
                                                      EXECUTIVE VICE PRESIDENT--FINANCE,
                                                      CHIEF FINANCIAL OFFICER, DIRECTOR AND SECRETARY