Form 10-Q
period 2000-09-30
TRINET CORPORATE REALTY TRUST INC
filed 2000-11-14
CIK 899162

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-10150

                            ------------------------

                      TRINET CORPORATE REALTY TRUST, INC.

             (Exact name of registrant as specified in its charter)

               MARYLAND                                     94-3175659
    (State or other jurisdiction of            (IRS Employer Identification Number)
    incorporation or organization)

1114 AVENUE OF THE AMERICAS, 27TH FLOOR                       10036
          NEW YORK, NY 10036                                (Zip Code)
    (Address of principal executive
               offices)

                                 (212) 930-9400
              (Registrant's telephone number, including area code)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 10, 2000, there were 100 shares of common stock outstanding ("Common Stock").

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                          --------
PART I.     Consolidated Financial Information..........................      3

Item 1.     Financial Statements:
            Consolidated Balance Sheets at September 30, 2000 and
            December 31, 1999...........................................      3
            Consolidated Statements of Operations -- For the three- and
            nine-month periods ended September 30, 2000 and 1999........      4
            Consolidated Statement of Changes in Shareholders' Equity --
            For the nine-months ended September 30, 2000................      5
            Consolidated Statements of Cash Flows -- For the three- and
            nine-month periods ended September 30, 2000 and 1999........      6
            Notes to Consolidated Financial Statements..................      7
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations..................................................     14

PART II.    Other Information...........................................     19
Item 1.     Legal Proceedings...........................................     19
Item 2.     Changes in Securities and Use of Proceeds...................     19
Item 3.     Defaults Upon Senior Securities.............................     19
Item 4.     Submission of Matters to a Vote of Security Holders.........     19
Item 5.     Other Information...........................................     19
Item 6.     Exhibits and Reports on Form 8-K............................     19
            Signatures..................................................     20

PART I--CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Real estate subject to operating leases, net................   $1,469,169      $1,529,804
Loans and other lending investments, net....................       27,616          39,244
Cash and cash equivalents...................................       19,771          12,011
Restricted cash.............................................        6,477           6,697
Deferred operating lease income receivable..................        7,986           1,147
Loan costs, net.............................................        2,564           3,022
Other assets, net...........................................       12,884           8,719
                                                               ----------      ----------
      Total assets..........................................   $1,546,467      $1,600,644
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....   $   41,004      $   44,556
Debt obligations............................................      602,488         691,591
                                                               ----------      ----------
      Total liabilities.....................................      643,492         736,147
Commitments and contingencies...............................           --              --
Minority interest in consolidated entities..................        2,565           2,565
Shareholders' equity:
Common stock, $0.01 par value, 100 shares authorized: 100
  shares issued and outstanding at September 30, 2000 and
  December 31, 1999.........................................           --              --
Additional paid in capital..................................      890,271         890,271
Retained earnings...........................................       50,239          11,655
Common stock of IStar Financial held in treasury (at
  cost).....................................................      (40,100)        (39,994)
                                                               ----------      ----------
      Total shareholders' equity............................      900,410         861,932
                                                               ----------      ----------
      Total liabilities and shareholders' equity............   $1,546,467      $1,600,644
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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           FOR THE                    FOR THE
                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                   ------------------------   ------------------------
                                                     2000         1999          2000         1999
                                                   --------   -------------   --------   -------------
                                                              (PREDECESSOR)              (PREDECESSOR)
Revenue:
  Operating lease income.........................  $41,142       $37,937      $124,571     $116,450
  Interest income................................    1,879         2,115         6,275        5,962
  Joint venture income...........................    1,463           935         4,084        2,450
  Other income...................................    1,791         7,120         2,175        8,236
                                                   -------       -------      --------     --------
      Total revenue..............................   46,275        48,107       137,105      133,098
                                                   -------       -------      --------     --------
Costs and expenses:
  Interest expense...............................   13,133        10,850        39,916       33,021
  Operating costs--corporate tenant lease
    assets.......................................    3,284         1,505         9,569        4,102
  Depreciation and amortization..................    7,262         7,085        22,317       21,349
  General and administrative.....................    1,506         2,703         7,345        9,010
  Provision for asset impairment.................       --         3,400            --        3,400
                                                   -------       -------      --------     --------
      Total costs and expenses...................   25,185        25,543        79,147       70,882
                                                   -------       -------      --------     --------
Net income before minority interest, gain on sale
  of corporate tenant lease assets, extraordinary
  loss and cumulative effect.....................   21,090        22,564        57,958       62,216
Minority interest in consolidated entities.......      (41)          (41)         (123)        (122)
Gain on sale of corporate tenant lease assets....    1,974           790         2,948        1,943
                                                   -------       -------      --------     --------
Net income before extraordinary loss and
  cumulative effect..............................   23,023        23,313        60,783       64,037
Extraordinary loss on early extinguishment of
  debt...........................................     (388)         (665)         (705)        (665)
Cumulative effect of a change in accounting
  principle......................................       --            --            --       (1,810)
                                                   -------       -------      --------     --------
Net income.......................................   22,635        22,648        60,078       61,562
Preferred dividend requirements..................       --        (3,919)           --      (11,758)
                                                   -------       -------      --------     --------
Net income allocable to common shareholders......  $22,635       $18,729      $ 60,078     $ 49,804
                                                   =======       =======      ========     ========
Basic earnings per common share..................      N/A       $  0.75           N/A     $   1.99
                                                                 =======                   ========
Diluted earnings per common share................      N/A       $  0.73           N/A     $   1.96
                                                                 =======                   ========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                                COMMON    ADDITIONAL
                                               STOCK AT    PAID-IN     RETAINED   TREASURY
                                                 PAR       CAPITAL     EARNINGS    STOCK      TOTAL
                                               --------   ----------   --------   --------   --------
Balance at December 31, 1999.................   $   --     $890,271    $11,655    $(39,994)  $861,932
Purchase of IStar Financial shares held in
  treasury...................................       --           --         --        (106)      (106)
Dividends paid to IStar Financial............       --           --    (25,500)         --    (25,500)
Dividends received on IStar Financial shares
  held in treasury...........................       --           --      4,006          --      4,006
Net income for the period....................       --           --     60,078          --     60,078
                                                ------     --------    -------    --------   --------
Balance at September 30, 2000................   $   --     $890,271    $50,239    $(40,100)  $900,410
                                                ======     ========    =======    ========   ========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  FOR THE                     FOR THE
                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                          ------------------------   -------------------------
                                                            2000         1999          2000          1999
                                                          --------   -------------   ---------   -------------
                                                                     (PREDECESSOR)               (PREDECESSOR)
Cash flows from operating activities:
Net income..............................................  $ 22,635     $ 22,648      $  60,078     $  61,562
Adjustments to reconcile net income to cash flows
  provided by operating activities:
  Minority interest.....................................        41           41            123           122
  Equity in earnings of unconsolidated joint ventures...    (1,464)        (935)        (4,084)       (2,450)
  Depreciation and amortization.........................     8,325        7,085         25,432        21,349
  Amortization of discounts/premiums and costs on
    lending investments.................................      (372)         490         (1,208)        1,464
  Distributions from operating joint ventures...........       996        1,258          3,374         4,100
  Straight-line operating lease income adjustments......    (2,348)      (1,287)        (6,879)       (3,995)
  Gain on sale of corporate tenant lease assets.........    (1,974)        (790)        (2,948)       (1,943)
  Extraordinary loss on early extinguishment of debt....       388          665            705           665
  Cumulative effect of a change in accounting
    principle...........................................        --           --             --         1,810
  Provision for asset impairment........................        --        3,400             --         3,400
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash and
      investments.......................................       785         (182)           220         9,476
    (Increase) decrease in other assets.................    (1,142)      (1,625)        (2,675)        1,203
    Decrease in accounts payable........................    (2,081)      (2,224)        (6,657)      (11,850)
                                                          --------     --------      ---------     ---------
    Cash flows provided by operating activities.........    23,789       28,544         65,481        84,913
                                                          --------     --------      ---------     ---------
Cash flows from investing activities:
  New investment originations/acquisitions..............    (3,612)      (5,352)       (85,737)      (22,216)
  Proceeds from sale of corporate tenant lease assets...        --       39,347        145,948        53,827
  Net investments in and advances to unconsolidated
    joint ventures......................................    14,981       (1,181)         3,177        (3,253)
  Capital expenditures on real estate subject to
    operating
    leases..............................................    (4,544)      (3,153)        (7,626)       (5,801)
                                                          --------     --------      ---------     ---------
  Cash flows provided by investing activities...........     6,825       29,661         55,762        22,557
                                                          --------     --------      ---------     ---------
Cash flows from financing activities:
  Net repayments under revolving credit facility........   (14,100)     (25,800)       (79,100)      (50,800)
  Repayments under term loans...........................    (4,043)     (10,807)       (12,635)      (11,233)
  Common dividends paid.................................        --      (16,261)            --       (48,629)
  Minority interest.....................................       (41)         (41)          (123)         (122)
  Preferred dividends paid..............................        --       (3,919)            --       (11,758)
  Payment for deferred financing costs..................        --           --            (25)          (78)
  Early termination fees associated with REMIC
    paydown.............................................        --         (440)            --          (440)
  Proceeds from issuance of common stock................        --           --             --         4,763
  Purchase of IStar Financial shares held in treasury...        --           --           (106)           --
  Dividends paid to IStar Financial.....................   (12,000)          --        (25,500)           --
  Dividends received on IStar Financial shares held in
    treasury............................................     1,359           --          4,006            --
                                                          --------     --------      ---------     ---------
  Cash flows used in financing activities...............   (28,825)     (57,268)      (113,483)     (118,297)
                                                          --------     --------      ---------     ---------
Increase (decrease) in cash and cash equivalents........     1,789          937          7,760       (10,827)
Cash and cash equivalents, at beginning of period.......    17,982        7,559         12,011        19,323
                                                          --------     --------      ---------     ---------
Cash and cash equivalents, at end of period.............  $ 19,771     $  8,496      $  19,771     $   8,496
                                                          ========     ========      =========     =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..............  $ 14,024     $ 11,100      $  39,730     $  34,250
                                                          ========     ========      =========     =========

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

    BUSINESS--IStar Financial and its subsidiaries, including the Company, provide structured mortgage, mezzanine and corporate lease financing to private and corporate owners of real estate nationwide. The Company typically provides capital by structuring purchase/leaseback transactions and acquiring properties subject to existing long-term net leases to creditworthy tenants. As of September 30, 2000, the Company's portfolio consisted of 136 facilities principally subject to net leases to approximately 155 tenants, comprising
17.4 million square feet in 24 states. Of the 136 total facilities, there are 20 facilities, three of which are under development totaling 273,000 square feet, held in four unconsolidated joint ventures (see Note 4).

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

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership. The Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is accounted for under the equity method. Further, certain other investments in partnerships or joint ventures which the company does not control are also accounted for under the

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED) equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at September 30, 2000 and December 31, 1999 and the results of its operations, changes in shareholders' equity and its cash flows for the three- and nine-month periods ended September 30, 2000 and 1999, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

    The Company's consolidated results of operations for the three- and nine-month periods ended September 30, 1999 reflect the historical operating results prior to the merger. The Company's consolidated results of operations for the three- and nine-month periods ended September 30, 2000 reflect the operations of the Company after the merger and the impact of the required APB 16 purchase accounting adjustments, as previously described. In general, the recognition of straight-line lease revenue, depreciation, interest income and interest expense have been impacted by the new cost basis of the assets and liabilities reflected on the balance sheet.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--At September 30, 2000, loans and other lending investments include a partnership loan. At December 31, 1999, also included is a convertible mortgage, which was exercised in August 2000. In general, management considers its investments in this category as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    REAL ESTATE SUBJECT TO OPERATING LEASES AND DEPRECIATION--Real estate subject to operating leases is generally recorded at cost. On November 4, 1999, the effective date of the merger, adjustments were made to increase the book value of corporate tenant lease assets in the aggregate to reflect IStar Financial's purchase price and to eliminate prior period accumulated depreciation. The September 30, 2000 balances reflect these adjustments. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects including investments in joint ventures accounted for under the equity method.

    Beginning on November 4, 1999, real estate depreciation expense is computed using the straight-line method of cost recovery with an estimated remaining useful life of 40 years. Depreciation expense for all periods prior to the merger was computed using the straight-line method of cost recovery over estimated useful lives of 31.5 or 40 years. Additionally, depreciation is computed using the straight-line method of cost recovery over the estimated useful lives of five years for furniture and

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) equipment, the remaining lease term for tenant improvements, and the remaining life of the building for building improvements.

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

    INCOME TAXES--For the period from January 1, 1999 to November 4, 1999, the Company elected to be taxed as a REIT under the Code. Subsequent to November 4, 1999, the Company will be taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of IStar Financial. IStar Financial has elected to be taxed as a REIT under the Code, and believes its current organization and method of operation will enable it to maintain its status as a REIT. Accordingly, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements.

    INTEREST RATE RISK MANAGEMENT--The Company has entered into various interest rate protection agreements that, together with a swap agreement, fix the interest rate on the Company's LIBOR based borrowings. The related cost of these agreements is amortized over their respective lives and such amortization is recorded as interest expense. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counterparties is not considered to be significant.

    CONCENTRATION OF CREDIT RISK--The Company underwrites the credit of prospective tenants and may require them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's assets are geographically diverse and its tenants operate in a variety of industries, to the extent the Company has a significant concentration of lease revenues from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company. As of September 30, 2000, the Company's five largest tenants collectively accounted for approximately 16.9% of the Company's annualized lease revenue. The Company's largest single tenant accounted for approximately 5.2% of the Company's annualized lease revenue.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2000 presentation.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2000. The adoption of SAB 101 is not expected to have a material financial impact on the financial position or results of operations of the Company.

NOTE 4--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Buildings and improvements..................................   $1,110,541      $1,223,015
Land and land improvements..................................      320,960         251,794
Less accumulated depreciation...............................      (25,495)         (5,111)
                                                               ----------      ----------
                                                                1,406,006       1,469,698
Investments in unconsolidated joint ventures................       63,163          60,106
                                                               ----------      ----------
Real estate subject to operating leases, net................   $1,469,169      $1,529,804
                                                               ==========      ==========

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED)
    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At
September 30, 2000, the Company had investments in six joint ventures:
(i) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant;
(ii) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (iii) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.;
(iv) Corporate Technology Centre Associates II LLC ("CTC II"), whose external joint venture member is Corporate Technology Centre Partners II LLC; (v) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America; and (vi) TN-CP Venture One ("TN-CP"), whose external partner is Sierra Office Venture Three, Ltd. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities. At September 30, 2000, all the facilities held by CTC II and TN-CP had been sold.

    At September 30, 2000, the ventures comprised 20 facilities, three of which are under development. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at September 30, 2000 was $63.2 million. The joint ventures' purchase price for the 20 facilities owned at September 30, 2000 was $260.9 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $302.0 million and total liabilities of $218.0 million as of September 30, 2000 and net income of $5.9 million for the nine months ended September 30, 2000. The Company accounts for these investments under the equity method because its joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and pro rata share of third-party debt as of September 30, 2000 are presented below (in thousands):

                                                                          ACCRUED                   JOINT
                                  OWNERSHIP      EQUITY       NOTES       INTEREST      TOTAL      VENTURE    INTEREST    TOTAL
UNCONSOLIDATED JOINT VENTURE          %        INVESTMENT   RECEIVABLE   RECEIVABLE   INVESTMENT    INCOME     INCOME     INCOME
----------------------------      ----------   ----------   ----------   ----------   ----------   --------   --------   --------
Operating:
  Sunnyvale.....................     44.7%      $13,776      $    --      $    --      $13,776      $1,142     $   --     $1,142
  CTC I.........................     50.0%       22,349           --           --       22,349         936         --        936
  CTC II........................     50.0%           --       21,932        5,684       27,616        (755)     4,030      3,275
  Milpitas......................     50.0%       21,052           --           --       21,052       2,140         --      2,140
  TN-CP.........................     50.0%           34           --           --           34         393         --        393
Development:
  Sierra........................     50.0%        5,952           --           --        5,952         228         --        228
                                                -------      -------      -------      -------      ------     ------     ------
  Total.........................                $63,163      $21,932      $ 5,684      $90,779      $4,084     $4,030     $8,114
                                                =======      =======      =======      =======      ======     ======     ======

                                   SHARE
                                     OF
                                   THIRD-
                                   PARTY
UNCONSOLIDATED JOINT VENTURE        DEBT
----------------------------      --------
Operating:
  Sunnyvale.....................  $10,728
  CTC I.........................   38,099
  CTC II........................       --
  Milpitas......................   40,766
  TN-CP.........................       --
Development:
  Sierra........................      724
                                  -------
  Total.........................  $90,317
                                  =======

    At September 30, 2000, the Company was the guarantor for 50% of CTC I's $76.2 million construction loan.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--DEBT OBLIGATIONS

    As of September 30, 2000 and December 31, 1999, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

                                              CARRYING VALUE AS OF
                               MAXIMUM    ----------------------------                           SCHEDULED
                               AMOUNT     SEPTEMBER 30,   DECEMBER 31,                            MATURITY
                              AVAILABLE       2000            1999       STATED INTEREST RATES      DATE
                              ---------   -------------   ------------   ---------------------   ----------
                                           (UNAUDITED)
UNSECURED REVOLVING CREDIT
FACILITY:
  Line of credit...........   $350,000      $107,600        $186,700       LIBOR + 1.55%         05/31/2001
                              ========
UNSECURED NOTES:
  6.75% Dealer remarketable
    securities(1)......................      125,000         125,000           6.75%             03/01/2013
  7.30% Notes..........................      100,000         100,000           7.30%             05/15/2001
  7.70% Notes..........................      100,000         100,000           7.70%             07/15/2017
  7.95% Notes..........................       50,000          50,000           7.95%             05/15/2006
                                            --------        --------
                                             375,000         375,000
  Less debt discount...................      (19,262)        (21,481)
                                            --------        --------
  Total unsecured notes................      355,738         353,519

SECURED TERM LOANS:
  Poydras mortgage loan................       78,610          78,610       LIBOR + 1.375%        06/18/2001
  1994 mortgage loan...................       36,296          44,426       LIBOR + 1.000%        12/01/2004
  Other mortgage loans.................       24,349          28,856      6.00% - 11.375%           (2)
                                            --------        --------
                                             139,255         151,892
  Less debt discount...................         (105)           (520)
                                            --------        --------
  Total secured term loans.............      139,150         151,372
                                            --------        --------
  TOTAL DEBT OBLIGATIONS...............     $602,488        $691,591
                                            ========        ========

EXPLANATORY NOTES:
------------------------

(1) Subject to mandatory tender on 3/1/2003. Initial coupon of 6.75% applies to first five-year term only.

(2) Other mortgage loans mature at various dates through 2010.

    The Company has entered into interest rate swap agreements which, together with certain existing interest rate cap agreements, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In addition, $75.0 million of the outstanding balance of the Poydras mortgage loan is subject to an interest rate cap which effectively limits LIBOR to 7.50%.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--DEBT OBLIGATIONS (CONTINUED)
    The Company has also entered into LIBOR interest rate caps struck at 7.75%, 7.75% and 7.50% in notional amounts of $75.0 million, $35.0 million and $75.0 million, respectively, which expire in December 2004, December 2004 and August 2001, respectively.

    The following table sets forth the components of interest expense for the periods presented (in thousands):

                                                                    FOR THE
                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Interest incurred...........................................  $37,132    $32,999
Capitalized interest........................................     (338)    (1,442)
Amortization of loan costs, interest rate protection
  agreements,
  and loan discounts........................................    3,122      1,464
                                                              -------    -------
                                                              $39,916    $33,021
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

NOTE 7--EARNINGS PER SHARE

    The following table presents the basic and diluted weighted average shares outstanding for the three- and nine-month periods ended September 30, 1999 (in thousands). Effective November 4, 1999, the Company became a wholly-owned subsidiary of IStar Financial. IStar Financial is the sole shareholder of the Company; therefore, the basic and diluted calculations for the three- and nine-month periods ended September 30, 2000 have been omitted.

                                                                 THREE MONTHS         NINE MONTHS
                                                                    ENDED                ENDED
                                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                                              ------------------   ------------------
                                                                            (UNAUDITED)
Weighted average common shares outstanding for basic
  earnings per common share.................................        25,067               24,967
Add effect of shares issuable from assumed conversion of
  common stock options......................................             3                   11
Add effect of shares issuable in exchange for land..........            69                   69
Add effect of partnership units as if converted.............           629                  370
                                                                    ------               ------
Weighted average common shares outstanding for diluted
  earnings per common share.................................        25,768               25,417
                                                                    ======               ======

    For the three- and nine-month periods ended September 30, 1999, there were 856,066 and 258,894 weighted average partnership units outstanding, on an as converted basis, respectively, that were not assumed converted into common shares because they were antidilutive to earnings per share.

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

GENERAL

    As a wholly-owned subsidiary of IStar Financial, the Company provides corporate lease financing to corporate owners of real estate nationwide by structuring purchase/leaseback transactions and acquiring properties subject to existing long-term leases to creditworthy tenants. As of September 30, 2000, the Company's portfolio consisted of 136 facilities principally subject to net leases to approximately 155 tenants, comprising 17.4 million square feet in 24 states. Of the 136 total facilities, there are 20 facilities, three of which are under development totaling 273,000 square feet, held in four unconsolidated joint ventures (see Note 4).

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

    Effective November 22, 1999, the joint venture partners of W9/TriNet Poydras, LLC ("Poydras") elected to exercise their right under the partnership agreement, which was accelerated as a result of the merger, to exchange all of their membership units for 350,746 shares of Common Stock of IStar Financial and $767,000 of cash. These membership units were valued at $33.32, after consideration for the 1.15 exchange ratio (see above), and converted into shares of Common Stock of IStar Financial on a one-for-one basis.

    The three and nine months ended September 30, 1999 represent the historical basis of the Company's operations prior to the date of the merger. The three and nine months ended September 30, 2000 reflect the operations of the Company after the merger and includes the consolidated results of Poydras as a wholly-owned subsidiary. Additionally, the 2000 periods reflect the operating impact of the purchase accounting adjustments made to the assets and liabilities as previously described. In general, the recognition of straight-line lease revenue, depreciation, interest income and interest expense have been impacted by the new cost basis of the corresponding assets and liabilities on the balance sheet.

    The following discussion of the results of operations focuses on comparisons between the pre-merger period in 1999 and the post-merger period for 2000. Material fluctuations in operations resulting from the effect of purchase accounting and the consolidation of Poydras are highlighted.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE-MONTH PERIOD
  ENDED
  SEPTEMBER 30, 1999

    OPERATING LEASE INCOME--Operating lease income increased to $41.1 million for the three months ended September 30, 2000 from $37.9 million for the same period in 1999. Of this increase, $3.6 million was attributable to the consolidation of Poydras in the Company's financial statements, $2.5 million was attributable to new assets acquired since September 30, 1999 and $704,000 was attributable to additional operating lease income from assets owned in both quarters. These increases in operating lease income from assets owned were partially offset by a $4.1 million decrease in operating lease income resulting from asset dispositions during 1999 and 2000.

    INTEREST INCOME--Interest income decreased to $1.9 million for the three months ended September 30, 2000 from $2.1 million for the same period in 1999. The net decrease is primarily due to a decrease of $412,000 in interest income on the Poydras mezzanine loan made by the Company to a previously unconsolidated partnership. This inter-entity loan was eliminated in consolidation subsequent to the merger because the joint venture partner converted its interest into shares of common stock of IStar Financial and the venture became wholly-owned by the Company. Additionally, the Company exercised its convertible mortgage option on one facility during the third quarter of 2000 and converted it to an owned facility. This transaction resulted in a decrease of $292,000 in interest income. These decreases were offset by the amortization of a purchase accounting discount on one loan.

    JOINT VENTURE INCOME--For the three months ended September 30, 2000, joint venture income increased by $528,000, from $935,000 in 1999 to $1.5 million in 2000. The first phase of the CTC I development was completed and four of the first five buildings were occupied the entire third quarter of 2000, while the fifth building became occupied during the third quarter of 2000. These new leases resulted in an increase in joint venture income of $438,000. Joint venture income at the other five joint ventures during the quarter added $587,000 of income over that of 1999. These increases resulted from new leases and lease modifications at the underlying facilities. Offsetting all these increases was a decrease of $716,000 at TMOC. In the 1999 period, TMOC realized income from surrendering certain rights it had in connection with its investments.

    OTHER INCOME--Other income decreased $5.3 million in the third quarter of 2000 compared to that of 1999. This decrease was due to recognition in 1999 of a $6.8 million termination fee the Company received from a tenant's early lease termination.

    INTEREST EXPENSE--For the three months ended September 30, 2000, interest expense increased by $2.3 million, or 21.0%, to $13.1 million from $10.9 million for the same period in 1999. This increase is primarily due to the consolidation of the $78.6 million Poydras mortgage, which added $1.6 million to interest expense for the quarter. Additionally, non-cash interest expense in the amount of $900,000 was recognized through amortization of the notes payable discounts recorded as a result of the merger. The increase was also in part due to higher weighted average interest rates for the quarter. This increase was partially offset by a lower average outstanding balance and by the write-off of previously amortizing loan fees in connection with the merger, which represented $325,000 in the third quarter of 1999.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the three months ended September 30, 2000, operating costs associated with corporate tenant lease assets, increased to $3.3 million from $1.5 million for the same period in 1999. The increase is primarily due to the consolidation of Poydras, which contributed an additional $1.5 million to property operating costs in 2000 compared to 1999.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by $177,000, or 2.5%, for the three months ended September 30, 2000, when compared to the same period of 1999. Depreciation and amortization were impacted by the purchase accounting adjustments recorded during the fourth quarter of 1999. Accordingly, the cost basis of the depreciable assets increased from the 1999 amount, resulting in greater depreciation expense. This increase was partially offset by reduced depreciation as a result of corporate tenant lease dispositions since September 30, 1999.

    GENERAL AND ADMINISTRATIVE--For the three months ended September 30, 2000, general and administrative expenses decreased by $1.2 million to $1.5 million compared to $2.7 million for the same period in 1999. This decrease is primarily a result of a reduction in personnel and related overhead costs in 2000 as compared to 1999.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--On September 6, 2000, the TN-CP joint venture sold its only facility, a 247,254 square foot office facility located in Irving, Texas, for $41.9 million. The Company recognized a gain of $1.7 million on this transaction, which was 50% of the gain recorded by the joint venture. On September 28, 2000, the CTC II joint venture sold all five facilities in its portfolio for $66.0 million. These facilities comprised 308,929 square feet of office space located in San Jose, California. The Company recognized a gain of $222,000 on this sale.

    During the third quarter of 1999, the Company completed two asset sales and recognized a net gain of $790,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--Certain of the proceeds from the CTC II portfolio disposition were used to repay the third-party debt of the joint venture of $16.4 million. In connection with this paydown, CTC II incurred certain prepayment penalties, which resulted in an extraordinary loss to the Company of $388,000 during the third quarter of 2000.

    For 1999, proceeds from certain asset sales were used to partially repay $10.6 million of the 1994 mortgage loan. In connection with this partial paydown, the Company incurred certain prepayment penalties and wrote off a proportionate amount of unamortized loan costs, which resulted in an extraordinary loss $665,000.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE-MONTH PERIOD
  ENDED
  SEPTEMBER 30, 1999

    OPERATING LEASE INCOME--Operating lease income increased to $124.6 million for the nine months ended September 30, 2000 from $116.5 million for the same period in 1999. Of this increase, $11.0 million was attributable to the consolidation of Poydras in the Company's financial statements, $3.0 million was due to new assets acquired after September 30, 1999 and $1.7 million was attributable to additional operating lease income from assets owned in both quarters. These increases were partially offset by an $8.3 million decrease resulting from asset dispositions during 1999 and 2000.

    INTEREST INCOME--Interest income increased to $6.3 million for the nine months ended September 30, 2000 from $6.0 million for the same period in 1999. Interest earned on cash balances increased $246,000 over the 1999 amount while interest income on the CTC II loan investment increased $267,000 due to a larger amount outstanding. Additionally, $1.2 million of interest income was recognized from amortization of purchase accounting discounts on loan investments during 2000.

These discounts were recorded as a result of the merger in November 1999. These increases were offset by a decrease of $1.2 million in interest income on the Poydras mezzanine loan made by the Company to a previously unconsolidated partnership. This inter-entity loan was eliminated in consolidation subsequent to the merger because the joint venture partner converted its interest into shares of common stock of iStar Financial and the venture became wholly-owned by the Company.

    JOINT VENTURE INCOME--For the nine months ended September 30, 2000, joint venture income increased to $4.1 million from $2.5 million for the same period in 1999. The first phase of the CTC I development was completed and four of the first five buildings were occupied the entire third quarter of 2000, while the fifth building became occupied during the third quarter of 2000. These new leases resulted in an increase in joint venture income of $926,000. Joint venture income at Milpitas and Sunnyvale increased by $369,000 and $317,000, respectively. These increases resulted from new leases and lease modifications at the underlying facilities. Sierra's joint venture income increased by $309,000 primarily due to the sale of land in the second quarter, and TN-CP purchased assets in the second quarter which contributed an additional $393,000 of joint venture income. Offsetting these increases was a decrease of $708,000 at TMOC. In the 1999 period, TMOC realized income from surrendering certain rights it had in connection with its investments.

    OTHER INCOME--Other income decreased $6.1 million in the third quarter of 2000 compared to that of 1999. This decrease was due to recognition in 1999 of a $6.8 million termination fee the Company received from a tenant's early lease termination.

    INTEREST EXPENSE--The Company's interest expense increased by $6.9 million, or 21% for the nine-month period ended September 30, 2000 over the same period in 1999. This increase is primarily the result of the consolidation of the $78.6 million Poydras mortgage, which added $4.6 million to interest expense in 2000. Additionally, non-cash interest expense in the amount of $2.6 million was recognized through amortization of the net premiums and discounts recorded as a result of the merger. Interest expense increased by $1.1 million as a result of completing construction projects and a reduction in capitalized interest. Interest expense was reduced from the write-off of previously amortizing loan fees and interest rate protection agreement costs in connection with the merger, which represented $1.0 million during the nine months ended September 30, 1999.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the nine months ended September 30, 2000, operating costs associated with corporate tenant lease assets, increased $5.5 million, from $4.1 million in 1999 to $9.6 million in 2000. The increase is primarily due to the consolidation of Poydras, which contributed $4.7 million to property operating costs in 2000 compared to 1999.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased approximately $968,000 for the nine-month period ended September 30, 2000 over the same period in 1999. Depreciation and amortization were impacted by the purchase accounting adjustments recorded during the fourth quarter of 1999. Accordingly, the cost basis of the depreciable assets increased from the 1999 amount, resulting in greater depreciation expense. This increase was partially offset by reduced depreciation as a result of corporate tenant lease dispositions since September 30, 1999.

    GENERAL AND ADMINISTRATIVE--For the nine months ended September 30, 2000, general and administrative expenses decreased by $1.7 million to $7.3 million compared to $9.0 million for the same period in 1999. This decrease is primarily a result of a reduction in personnel and related overhead costs in 2000 as compared in 1999.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the first nine months of 2000, the Company disposed of seven corporate tenant lease assets. On
March 1, 2000, the Company sold a 174,600 square foot industrial facility located in Sunnyvale, California for $13.4 million and recognized a gain of $238,000. On March 2, 2000, the Company sold a 370,562 square foot office facility located in Paoli, Pennsylvania for $32.6 million and recognized a gain of $295,000. On April 25, 2000, the Company sold a 251,850 square foot industrial facility located in Conroe, Texas for $5.5 million and recognized a gain of $11,000. On May 22, 2000, the Company sold a 442,000 square foot industrial facility located in North Reading, Massachusetts for $47.0 million and recognized a gain of $222,000. On June 1, 2000, the Company sold a 420,000 square foot office facility located in Parsippany, New Jersey for $49.8 million and recognized a gain of $207,000. On September 6, 2000, the TN-CP joint venture sold its only facility, a 247,254 square foot office facility located in Irving, Texas, for $41.9 million. The Company recognized a gain of $1.7 million on this transaction, which was 50% of the gain recorded by the joint venture. On September 28, 2000, the CTC II joint venture sold all five facilities in its portfolio for $66.0 million. These facilities comprised 308,929 square feet of office space located in San Jose, California. The Company recognized a gain of $222,000 on this sale.

    During the nine months ended September 30, 2000, the Company completed five asset sales and recognized a net gain of $1.9 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the nine months ended September 30, 2000, proceeds from sales of certain assets were used to partially repay $8.1 million of the 1994 mortgage loan. In connection with this partial paydown, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss of $317,000 during the first quarter of 2000. Additionally, proceeds from the CTC II portfolio disposition were used to repay the third-party debt of the joint venture of $16.4 million. In connection with this paydown, CTC II incurred certain prepayment penalties, which resulted in an extraordinary loss to the Company of $388,000 during the third quarter of 2000.

    For 1999, proceeds from certain asset sales were used to partially repay $10.6 million of the 1994 mortgage loan. In connection with this partial paydown, the Company incurred certain prepayment penalties and wrote off a proportionate amount of unamortized loan costs, which resulted in an extraordinary loss $665,000.

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

FORWARD LOOKING STATEMENTS

    When used in this Form 10-Q, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that such forward looking statements speak only as of the date made and that various factors including the completion of pending investments and our ability to originate new investments, the availability and cost of capital for future investments, regional and national economic conditions generally and in the commercial real estate and finance markets specifically, changes in levels of market interest rates, credit and other risks of lending and investment activities, the performance and financial condition of borrowers and tenants and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

    The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements except as required by law.

PART II--OTHER INFORMATION

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

                                               TriNet Corporate Realty Trust, Inc.

                                               REGISTRANT

Date: November 14, 2000                        /s/ JAY SUGARMAN
                                               --------------------------------------------
                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                               CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: November 14, 2000                        /s/ SPENCER B. HABER
                                               --------------------------------------------
                                               EXECUTIVE VICE PRESIDENT - FINANCE
                                               CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                               SECRETARY