Form 10-K405
period 2000-12-31
TRINET CORPORATE REALTY TRUST INC
filed 2001-03-30
CIK 899162

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-11918
                            ------------------------

                      TRINET CORPORATE REALTY TRUST, INC.

             (Exact name of registrant as specified in its charter)

               MARYLAND                                     94-3175659
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)
1114 AVENUE OF THE AMERICAS, 27TH FLOOR                       10036
             NEW YORK, NY                                   (Zip code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (212) 930-9400
                            ------------------------

         Securities registered pursuant to Section 12 of the Act: NONE

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

    As of March 15, 2001, there were 100 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1) AND OF FORM 10-K AND IS THEREFORE FILING THIS FORM
                      WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I

Item 1. Business............................................      3

Item 2. Properties..........................................      4

Item 3. Legal Proceedings...................................      8

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................      8

PART II

Item 6. Selected Financial Data.............................      9

Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      9

Item 7a. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     12

Item 8. Financial Statements and Supplemental Data..........     14

Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................     48

PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................     48

Item 11. Executive Compensation.............................     48

Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................     48

Item 13. Certain Relationships and Related Transactions.....     48

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
  on Form 8-K...............................................     48

SIGNATURES..................................................     51

                                     PART I

ITEM 1.  BUSINESS

EXPLANATORY NOTE FOR PURPOSES OF THE "SAFE HARBOR PROVISIONS" OF SECTION 21E OF
  THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements presented under the caption "Factors That May Affect the Company's Business Strategy" in Item 1 of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

OVERVIEW

    TriNet Corporate Realty Trust, Inc. (the "Company") is a wholly-owned subsidiary of iStar Financial Inc. (together with its predecessor, "iStar Financial"), a New York Stock Exchange listed commercial finance company (NYSE:
SFI), which specializes in providing private and corporate real estate owners with structured mortgage, corporate and lease financing. The Company provides capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. As of December 31, 2000, the Company's investments consisted of 139 facilities, comprising 17.8 million square feet in 24 states, and which were 95% leased. The five largest customers collectively accounted for approximately 17.8% of the Company's annualized lease revenue, and the Company's largest single customer accounted for approximately 5.1% of the Company's annualized lease revenue.

    On November 4, 1999, iStar Financial, a Maryland corporation, acquired all of the Company's outstanding capital stock through a merger of the Company with and into a wholly-owned subsidiary of iStar Financial, with the Company surviving as a wholly-owned subsidiary of iStar Financial. Pursuant to the merger, each issued and outstanding share of common stock of the Company was converted into 1.15 shares of common stock of iStar Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D (respectively) Cumulative Redeemable Preferred Stock of iStar Financial. The iStar Financial preferred stock issued to the Company's former preferred stockholders have substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The merger was structured as a tax-free reorganization under federal tax law.

    On November 4, 1999, shares of iStar Financial's single class of common stock began trading on the New York Stock Exchange under the symbol "SFI."

    Prior to the merger, the Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). iStar Financial has elected to be taxed as a REIT under the Code and the Company is presently treated as a qualified REIT subsidiary.

    The Company is incorporated under the laws of the State of Maryland and commenced operations on June 3, 1993. The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, 27th Floor, New York, NY 10036. Its telephone number, general facsimile number and e-mail address are (212) 930-9400, (212) 930-9494 and istarfinancial.com, respectively. iStar Financial maintains super-regional corporate offices in San Francisco, California; Hartford, Connecticut; and Atlanta, Georgia; as well as regional offices in Boston, Massachusetts; Dallas, Texas; and Denver, Colorado.

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

INVESTMENTS AND DISPOSITIONS

    INVESTMENTS--During 2000, the Company acquired one corporate tenant lease asset for a purchase price of $22.8 million and exercised an option to purchase another facility for $16.4 million by funding an additional $474,000 on an existing convertible mortgage loan. Construction was completed on five facilities under development in one of the Company's joint venture partnerships for a total development cost of $65.2 million. In addition, the TN-CP joint venture acquired one facility for a purchase price of $36.8 million. The Company also purchased 78.4 acres of land for approximately $80.7 million subject to a 20-year ground lease to a corporate customer, with the first year of operating lease payments equal to a return on cost of approximately 11.6%. In addition, the Company purchased 32.4 acres of land for approximately $2.3 million on which it is constructing a build-to-suit distribution facility for a corporate customer under a 15-year net lease.

    DISPOSITIONS--During 2000, the Company disposed of 14 facilities, of which eight were wholly-owned facilities and six were joint venture facilities. The eight wholly-owned facilities were sold for net proceeds of $146.2 million and a gain of $974,000. The sale of six joint venture facilities resulted in net proceeds to the Company of $53.1 million. The Company's share of gain on the sale of these facilities was $2.0 million.

ITEM 2.  PROPERTIES

                                                                                               NUMBER
                                                                                                 OF
MAJOR CUSTOMERS                                           CITY/STATE        FACILITY TYPE    FACILITIES   SQUARE FEET
---------------                                      --------------------   --------------   ----------   -----------
AUTOMOTIVE, AEROSPACE AND DEFENSE
Chrysler Motors Corporation                          Mansfield, MA          Office                 1          15,625
Nissan Motor Acceptance Corp.                        Irving, TX             Office                 1         174,421
TRW Space & Electronics Group                        Redondo Beach, CA      Office                 1         124,400
Unison Industries                                    Jacksonville, FL       Office                 1         135,000
Volkswagen of America, Inc.                          Lincolnshire, IL       Industrial             1         161,840
Volkswagen of America, Inc.                          City of Industry, CA   Industrial             1         286,822
Volkswagen of America, Inc.                          Jacksonville, FL       Industrial             1         180,054
                                                                                                 ---      ----------
                                                                                                   7       1,078,162

CONSUMER GOODS
Dunham's Athleisure                                  Marion, IN             Industrial             1         249,920
REX Stores Corporation                               Dayton, OH             Industrial             1         345,325
Sears Logistics Services                             Columbus, OH           Industrial             1         398,471
Lever Brothers Company                               O'Fallon, MO           Industrial             1         402,192
                                                                                                 ---      ----------
                                                                                                   4       1,395,908

ENERGY & UTILITES
Bay State Gas Company                                Westborough, MA        Office                 1          88,000
Koch Membrane Systems                                San Diego, CA          Industrial             1          90,500
Northern States Power Company                        Roseville, MN          Office                 1          41,574
Serono Laboratories, Inc.                            Norwell, MA            Office                 1          53,000
Serono Laboratories, Inc.                            Randolph, MA           Industrial             1          47,586
                                                                                                 ---      ----------
                                                                                                   5         320,660

                                                                                               NUMBER
                                                                                                 OF
MAJOR CUSTOMERS                                           CITY/STATE        FACILITY TYPE    FACILITIES   SQUARE FEET
---------------                                      --------------------   --------------   ----------   -----------
FINANCIAL SERVICES
Arbella Capital Corporation                          Quincy, MA             Office                 1         132,160
Blue Cross Blue Shield of Wisconsin                  Milwaukee, WI          Office                 1         229,888
PNC Mortgage                                         Vernon Hills, IL       Office                 1         102,208
Primerica Life Insurance Co.                         Duluth, GA             Office                 2         190,000
Wellpoint Health Networks, Inc.                      Newbury Park, CA       Office                 2         217,613
Wells Fargo Bank, N.A.                               Tempe, AZ              Office                 1          51,049
                                                                                                 ---      ----------
                                                                                                   8         922,918

FOOD & RELATED SERVICES
Caterair International                               Astoria, NY            Industrial             2          73,612
Caterair International                               Philadelphia, PA       Industrial             1          31,218
Caterair International                               Bloomington, MN        Industrial             1          22,536
Caterair International                               Burlingame, CA         Industrial             1          35,375
Caterair International                               Millbrae, CA           Industrial             1          20,019
Caterair International                               Reno, NV               Industrial             1          20,066
Caterair International                               Seattle, WA            Industrial             1          30,750
Caterair International                               Orlando, FL            Industrial             1          49,148
Caterair International                               Miami, FL              Industrial             3         210,893
International Food Solution                          Wichita, KS            Industrial             1         105,600
Land O' Lakes, Inc.                                  Arden Hills, MN        Office                 1          74,511
Pezrow New England                                   Foxborough, MA         Office                 1          45,000
Ralph's Grocery Company                              East Los Angeles, CA   Industrial             1         272,236
Shaw's Supermarkets, Inc.                            Lakeville, MA          Industrial             1         104,723
Sunbelt Beverage Corporation                         Baltimore, MD          Industrial             1         222,636
Unified Western Grocers                              Commerce, CA           Office                 1         108,000
Welch Foods, Inc.                                    Concord, MA            Office                 1          68,077
                                                                                                 ---      ----------
                                                                                                  20       1,494,400
HEALTHCARE
Fresenius USA, Inc.                                  Walnut Creek, CA       Industrial             1          85,000
Haemonetics Corporation                              Braintree, MA          Office                 1          43,708
Mentor O & O, Inc.                                   Norwell, MA            Office                 1          35,500
                                                                                                 ---      ----------
                                                                                                   3         164,208

MANUFACTURING
adidas AMERICA, Inc.                                 Spartanburg, SC        Industrial             1         563,210
Mast Industries, Inc.                                Andover, MA            Office                 1         122,000
Nike Distribution Warehouse                          Memphis, TN            Industrial             1         812,697
                                                                                                 ---      ----------
                                                                                                   3       1,497,907

MULTI-CUSTOMER BUILDINGS
Avitar; Electro Scientific Industries, Inc.          Canton, MA             Industrial             1          67,835
bioMerieux Vitek, Inc.; Blue Cross Blue Shield of    Rockland, MA           Office                 1         125,366
  Massachusetts
Cisco Systems; Quantum Corp. (1)                     Milpitas, CA           Industrial             1         197,604
Entergy Services, Inc.; Dean Whitter Reynold, Inc.;  New Orleans, LA        Office                 1         523,664
  Pricewaterhouse Coopers; WorldCom Network
  Services
Entergy Services, Inc.; Mobil Oil Exploration;       New Orleans, LA        Office                 1         421,342
  Frontier Communication Services
FutureTel, Inc.; Mitsubishi Electronics America;     Sunnyvale, CA          Industrial             1         215,481
  Kanematsu USA, Inc. (1)
GTECH Holdings Co.; Massachusetts Lottery            Braintree, MA          Office                 1         108,085
Guardian Life Insurance Co.; AMS; Serono             Norwell, MA            Office                 1          72,921
  Laboratories; Massachusetts Lottery
MaxServ, Inc.; Honeywell International, Inc.         Tempe, AZ              Office                 3         225,827
Siemens Communications Systems; International        Atlanta, GA            Office                 1         444,362
  BusinessMachine; A.D.A.M. Software, Inc.
SOESYS, Inc.; Conseco Finance Corp.; EMC Engineers,  Alpharetta, GA         Office                 1          63,783
  Inc.; Verizon Select Services, Inc.
Western Digital Corp.; Xerox Corp.                   San Jose, CA           Industrial             1         286,330
                                                                                                 ---      ----------
                                                                                                  14       2,752,600

                                                                                               NUMBER
                                                                                                 OF
MAJOR CUSTOMERS                                           CITY/STATE        FACILITY TYPE    FACILITIES   SQUARE FEET
---------------                                      --------------------   --------------   ----------   -----------
OTHER
Allright New Orleans, Inc.                           New Orleans, LA        Parking Garage         1             n/a
Andersen Consulting                                  Palo Alto, CA          Office                 1          62,155
Kluwer Boston                                        Norwell, MA            Office                 1          32,500
Modern Graphics Arts                                 St. Petersburg, FL     Industrial             1          87,500
Parsons Infrastructure Tech.                         Canton, MA             Office                 1          80,000
The Mitre Corporation                                Reston, VA             Office                 1         177,415
Universal Technical Institute                        Phoenix, AZ            Industrial             2         106,763
Vacant                                               Anaheim, CA            Industrial             1          52,960
Vacant                                               Jacksonville, FL       Office                 1          49,810
Vacant                                               Coppell, TX            Industrial             1         510,654
                                                                                                 ---      ----------
                                                                                                  11       1,159,757

TECHNOLOGY
3Com                                                 Mountain View, CA      Office                 1         131,580
Acosta Sales and Marketing Co.                       Fremont, CA            Office                 1          44,000
ADS Alliance Data Systems, Inc.                      Dallas, TX             Office                 1          61,750
Aristasoft Corp. (1)                                 San Jose, CA           Office                 1          93,210
Atari Games Corporation (1)                          Milpitas, CA           Industrial             1          67,968
Cirrus Logic                                         Fremont, CA            Industrial             2         121,582
Computer Sciences Corporation                        Lanham, MD             Office                 1         120,000
Electronic Data Systems Corp.                        Allen, TX              Industrial             1         261,700
First American RE Solutions                          Anaheim, CA            Office                 1         100,049
First Health Strategies, Inc.                        Salt Lake City, UT     Office                 4         173,107
Galileo International Partners                       Englewood, CO          Office                 1         137,900
GIGA Information Group                               Norwell, MA            Office                 1          27,100
Hewlett Packard Company                              Richardson, TX         Office                 1         300,820
International Business Machines Corporation          Farmers Branch, TX     Industrial             1         222,267
Jabil Circuit, Inc.                                  St. Petersburg, FL     Industrial             1          91,500
Kulicke & Soffa, Inc. (I)                            Milpitas, CA           Industrial             1          34,954
LAM Research Corporation                             Milpitas, CA           Industrial             1         120,576
Lexmark International                                Seymour, IN            Industrial             1         763,139
LSI Logic Corporation (1)                            Milpitas, CA           Industrial             1          81,500
Lucent Technologies                                  Aurora, CO             Industrial             1         119,200
Maxtor Corporation (1)                               Milpitas. CA           Office                 1         180,086
Microsoft Corporation                                Irving, TX             Office                 1          88,066
MultiLink, Incorporated                              Andover, MA            Office                 1          77,048
Netigy Corp. (1)                                     San Jose, CA           Office                 1          46,070
Polycom, Inc.                                        Milpitas, CA           Industrial             1         102,240
Quantum Corporation (1)                              Milpitas, CA           Industrial             2         164,924
Rational Software Corporation                        Cupertino, CA          Office                 1         101,373
Read-Rite Corporation (1)                            Milpitas, CA           Industrial             1          50,100
Redback Networks, Inc. (1)                           San Jose, CA           Office                 1          96,710
SenSym, Inc. (1)                                     Milpitas, CA           Industrial             1          46,416
Stream International Services                        Canton, MA             Office                 1          78,708
Sun Microsystems, Inc.                               Mountain View, CA      Office                 1          55,800
Sybase, Inc.                                         Concord, MA            Office                 1         166,912
Tech Data Corporation                                South Bend, IN         Industrial             3         225,000
Teradyne, Inc.                                       Walnut Creek, CA       Industrial             1          60,000
The Standard Register Company (2)                    Chicago, IL            Industrial             1         140,000
Unisys Central Training Center                       Lisle, IL              Office                 1         236,000
Vital Processing Services, LLC                       Tempe, AZ              Office                 1         104,836
                                                                                                 ---      ----------
                                                                                                  45       5,094,191

                                                                                               NUMBER
                                                                                                 OF
MAJOR CUSTOMERS                                           CITY/STATE        FACILITY TYPE    FACILITIES   SQUARE FEET
---------------                                      --------------------   --------------   ----------   -----------
TELECOMMUNICATIONS
Alcatel Network Systems                              Richardson, TX         Office                 1         109,043
AT&T Wireless                                        Anaheim, CA            Office                 1         156,135
Avaya, Inc.                                          Englewood, CO          Office                 1         158,146
Digital Island (1)                                   San Jose, CA           Office                 1          76,410
Empowertel Networks (I)                              Milpitas, CA           Office                 1          51,514
Equinix, Inc.                                        San Jose, CA           Ground Lease           1             n/a
Global Crossing                                      Westminster, CO        Office                 2         117,410
Verizon Select Service, Inc.                         Irving, TX             Office                 1         164,970
Harris Microwave Semiconductors (1)                  Milpitas, CA           Industrial             1          36,669
ICG Holdings, Inc.                                   Englewood, CO          Office                 1         239,749
Nokia, Inc.                                          Irving, TX             Office                 1         293,890
Northern Telecom, Inc.                               Richardson, TX         Office                 2         181,068
Universal Card Services                              Jacksonville, FL       Office                 1          46,002
                                                                                                 ---      ----------
                                                                                                  15       1,631,006

TRANSPORTATION
California Dept. of Transportation (1)               San Jose, CA           Office                 1          19,550
Federal Express Corporation                          Memphis, TN            Office                 3         241,927
                                                                                                 ---      ----------
                                                                                                   4         261,477
                                                                                                 ---      ----------
                                                                                                 139      17,773,194
                                                                                                 ===      ==========

EXPLANATORY NOTES:
------------------------------

(1) The Company has a joint venture interest in this facility.

(2) Facility was disposed in March 2001.

LEASE EXPIRATIONS

    The following table shows scheduled lease expirations for all facilities, including facilities owned by the Company's joint ventures, as of December 31, 2000:

                                                                     PERCENT OF TOTAL
                                                                     ANNUAL OPERATING
                                       NUMBER OF     ANNUALIZED       LEASE PAYMENTS
                                        LEASES     OPERATING LEASE    REPRESENTED BY
YEAR OF LEASE EXPIRATION               EXPIRING     PAYMENTS (1)     EXPIRING LEASES
------------------------               ---------   ---------------   ----------------
                                                   (IN THOUSANDS)
2001.................................      22         $  11,018             6.0%
2002.................................      27            12,139             6.4%
2003.................................      19            19,623            10.4%
2004.................................      28            25,797            13.7%
2005.................................      15            13,550             7.2%
2006.................................      22            26,350            14.0%
2007.................................      14            17,740             9.4%
2008.................................       8             8,565             4.5%
2009.................................      10            12,740             6.8%
2010.................................       6             9,259             4.9%
2011 and thereafter..................      21            31,544            16.7%
                                          ---         ---------           -----
  Total..............................     192         $ 188,325           100.0%
                                          ===         =========           =====

EXPLANATORY NOTE:
------------------------------

(1) Reflects actual annualized monthly base lease rates in effect at December 31, 2000 (without giving effect to straight-line adjustments under GAAP).

ASSET BASE

    The following table sets forth the composition of the Company's investments as of December 31, 2000:

                                                                 PERCENT OF TOTAL
                                                                      ANNUAL
                                                                    OPERATING
                                                                      LEASE
                                                                     PAYMENTS                      PERCENTAGE OF
                             NUMBER OF    ANNUALIZED OPERATING    REPRESENTED BY    NET RENTABLE   NET RENTABLE
TYPE                         FACILITIES    LEASE PAYMENTS (1)     FACILITY TYPE     SQUARE FEET     SQUARE FEET
----                         ----------   --------------------   ----------------   ------------   -------------
                                             (IN THOUSANDS)
Office.....................      79             $121,566                64.5%         8,594,835         48.4%
Industrial.................      58               55,725                29.6%         9,178,359         51.6%
Parking Garage.............       1                1,450                 0.8%                --           --
Ground Lease...............       1                9,584                 5.1%                --           --
                                ---             --------               -----         ----------        -----
  Total....................     139             $188,325               100.0%        17,773,194        100.0%
                                ===             ========               =====         ==========        =====

EXPLANATORY NOTE:
------------------------------

(1) Reflects actual annualized monthly base lease rates at effect on December 31, 2000 (without giving effect to straight-line adjustments under GAAP).

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.

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

GENERAL

    As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of December 31, 2000, the Company's portfolio consisted of 139 facilities principally subject to net leases to more than 159 customers, comprising
17.8 million square feet in 24 states. Of the 139 total facilities, there are 17 facilities held in three joint venture partnerships. In addition, there are five facilities under development, three of which are in one of the joint venture partnerships. The three joint venture facilities become fully operational (with operating lease payments commencing) as of January 2001.

    On November 3, 1999, consistent with previously announced terms, the Company's stockholders and the shareholders of iStar Financial approved the merger of the Company with a wholly-owned subsidiary of iStar Financial. In the merger, each issued and outstanding share of the Company's common stock was converted into 1.15 shares of common stock of iStar Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D (respectively) Cumulative Redeemable Preferred Stock of iStar Financial. The iStar Financial preferred stock issued to the Company's former preferred stockholders have substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The holders of iStar Financial's Series A Preferred Stock received Series A Preferred Stock in the Incorporation Merger with the same rights and preferences as existed prior to the merger. The merger was structured as a tax-free reorganization under federal tax law.

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

    The following schedule sets forth the Company's consolidated/combined results of operations. The period from January 1, 1999 to November 3, 1999 represents the Company's operations prior to the date of the merger on an historical basis. The period from November 4, 1999 to December 31, 1999 reflects the operations of the Company after the merger and therefore reflects the operating impact of purchase accounting adjustments made to the assets and liabilities as previously described. In general, the recognition of straight-line operating lease revenue, depreciation, interest income and interest expense have been impacted by the new cost basis of the corresponding assets and liabilities on the balance sheet.

    The year ended December 31, 2000 has been compared to the combined 1999 pre- and post-merger periods for purposes of management's discussion and analysis of the results of operations. Any references below to the year ended 1999 refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

                                                     FOR THE             POST-MERGER            PRE-MERGER        COMBINED
                                                    YEAR ENDED       NOVEMBER 4, 1999 TO    JANUARY 1, 1999 TO      TOTAL
                                                DECEMBER 31, 2000     DECEMBER 31, 1999      NOVEMBER 3, 1999       1999
                                                ------------------   --------------------   -------------------   ---------
REVENUES:
  Interest income.............................       $  8,303               $ 1,360              $  6,731         $  8,091
  Operating lease income......................        171,024                26,817               132,483          159,300
  Other income................................          5,097                   715                 8,281            8,996
                                                     --------               -------              --------         --------
    Total revenue.............................        184,424                28,892               147,495          176,387
                                                     --------               -------              --------         --------

COSTS AND EXPENSES:
  Interest expense............................         52,571                 8,462                37,184           45,646
  Operating costs-corporate tenant lease
    assets....................................         12,809                 2,246                 5,590            7,836
  Depreciation and amortization...............         28,795                 4,880                24,069           28,949
  General and administrative..................          9,198                 1,608                10,364           11,972
  Provision for asset impairment..............             --                    --                 3,400            3,400
                                                     --------               -------              --------         --------
    Total costs and expenses..................        103,373                17,196                80,607           97,803
                                                     --------               -------              --------         --------

  Net income before minority interest,
    transaction costs, gain/(loss) on sale of
    corporate tenant lease assets,
    extraordinary loss and cumulative
    effect....................................         81,051                11,696                66,888           78,584
Minority interest in consolidated entities....           (164)                  (41)                 (123)            (164)
Merger related transaction costs..............             --                    --               (11,197)         (11,197)
Gain/(loss) on sales of corporate tenant lease
  assets......................................          2,948                    --                 2,471            2,471
                                                     --------               -------              --------         --------
Income before extraordinary items and
  cumulative effect...........................         83,835                11,655                58,039           69,694
Extraordinary loss on early extinguishment of
  debt........................................           (705)                   --                  (665)            (665)
Cumulative effect of a change in accounting
  principle...................................             --                    --                (1,810)          (1,810)
                                                     --------               -------              --------         --------
  Net income..................................       $ 83,130               $11,655              $ 55,564         $ 67,219
  Preferred dividend requirements.............             --                    --               (11,758)         (11,758)
                                                     --------               -------              --------         --------
  Earnings available to common shares.........       $ 83,130               $11,655              $ 43,806         $ 55,461
                                                     ========               =======              ========         ========

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO COMBINED PRE- AND POST-MERGER PERIODS
  FOR 1999

    INTEREST INCOME--Interest income increased $212,000 to $8.3 million in 2000 from $8.1 million in 1999.

    OPERATING LEASE INCOME--Operating lease income increased to $171.0 million for the year ended December 31, 2000 from $159.3 million in 1999. Of this increase, $13.0 million was attributable to the consolidation in the Company's financial statements of an asset which became wholly owned in the fourth quarter of 1999, $5.4 million was due to new corporate tenant lease investments made in 1999 and 2000, and $4.2 million resulted from additional operating lease income from corporate tenant lease assets owned in both years. In addition, joint venture income contributed $2.3 million to the increase for fiscal 2000 as compared to 1999. These increases were partially offset by a $12.0 million decrease resulting from corporate tenant lease asset dispositions during 1999 and 2000.

    OTHER INCOME--Other income decreased $3.9 million to $5.1 million for the year ended December 31, 2000, from $9.0 million in 1999. This decrease was due to the recognition in 1999 of a $6.8 million termination fee the Company received from a customer's early lease termination. Offsetting this decrease was an increase of $2.1 million from the recognition of the remaining portion of a loan discount in connection with the defeasance of the loan in 2000.

    INTEREST EXPENSE--The Company's interest expense increased $7.0 million to $52.6 million for the year ended December 31, 2000 from $45.6 million in 1999. This increase is primarily the result of the consolidation of a $78.6 million mortgage, which added $5.2 million to interest expense in 2000, and the result of higher average interest rates on the Company's variable-rate debt. Additional non-cash interest expense in the amount of $3.6 million was recognized through amortization of the notes payable discounts recorded as a result of the merger. Interest expense was reduced by $1.5 million from the write-off of previously amortizing loan fees and interest rate protection agreement costs in connection with the merger.

    The Company's weighted average interest rates for the years ended
December 31, 2000 and 1999 were 7.50% and 7.05%, respectively. Cash interest paid in 2000 and 1999 was $49.4 million and $44.2 million, respectively. Interest costs incurred, capitalized interest and amortization of loan costs for the years ended December 31, 2000 and 1999 were as follows (in thousands):

                                                              2000       1999
                                                            --------   --------
Interest incurred.........................................  $48,863    $45,312
Capitalized interest......................................     (513)    (1,820)

Amortization of loan costs:
  Loan origination costs and loan discounts...............    3,588      1,228
  Interest rate protection agreements.....................      633        926
                                                            -------    -------
                                                            $52,571    $45,646
                                                            =======    =======

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the year ended
December 31, 2000, operating costs associated with corporate tenant lease assets increased $5.0 million to $12.8 million in 2000 from $7.8 million in 1999. The increase is primarily due to the consolidation of an asset which became wholly owned in the fourth quarter of 1999, which contributed an increase of $4.8 million to operating costs in 2000 compared to 1999.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased approximately $154,000 for the year ended December 31, 2000 over the same period in 1999 and was impacted by the purchase accounting adjustments recorded during the fourth quarter of 1999 in connection with the merger. Accordingly, the cost basis of the depreciable assets increased from the 1999 pre-merger amount, resulting in higher depreciation expense. In addition, depreciation expense increased due to the consolidation in the

Company's financial statements of an asset which became wholly owned in the fourth quarter of 1999. Offsetting this increase was a reduction of depreciation expense due to corporate tenant lease dispositions since December 31, 1999.

    GENERAL AND ADMINISTRATIVE--For the year ended December 31, 2000, general and administrative expenses decreased $2.8 million to $9.2 million, compared to $12.0 million in 1999. This decrease is primarily the result of an overall reduction in employee headcount and other overhead costs in 2000.

    GAIN / (LOSS) ON SALE OF CORPORATE TENANT LEASE ASSETS--During 2000, the Company disposed of 14 corporate tenant lease assets, including six assets held in joint venture partnerships, for total proceeds of $256.7 million, and recognized total gains of $2.9 million. In 1999, the Company disposed of six corporate tenant lease assets, including one asset held for sale, for total proceeds of $59.9 million, and recognized total gains of $2.5 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--In 2000, certain of the proceeds from an asset disposition were used to partially repay $8.1 million of a mortgage loan. In connection with this partial repayment, the Company incurred prepayment penalties, which resulted in an extraordinary loss of $317,000 during the first quarter of 2000. Additionally, proceeds from a joint venture asset disposition were used to repay the third-party debt of the joint venture of $16.4 million. In connection with this repayment, the venture incurred certain prepayment penalties, which resulted in an extraordinary loss to the Company of $388,000 during the third quarter of 2000. During 1999, the proceeds from the disposition of two assets, along with additional cash reserves, were used to partially repay $10.6 million of a mortgage loan. In connection with this partial repayment, the Company incurred certain prepayment penalties and wrote off a proportionate amount of unamortized loan costs, which resulted in an extraordinary charge of $665,000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

    Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

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

    Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. As more fully discussed in Notes 3 and 9 to the Company's Consolidated Financial Statements, the Company hedges to limit the effects of changes in interest rates on its operations by engaging in interest rate caps and swaps.

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

    The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases (as of December 31, 2000), less related interest expense and operating costs on corporate tenant lease assets, for the year ended December 31, 2000. Net fair value of financial instruments is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect of interest-bearing liabilities as of December 31, 2000. The base interest rate scenario assumes interest rates as of December 31, 2000. Actual results could differ significantly from those estimated in the table.

                         ESTIMATED PERCENTAGE CHANGE IN

                                                             NET INVESTMENT      NET FAIR VALUE OF
CHANGE IN INTEREST RATES                                         INCOME       FINANCIAL INSTRUMENTS(1)
------------------------                                     --------------   ------------------------
-200 Basis Points..........................................        3.73%                 0.96%
-100 Basis Points..........................................        1.87%                 0.47%
Base Interest Rate.........................................        0.00%                 0.00%
+100 Basis Points..........................................       (1.83)%               (0.47)%
+200 Basis Points..........................................       (2.25)%               (1.00)%

EXPLANATORY NOTE:
------------------------------

(1) Amounts exclude fair values of non-financial invesments, primarily assets under long-term operating leases and certain forms of corporate finance investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

                                                                PAGE
                                                              --------
Financial Statements:
  Report of Independent Accountants.........................        15
  Consolidated Balance Sheets at December 31, 2000 and
    1999....................................................        16
  Consolidated Statements of Operations for the year ended
    December 31, 2000, for the periods November 4, 1999 to
    December 31, 1999 and January 1, 1999 to November 3,
    1999, and for the year ended December 31, 1998..........        17
  Consolidated Statements of Changes in Shareholder's Equity
    for the year ended December 31, 2000, for the periods
    November 4, 1999 to December 31, 1999 and January 1,
    1999 to November 3, 1999, and for the year ended
    December 31, 1998.......................................        18
  Consolidated Statements of Cash Flows for the year ended
    December 31, 2000, for the periods November 4, 1999 to
    December 31, 1999 and January 1, 1999 to November 3,
    1999, and for the year ended December 31, 1998..........        19
  Notes to Consolidated Financial Statements................        20

Financial Statement Schedule:

  For the period ended December 31, 2000:

  Schedule III--Real Estate and Accumulated Depreciation....        37

  Notes to Schedule III.....................................        47

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    Financial statements of six companies or joint ventures accounted for under the equity method have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount and the investments in and advances to each company are less than 20% of consolidated total assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of TriNet Corporate Realty Trust, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TriNet Corporate Realty Trust, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, for the periods November 4, 1999 to December 31, 1999 and January 1, 1999 to November 3, 1999, and for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
March 2, 2001

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2000        1999*
                                                              ----------   ----------
                                       ASSETS
Loans and other lending investments, net....................  $   90,796   $   39,244
Real estate subject to operating leases, net................   1,486,049    1,529,804
Cash and cash equivalents...................................      11,541       12,011
Restricted cash.............................................       7,032        6,697
Deferred operating lease income receivable..................      10,235        1,147
Deferred expenses and other assets..........................      18,527       11,741
                                                              ----------   ----------
  Total assets..............................................  $1,624,180   $1,600,644
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   40,647   $   44,556
Debt obligations............................................     668,342      691,591
                                                              ----------   ----------
  Total liabilities.........................................     708,989      736,147
                                                              ----------   ----------
Minority interest in consolidated entities..................       2,565        2,565

Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized:
  100 shares issued and outstanding at December 31, 2000 and
  1999,   respectively......................................          --           --
Additional paid in capital..................................     890,271      890,271
Retained earnings...........................................      62,651       11,655
Common stock of iStar Financial (parent) held in treasury
  (at cost).................................................     (40,296)     (39,994)
                                                              ----------   ----------
  Total shareholder's equity................................     912,626      861,932
                                                              ----------   ----------
  Total liabilities and shareholder's equity................  $1,624,180   $1,600,644
                                                              ==========   ==========

------------------------

*   RECLASSIFIED TO CONFORM TO 2000 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       POST-MERGER          PRE-MERGER         FOR THE
                                                      FOR THE        NOVEMBER 4, 1999   JANUARY 1, 1999 TO    YEAR ENDED
                                                    YEAR ENDED       TO DECEMBER 31,       NOVEMBER 3,       DECEMBER 31,
                                                 DECEMBER 31, 2000        1999*               1999*             1998*
                                                 -----------------   ----------------   ------------------   ------------
REVENUES:
  Interest income..............................       $  8,303           $ 1,360             $  6,731          $  3,176
  Operating lease income.......................        171,024            26,817              132,483           155,454
  Other income.................................          5,097               715                8,281             2,572
                                                      --------           -------             --------          --------
    Total revenue..............................        184,424            28,892              147,495           161,202
                                                      --------           -------             --------          --------

COSTS AND EXPENSES:
  Interest expense.............................         52,571             8,462               37,184            40,535
  Operating costs-corporate tenant lease
    assets.....................................         12,809             2,246                5,590             5,853
  Depreciation and amortization................         28,795             4,880               24,069            28,035
  General and administrative...................          9,198             1,608               10,364            12,720
  Provision for asset impairment...............             --                --                3,400                --
  Special charge...............................             --                --                   --             2,990
                                                      --------           -------             --------          --------
    Total costs and expenses...................        103,373            17,196               80,607            90,133
                                                      --------           -------             --------          --------
Net income before minority interest,
  transaction costs, provision for asset held
  for sale, gain/(loss) on sale of corporate
  tenant lease assets, extraordinary loss and
  cumulative effect............................         81,051            11,696               66,888            71,069
Minority interest in consolidated entities.....           (164)              (41)                (123)             (128)
Merger related transaction costs...............             --                --              (11,197)               --
Provision for asset held for sale..............             --                --                   --            (5,662)
Gain/(loss) on sales of corporate tenant lease
  assets.......................................          2,948                --                2,471            (1,436)
                                                      --------           -------             --------          --------
Income before extraordinary items and
  cumulative effect............................         83,835            11,655               58,039            63,843
Extraordinary loss on early extinguishment of
  debt.........................................           (705)               --                 (665)           (1,272)
Cumulative effect of a change in accounting
  principle....................................             --                --               (1,810)               --
                                                      --------           -------             --------          --------
Net income.....................................       $ 83,130           $11,655             $ 55,564          $ 62,571
Preferred dividend requirements................             --                --              (11,758)          (15,678)
                                                      --------           -------             --------          --------
Earnings available to common shares............       $ 83,130           $11,655             $ 43,806          $ 46,893
                                                      ========           =======             ========          ========
Basic earnings available per common share:
  Income available before extraordinary
    items......................................            n/a               n/a             $   1.85          $   1.97
  Earnings available...........................            n/a               n/a             $   1.75          $   1.92
Diluted earnings available per common share:
  Income available before extraordinary
    items......................................            n/a               n/a             $   1.85          $   1.96
  Earnings available...........................            n/a               n/a             $   1.75          $   1.91
Weighted average number of common shares
  outstanding:
  Basic........................................            n/a               n/a               24,978            24,387
  Diluted......................................            n/a               n/a               25,060            24,504

--------------------------
*   RECLASSIFIED TO CONFORM TO 2000 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                           PREFERRED STOCK        COMMON STOCK                   RETAINED
                                         -------------------   -------------------    PAID-IN    EARNINGS    TREASURY
                                          ISSUED     AMOUNT     ISSUED     AMOUNT     CAPITAL    (DEFICIT)    STOCK
                                         --------   --------   --------   --------   ---------   ---------   --------
Balance, January 1, 1998...............    7,300      $ 73       20,853    $ 209     $ 710,798   $(35,857)   $    --
  Issuance of common stock, net of
    issuance costs.....................       --        --        3,906       39       140,762         --         --
  Issuance of common stock, in
    conjunction with real estate
    acquired...........................       --        --           48       --         1,864         --         --
  Exercise of common stock options.....       --        --           13       --           346         --         --
  Issuance of stock under management
    purchase plan......................       --        --           52        1         1,798         --         --
  Net income...........................       --        --           --       --            --     62,571         --
  Common stock dividends declared......       --        --           --       --            --    (63,466)        --
  Preferred stock dividends declared...       --        --           --       --            --    (15,678)        --
                                         -------      ----     --------    -----     ---------   --------    --------
Balance, December 31, 1998.............    7,300        73       24,872      249       855,568    (52,430)        --
  Exercise of common stock options.....       --        --          142        1         3,601         --         --
  Issuance of stock under management
    purchase plan......................       --        --           53        1         1,161         --         --
  Incentive stock compensation.........       --        --           --       --         1,146         --         --
  Net income...........................       --        --           --       --            --     55,564         --
  Common stock dividends declared......       --        --           --       --            --    (48,756)        --
  Preferred stock dividends declared...       --        --           --       --            --    (11,758)        --
                                         -------      ----     --------    -----     ---------   --------    --------
Balance, November 3, 1999..............    7,300      $ 73       25,067    $ 251     $ 861,476   $(57,380)   $    --
                                         =======      ====     ========    =====     =========   ========    ========

  Investment by parent into subsidiary
    on November 4, 1999................       --      $ --           --    $  --     $ 890,271   $     --    $    --
  Purchase of parent common stock......       --        --           --       --            --         --    (39,994)
  Net income...........................       --        --           --       --            --     11,655         --
                                         -------      ----     --------    -----     ---------   --------    --------
Balance, December 31, 1999.............       --        --           --       --       890,271     11,655    (39,994)
  Purchase of iStar Financial shares
    held in treasury...................       --        --           --       --            --         --       (302)
  Dividends paid to iStar Financial....       --        --           --       --            --    (37,500)        --
  Dividends received on iStar Financial
    shares held in treasury............       --        --           --       --            --      5,366         --
  Net income for the period............       --        --           --       --            --     83,130         --
                                         -------      ----     --------    -----     ---------   --------    --------
Balance, December 31, 2000.............       --      $ --           --    $  --     $ 890,271   $ 62,651    $(40,296)
                                         =======      ====     ========    =====     =========   ========    ========

                                             TOTAL
                                         SHAREHOLDER'S
                                            EQUITY
                                         -------------
Balance, January 1, 1998...............    $ 675,223
  Issuance of common stock, net of
    issuance costs.....................      140,801
  Issuance of common stock, in
    conjunction with real estate
    acquired...........................        1,864
  Exercise of common stock options.....          346
  Issuance of stock under management
    purchase plan......................        1,799
  Net income...........................       62,571
  Common stock dividends declared......      (63,466)
  Preferred stock dividends declared...      (15,678)
                                           ---------
Balance, December 31, 1998.............      803,460
  Exercise of common stock options.....        3,602
  Issuance of stock under management
    purchase plan......................        1,162
  Incentive stock compensation.........        1,146
  Net income...........................       55,564
  Common stock dividends declared......      (48,756)
  Preferred stock dividends declared...      (11,758)
                                           ---------
Balance, November 3, 1999..............    $ 804,420
                                           =========
  Investment by parent into subsidiary
    on November 4, 1999................    $ 890,271
  Purchase of parent common stock......      (39,994)
  Net income...........................       11,655
                                           ---------
Balance, December 31, 1999.............      861,932
  Purchase of iStar Financial shares
    held in treasury...................         (302)
  Dividends paid to iStar Financial....      (37,500)
  Dividends received on iStar Financial
    shares held in treasury............        5,366
  Net income for the period............       83,130
                                           ---------
Balance, December 31, 2000.............    $ 912,626
                                           =========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                           FOR THE YEAR                             PRE-MERGER       FOR THE YEAR
                                                              ENDED           POST-MERGER       JANUARY 1, 1999 TO      ENDED
                                                           DECEMBER 31,   NOVEMBER 4, 1999 TO      NOVEMBER 3,       DECEMBER 31,
                                                               2000       DECEMBER 31, 1999*          1999*             1998*
                                                           ------------   -------------------   ------------------   ------------
Cash flows from operating activities:
Net income...............................................   $  83,130          $ 11,655             $  55,564         $  62,571
Adjustments to reconcile net income to cash flows
  provided by operating activities:
  Minority interest......................................         164                41                   123               128
  Equity in earnings of unconsolidated joint ventures....      (5,016)             (373)               (2,330)           (2,299)
  Depreciation and amortization..........................      33,008             4,880                24,069            28,035
  Amortization of discounts/premiums.....................      (4,299)              351                 1,645             2,218
  Distributions from operating joint ventures............       4,511               470                 4,708             1,442
  Deferred operating lease income adjustments............      (9,130)           (1,597)               (4,441)           (8,490)
  Gain on sale of corporate tenant lease assets..........      (2,948)               --                (2,471)            1,436
  Extraordinary loss on early extinguishment of debt.....         705                --                   665             1,272
  Special charge, non-cash component.....................          --                --                    --             1,146
  Cumulative effect of a change in accounting
    principle............................................          --                --                 1,810                --
  Provision for asset impairment.........................          --                --                 3,400                --
  Provision for asset held for sale......................          --                --                    --             5,662
  Merger related transaction costs.......................          --                --                11,197                --
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash and
      investments........................................        (335)              723                10,348           (12,725)
    (Increase) decrease in other assets..................      (8,241)             (321)                2,344            (8,661)
    Increase (decrease) in accounts payable..............      (4,989)              (97)               (7,483)           23,062
                                                            ---------          --------             ---------         ---------
    Cash flows provided by operating activities..........      86,560            15,732                99,148            94,797
                                                            ---------          --------             ---------         ---------
Cash flows from investing activities:
  New investment originations/acquisitions...............    (187,995)               --               (49,984)         (261,588)
  Repayments from loans and other lending investments....      15,898                --                27,725                --
  Proceeds from sale of corporate tenant lease assets....     146,265                --                56,690            48,222
  Merger related transaction costs, net of cash acquired
    in merger transaction................................          --           (16,136)               (4,628)               --
  Investments in and advances to unconsolidated joint
    ventures.............................................     (23,540)             (377)               (1,401)         (212,128)
  Distributions from unconsolidated joint ventures.......      31,129                --                   274            99,908
  Capital expenditures on corporate tenant lease
    assets...............................................      (9,011)           (1,271)               (6,434)          (11,409)
                                                            ---------          --------             ---------         ---------
    Cash flows (used in) provided by investing
    activities...........................................     (27,254)          (17,784)               22,242          (336,995)
                                                            ---------          --------             ---------         ---------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
    facility.............................................     (13,250)           46,600               (48,800)           70,600
  Repayments under term loans............................     (13,559)             (150)              (11,307)             (612)
  Common dividends paid..................................          --                --               (64,922)          (60,645)
  Preferred dividends paid...............................          --                --               (11,758)          (15,678)
  Minority interest......................................        (164)               --                  (164)            1,672
  Payment for deferred financing costs...................         (50)               --                  (478)           (1,698)
  Early termination fees associated with debt paydown....        (317)               --                  (440)               --
  Proceeds from issuance of common stock.................          --                --                 4,763           142,946
  Proceeds from senior unsecured debt offering...........          --                --                    --           124,633
  Purchase of iStar Financial shares held in treasury....        (302)          (39,994)                   --                --
  Dividends paid to iStar Financial......................     (37,500)               --                    --                --
  Dividends received on iStar Financial shares held in
    treasury.............................................       5,366                --                    --                --
                                                            ---------          --------             ---------         ---------
    Cash flows (used in) provided by financing
    activities...........................................     (59,776)            6,456              (133,106)          261,218
                                                            ---------          --------             ---------         ---------
Increase (decrease) in cash and cash equivalents.........        (470)            4,404               (11,716)           19,020
Cash and cash equivalents, at beginning of period........      12,011             7,607                19,323               303
                                                            ---------          --------             ---------         ---------
Cash and cash equivalents, at end of period..............   $  11,541          $ 12,011             $   7,607         $  19,323
                                                            =========          ========             =========         =========
Suppplemental disclosure of cash flow information:
  Cash paid during the period for interest...............   $  49,409          $  6,963             $  37,247         $  38,389
                                                            =========          ========             =========         =========

------------------------------
*   RECLASSIFIED TO CONFORM TO 2000 PRESENTATION.

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

    iStar Financial filed its annual report Form 10-K for the year ended December 31, 2000 with the Securities and Exchange Commission on March 30, 2001.

    BUSINESS--iStar Financial and its subsidiaries, including the Company, provide structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company typically provides capital by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term net leases to creditworthy tenants. As of December 31, 2000, the Company's portfolio consisted of 139 facilities principally subject to net leases to approximately 159 customers, comprising 17.8 million square feet in 24 states. Of the 139 total facilities, there are 17 facilities held in three unconsolidated joint ventures. In addition, there are five facilities under development, three of which are held in one of the joint venture partnerships. The three joint venture facilities became fully operational (with operating lease payments commencing) as of January 2001.

    MERGER TRANSACTION--On November 3, 1999, the Company's stockholders and the shareholders of iStar Financial approved the merger of the Company with a wholly-owned subsidiary of iStar Financial. The shareholders of iStar Financial also approved: (1) the acquisition by iStar Financial, through a merger and contribution of interests, of 100% of the ownership interests in its external advisor; and (2) the change in form of its organization from a business trust to a corporation ("Incorporation Merger"). Pursuant to the merger, the Company merged with and into a subsidiary of iStar Financial, with the Company surviving as a wholly-owned subsidiary of iStar Financial. In the merger, each issued and outstanding share of the Company's common stock was converted into 1.15 shares of common stock of iStar Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D (respectively) Cumulative Redeemable Preferred Stock of iStar Financial. The iStar Financial preferred stock issued to the Company's former preferred stockholders has substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The holders of iStar Financial's Series A Preferred Shares received Series A Preferred Shares in the Incorporation Merger with the same rights and preferences as existed prior to the merger. The merger was structured as a tax-free reorganization under federal tax law.

    These transactions were consummated as of November 4, 1999, at which time iStar Financial's single class of common shares began trading on the New York Stock Exchange under the symbol "SFI."

NOTE 2--BASIS OF PRESENTATION

    The accompanying audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership. The Company has an investment in

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED)
TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is accounted for under the equity method. Further, certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at December 31, 2000 and December 31, 1999 and the results of its operations, changes in shareholder's equity and its cash flows for the year ended December 31, 2000, the periods November 4, 1999 to December 31, 1999 and January 1, 1999 to November 3, 1999, and for the year ended December 31, 1998. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

    The Company's consolidated results of operations for the period January 1, 1999 to November 3, 1999 and for the year ended December 31, 1998 reflect the historical operating results prior to the merger. The Company's consolidated results of operations for the year ended December 31, 2000 and for the period November 4, 1999 through December 31, 1999 reflect the operations of the Company after the merger and the impact of the required APB 16 purchase accounting adjustments, as previously described. In general, the recognition of straight-line operating lease revenue, depreciation, interest income and interest expense have been impacted by the new cost basis of the assets and liabilities on the balance sheet.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 4, "Loans and Other Lending Investments," includes corporate/partnership loans/unsecured notes. In general, management considers its investments in this category as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    REAL ESTATE SUBJECT TO OPERATING LEASES AND DEPRECIATION--Real estate subject to operating leases is generally recorded at cost. On November 4, 1999, the effective date of the merger, adjustments were made to increase the book value of corporate tenant lease assets in the aggregate to reflect iStar Financial's purchase price and to eliminate prior period accumulated depreciation. The December 31, 2000 balances reflect these adjustments. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method.

    Beginning on November 4, 1999, real estate depreciation expense is computed using the straight-line method of cost recovery with an estimated remaining useful life of 40.0 years. Depreciation expense for all

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) periods prior to the merger was computed using the straight-line method of cost recovery over estimated useful lives of 31.5 or 40.0 years. Additionally, depreciation is computed using the straight-line method of cost recovery over the estimated useful lives of five years for furniture and equipment, the remaining lease term for tenant improvements, and the remaining life of the building for building improvements.

    Corporate tenant lease assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, real estate assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include all cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    NON-CASH ACTIVITY--The following schedule summarizes the significant non-cash activity for the combined pre- and post-merger periods for 1999. During the period from November 4, 1999 to December 31, 1999, the Company had non-cash activity including: (1) the impact to the Company's financial position resulting from the merger; and (2) the consolidation of an asset which was an unconsolidated joint venture prior to the merger.

Impact on assets (increase) decrease:
  Loans and other lending investments.......................  $   9,703
  Real estate subject to operating leases...................   (187,773)
  Deferred operating lease income receivable................     29,643
  Loan costs................................................     10,913
  Other assets..............................................      1,833
Impact on liabilities and equity increase (decrease):
  Debt obligations..........................................     56,932
  Accounts payable, accrued expenses and other
  liabilities...............................................     (3,373)
  Shareholder's equity......................................     85,851
                                                              ---------
Net cash impact of merger transaction.......................  $   3,729
                                                              =========

    In addition, the Company assumed existing mortgage notes of $18.9 million in conjunction with investments made during 1998. Also, during 1998, the Company issued 1.9 million common shares in conjunction with the investments acquired.

    REVENUE RECOGNITION--Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the lease term. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as deferred operating lease income receivable on the balance sheet.

    On November 4, 1999, the effective date of the merger, certain purchase accounting adjustments were made to eliminate the deferred operating lease income receivable. Additionally, for purposes of calculating

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the average lease rates over the remaining lives of the leases, the term of all leases in place at the time of the merger has been adjusted to reflect a new start date beginning November 4, 1999.

    INCOME TAXES--For the period ending December 31, 2000, the Company will be taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of iStar Financial. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Prior to the merger, the Company was taxed as a REIT under the Code.

    INTEREST RATE RISK MANAGEMENT--The Company has entered into various interest rate protection agreements that, together with a swap agreement, fix the interest rate on a portion of the Company's LIBOR-based borrowings. The related cost of these agreements is amortized over their respective lives and such amortization is recorded as interest expense. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counterparties is not considered to be significant.

    CONCENTRATION OF CREDIT RISK--The Company underwrites the credit of prospective customers and may require them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's assets are geographically diverse and its customers operate in a variety of industries, to the extent the Company has a significant concentration of lease revenues from any single customer, the inability of that customer to make its lease payments could have an adverse effect on the Company. As of December 31, 2000, the Company's five largest customers collectively accounted for approximately 17.8% of the Company's annualized lease revenue. The Company's largest customer accounted for approximately 5.1% of the Company's annualized lease revenue.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2000 presentation.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    NEW ACCOUNTING STANDARDS--In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-deferral of the Effective Date of FASB Statement No. 133"

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133," on January 1, 2001. Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives (see Note 9), the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company has adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material financial impact on the financial position or results of operations of the Company.

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

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    On December 20, 2000, the Company originated a $60.0 million corporate loan with a 10.6% interest rate. This loan was repaid in full subsequent to year end. In addition, the Company has a $34.4 million loan bearing a 6.1% pay rate and an 18.2% effective rate, which matures in December 2001 (see Note 5).

NOTE 5--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands):

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Buildings and improvements...........................  $1,126,418   $1,223,015
Land and land improvements...........................     318,412      251,794
Less: accumulated depreciation.......................     (31,764)      (5,111)
                                                       ----------   ----------
                                                        1,413,066    1,469,698
Investments in unconsolidated joint ventures.........      72,983       60,106
                                                       ----------   ----------
    Real estate subject to operating leases, net.....  $1,486,049   $1,529,804
                                                       ==========   ==========

    On November 4, 1999, the effective date of the merger, the purchase accounting adjustments required under APB 16 were made to increase the costs of the land and buildings and to eliminate prior period accumulated depreciation.

    The Company's facilities are leased to customers under operating leases with current expiration dates from 2001 to 2020. Future operating lease payments under non-cancelable operating leases, excluding

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED) customer reimbursements of expenses, in effect at December 31, 2000, are approximately as follows (in thousands):

YEAR                                                            AMOUNT
----                                                          ----------
2001........................................................  $  161,429
2002........................................................     157,811
2003........................................................     149,401
2004........................................................     131,279
2005........................................................     112,867
Thereafter..................................................     526,177
                                                              ----------
                                                              $1,238,964
                                                              ==========

    The Company receives reimbursements from customers for certain operating expenses including common area costs, insurance and real estate taxes.

    No single customer represents more than 5.1% of annualized lease revenues as of December 31, 2000.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At December 31, 2000, the Company had investments in four joint ventures: (1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; and (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities. At December 31, 2000, all the facilities held by CTC II and TN-CP had been sold. The Company previously had an equity investment in CTC II which was sold for approximately $66.0 million in September 2000. In connection with this sale, the note receivable from the venture was modified to mature on December 31, 2001. The note receivable and related accrued interest are included in Loans and Other Lending Investments at December 31, 2000.

    Effective November 22, 1999, the joint venture partners, who are affiliates of Whitehall Street Real Estate Limited Partnership, IX and The Goldman Sachs Group L.P. (the "Whitehall Group") in W9/TriNet Poydras, LLC ("Poydras"), elected to exercise their right under the partnership agreement, which was accelerated as a result of the acquisition by iStar Financial, to exchange all of their membership units for 350,746 shares of common stock of iStar Financial and a $767,000 distribution of available cash. As a consequence, Poydras is now wholly owned and is reflected on a consolidated basis in these financial statements.

    Subsequent to November 4, 1999, the Company's equity and notes receivable investments in joint ventures have been adjusted to reflect the impact of the required APB 16 purchase accounting adjustments resulting from the merger. The Company's share of joint venture income and interest income are recorded on an historical basis through November 3, 1999, and for the period from November 4, 1999 through December 31, 1999, joint venture income and interest income include the required purchase accounting adjustments.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED)
    At December 31, 2000, the ventures comprised 20 facilities, three of which were under development (these three facilities became fully operational with lease payments commencing as of January 2001). Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at December 31, 2000 was $73.0 million. The joint ventures' purchase price for the 20 facilities owned at December 31, 2000 was $264.3 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $325.7 million and total liabilities of $236.8 million as of December 31, 2000, and net income of $6.9 million for the year ended December 31, 2000. The Company accounts for these investments under the equity method because its joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and pro rata share of its ventures' third-party debt as of December 31, 2000 are presented below (in thousands):

                                                                                                                       PRO RATA
                                                                       ACCRUED                   JOINT                 SHARE OF
       UNCONSOLIDATED          OWNERSHIP      EQUITY        NOTE       INTEREST      TOTAL      VENTURE    INTEREST   THIRD-PARTY
        JOINT VENTURE              %        INVESTMENT   RECEIVABLE   RECEIVABLE   INVESTMENT    INCOME     INCOME       DEBT
-----------------------------  ----------   ----------   ----------   ----------   ----------   --------   --------   -----------
Operating:
  Sunnyvale..................     44.7%      $12,772      $    --       $   --      $ 12,772     $1,163     $   --      $10,728
  CTC I......................     50.0%       32,440           --           --        32,440      1,053         --       43,789
  CTC II.....................     50.0%           --       24,874        6,222        31,096       (755)     5,371           --
  Milpitas...................     50.0%       24,289           --           --        24,289      2,941         --       40,641
  TN-CP......................     50.0%           --           --           --            --        397         --           --
Development:
  Sierra.....................     50.0%        3,482           --           --         3,482        217         --          724
                                             -------      -------       ------      --------     ------     ------      -------
    Total....................                $72,983      $24,874       $6,222      $104,079     $5,016     $5,371      $95,882
                                             =======      =======       ======      ========     ======     ======      =======

    Effective September 29, 2000, iStar Sunnyvale Partners, LP entered into an interest rate cap agreement with Bear Stearns Financial Products, limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate cap of 9.0% through November 9, 2003.

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

    Income generated from the above joint venture investments is included in Operating Lease Income in the Consolidated Statements of Operations.

NOTE 6--RESTRICTED CASH

    Under the terms of one of its mortgage loan liabilities, the Company is required to maintain restricted cash reserves for debt service and leasing cost obligations. At December 31, 2000 and 1999, the Company had $5.9 million and $6.1 million, respectively, of restricted cash related to these obligations.

NOTE 7--LOAN COSTS AND INTEREST EXPENSE

    Included in deferred expenses and other assets are loan fees and other financing costs. On November 4, 1999, purchase accounting adjustments were made to eliminate loan origination costs and revalue

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--LOAN COSTS AND INTEREST EXPENSE (CONTINUED) interest rate protection agreements to fair market value. These costs are amortized over the remaining term of the related debt. The following table summarizes the costs and accumulated amortization associated with the loan origination costs and interest rate protection agreements (in thousands):

                                                                        FOR THE PERIOD   FOR THE PERIOD
                                                           FOR THE       NOVEMBER 4,       JANUARY 1,
                                                          YEAR ENDED       1999 TO          1999 TO
                                                         DECEMBER, 31    DECEMBER 31,     NOVEMBER 3,
                                                         ------------   --------------   --------------
                                                             2000            1999             1999
                                                         ------------   --------------   --------------
Loan origination costs.................................     $   50         $ (7,345)        $ 7,345
Interest rate protection agreements....................      3,127           (6,718)          9,845
                                                            ------         --------         -------
                                                             3,177          (14,063)         17,190
Accumulated amortization...............................       (757)           6,956          (7,061)
                                                            ------         --------         -------
                                                            $2,420         $ (7,107)        $10,129
                                                            ======         ========         =======

    During 2000 and 1999, interest expense was $52.6 million and $45.6 million, respectively, which was net of capitalized interest of $513,000 and $1.8 million, respectively. Amortization of loan origination costs, interest rate protection agreements and loan discounts included in interest expense was $4.2 million for the year ended December 31, 2000, $509,000 for the post-merger period November 4, 1999 to December 31, 1999, and $1.6 million for the pre-merger period January 1, 1999 to November 3, 1999.

NOTE 8--OTHER ASSETS AND OTHER LIABILITIES

    Other assets at December 31, 2000 and 1999, includes an investment of $4.0 million consisting of 250,000 shares of the corporate stock of Fortress Investment Corp., a private real estate investment company. An investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable decontrolled subsidiary of the Company, totaled $2.3 million and $1.9 million at December 31, 2000 and 1999, respectively.

    Also included in other assets at December 31, 2000 is $5.0 million in accounts receivable, $2.7 million in prepaid leasing commissions, and $1.9 million in corporate furniture, fixtures and equipment. At December 31, 1999, other assets also included $4.4 million in accounts receivable and $1.1 million in leasing commissions and other prepaid expenses.

    Accumulated depreciation/amortization related to other assets aggregated approximately $533,000 and $16,000 at December 31, 2000 and 1999, respectively.

    Included in other liabilities at December 31, 2000 is $9.3 million in interest payable, $11.0 million in security deposits from customers, $8.2 million of prepaid lease income, $11.3 million of accounts payable and accrued liabilities, and $876,000 of deferred liabilities which primarily relate to tenant improvements. Other liabilities as of December 31, 1999 included
$9.9 million in interest payable, $10.8 million in security deposits from customers, $9.4 million of prepaid lease income, $12.1 million of accounts payable and accrued liabilities, and $2.3 million of deferred liabilities, related primarily to tenant improvements.

NOTE 9--DEBT OBLIGATIONS

    On November 4, 1999, purchase accounting adjustments were made to the Company's debt balances to reflect the present value of amounts to be paid based on estimated market interest rates for obligations with similar terms. These adjustments, whether discounts or premiums, are amortized into interest expense over the remaining term of the loan to reflect an estimated market interest rate as of the merger date.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--DEBT OBLIGATIONS (CONTINUED)

    The table below summarizes the contract amount, the carrying value, the contract interest rate and the effective interest rate on the various debt instruments as of December 31, 2000, (in thousands). The carrying value represents the debt balance after taking into consideration the discounts or premiums. The effective interest rate represents the estimated market interest rate as of the merger date for similar term debt instruments.

                                               CARRYING VALUE AS OF
                                MAXIMUM     ---------------------------         STATED             EFFECTIVE
                                 AMOUNT     DECEMBER 31,   DECEMBER 31,        INTEREST            INTEREST
                               AVAILABLE        2000           1999             RATES                RATES
                               ----------   ------------   ------------   ------------------   -----------------
UNSECURED REVOLVING CREDIT
FACILITY:
  Line of credit.............   $350,000      $173,450       $186,700       LIBOR + 1.55%        LIBOR + 1.55%
                                ========
NON-RECOURSE SECURED TERM
  LOANS:
  Poydras Mortgage Loan (2)..                   77,860         78,610       LIBOR + 1.38%        LIBOR + 2.50%
  1994 Mortgage Loan.........                   36,296         44,426       LIBOR + 1.00%        LIBOR + 1.00%
  Other Mortgage Loans.......                   24,175         28,856       6.00% - 11.38%       7.29% - 8.50%
                                              --------       --------
                                               138,331        151,892
  Less: debt premium/
    (discount)...............                       51           (520)
                                              --------       --------
Total secured term loans.....                  138,382        151,372
                                              --------       --------
UNSECURED NOTES (5):
  6.75% Dealer Remarketable
    Securities (6)...........                  125,000        125,000           6.75%                8.81%
  7.30% Notes................                  100,000        100,000           7.30%                8.75%
  7.70% Notes................                  100,000        100,000           7.70%                9.51%
  7.95% Notes................                   50,000         50,000           7.95%                9.04%
                                              --------       --------
Total unsecured notes........                  375,000        375,000
  Less: debt discount........                  (18,490)       (21,481)
                                              --------       --------
Total unsecured notes........                  356,510        353,519
                                              --------       --------
TOTAL DEBT OBLIGATIONS.......                 $668,342       $691,591
                                              ========       ========


                               SCHEDULED MATURITY
                                      DATE
                               ------------------
UNSECURED REVOLVING CREDIT
FACILITY:
  Line of credit.............    May 2001 (1)
NON-RECOURSE SECURED TERM
  LOANS:
  Poydras Mortgage Loan (2)..      June 2001
  1994 Mortgage Loan.........  December 2004 (3)
  Other Mortgage Loans.......         (4)
  Less: debt premium/
    (discount)...............
Total secured term loans.....
UNSECURED NOTES (5):
  6.75% Dealer Remarketable
    Securities (6)...........     March 2013
  7.30% Notes................      May 2001
  7.70% Notes................      July 2017
  7.95% Notes................      May 2006
Total unsecured notes........
  Less: debt discount........
Total unsecured notes........
TOTAL DEBT OBLIGATIONS.......

EXPLANATORY NOTES:
----------------------------------

(1) Subsequent to year end, the Company extended the maturity of this credit facility to May 2002.

(2) The Company provides a guarantee for 25% of the principal balance outstanding.

(3) On March 1, 2001, the Company repaid this mortgage loan obligation.

(4) These mortgage loans mature at various dates through 2010.

(5) The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(6) Subject to mandatory tender on March 1, 2003 to either the dealer or the Company. The initial coupon of 6.75% applies to first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset upon remarketing.

    The 30-day LIBOR rate as of December 29, 2000 was 6.56%. The Company has entered into an interest rate swap agreement which, together with an existing LIBOR interest rate cap agreement struck at 7.75%, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--DEBT OBLIGATIONS (CONTINUED)
over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

    The Company has also entered into LIBOR interest rate caps struck at 7.75% and 7.50% in notional amounts of $35.0 million and $75.0 million, respectively, which expire in December 2004 and June 2001, respectively.

    UNSECURED REVOLVING CREDIT FACILITY--The $350.0 million credit facility (as extended subsequent to year end) matures on May 31, 2002. Borrowing rates under the facility are based on the Company's credit ratings. The credit facility also has a $225.0 million competitive bid feature, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the credit facility may be borrowed for general corporate and working capital needs, as well as for investment purposes. The credit facility requires interest-only payments until maturity, at which time outstanding borrowings are due and payable.

    The current LIBOR-based borrowing rate, which is based on the Company's credit rating, is LIBOR plus 1.55%. The credit facility's covenants include limitations on corporate leverage, unsecured debt and minimum cash flow coverage tests against debt service and fixed charges. The credit facility, as amended, provides for the limitation on the Company's dividend payments to 85% of cash flow from operations for any 12-month period.

    Future maturities of outstanding long-term debt and mortgages stated in terms of the contractual obligation are as follows (in thousands):

2001 (1)....................................................  $215,012
2002 (2)....................................................   188,585
2003........................................................   125,568
2004........................................................       619
2005........................................................     3,054
Thereafter..................................................   153,943
                                                              --------
Total principal maturities..................................   686,781
Net unamortized debt (discounts)/premiums...................   (18,439)
                                                              --------
Total debt obligations......................................  $668,342
                                                              ========

EXPLANATORY NOTES:
------------------------------

(1) Includes the 1994 Mortgage Loan balance of $36.3 million which had an original maturity date in 2004 and was repaid on March 1, 2001.

(2) Reflects the one-year extension on the unsecured revolving credit facility to mature in 2002.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--DEBT OBLIGATIONS (CONTINUED)
    The following table sets forth the components of interest expense for the periods presented (in thousands):

                                                                        FOR THE PERIOD   FOR THE PERIOD
                                                         FOR THE YEAR    NOVEMBER 4,       JANUARY 1,
                                                            ENDED          1999 TO          1999 TO
                                                         DECEMBER 31,    DECEMBER 31,     NOVEMBER 3,
                                                             2000            1999             1999
                                                         ------------   --------------   --------------
Cash interest incurred.................................     $48,863         $8,330          $36,982
Amortization of loan costs, interest rate protection
  agreements, and loan discounts.......................       4,221            509            1,645
Less: capitalized interest.............................        (513)          (377)          (1,443)
                                                            -------         ------          -------
                                                            $52,571         $8,462          $37,184
                                                            =======         ======          =======

NOTE 10--SPECIAL CHARGE

    During the third quarter of 1998, the Company recognized a one-time charge of approximately $3.0 million in connection with the expected reduction of its investment activity. This charge met the criteria set forth in Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Accordingly, the Company recorded a liability for the estimated costs resulting from this change. The 1998 third quarter charge was comprised of $1.9 million of severance costs and related compensation, $209,000 in lease termination fees, $561,000 of abandoned pursuit costs and $344,000 of other restructuring costs. As of December 31, 2000, there was no liability remaining related to this charge.

NOTE 11--COMMITMENTS AND CONTINGENCIES

    The Company is subject to expansion option agreements with three existing customers which could require the Company to fund and to construct up to 166,000 square feet of additional adjacent space on which the Company would receive additional lease revenue under the terms of the option agreements.

    The Company also has commitments relating to partially guaranteed debt related to an asset that became wholly owned in the fourth quarter of 1999.

NOTE 12--DIVIDENDS

    As described in Note 3, prior to the merger with iStar Financial, the Company qualified as a REIT for federal income tax purposes. Subsequent to the merger, the Company will be included as a QRS in iStar Financial's consolidated tax return. The following summarizes the tax components of common dividends

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--DIVIDENDS (CONTINUED)
paid by the Company prior to the merger with iStar Financial in 1999 and for the year ended December 31, 1998:

                                                                1999       1998
                                                              --------   --------
Per common share:
  Ordinary income...........................................   $1.59      $1.81
  Return of capital.........................................    1.01       0.75
                                                               -----      -----
    Total...................................................   $2.60      $2.56(1)
                                                               =====      =====

EXPLANATORY NOTE:
------------------------------

(1) The fourth quarter 1998 common stock dividend of $0.65, which was payable on January 15, 1999 to shareholders of record on December 31, 1998, was treated as a 1999 dividend distribution for federal income tax reporting purposes and, accordingly, was not included in this column of the above table.

    All of the dividends declared on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock for the pre-merger periods described above represented ordinary income for income tax purposes.

NOTE 13--STOCK INCENTIVE PLANS AND EMPLOYEE BENEFITS

    IMPACT OF MERGER--The Company's stock incentive plans were terminated effective with the merger, at which time each holder of a stock option, with the exception of the Company's directors and certain senior executives described below, elected to receive one of the following for each stock option: (1) cash equal to the difference between the market price and the exercise price of the stock option, whether vested or unvested; or (2) a number of options to purchase iStar Financial common stock on substantially the same terms, in each case giving effect to the 1.15 exchange ratio. Unvested options were exchanged for unvested iStar Financial options and resumed the same vesting schedules.

    Certain senior executives of the Company elected to receive one of the following for each stock option: (1) cash equal to the difference between the market price and the exercise price of the stock option, whether vested or unvested; or (2) a number of options to purchase iStar Financial common stock on substantially the same terms, in each case giving effect to the 1.15 exchange ratio, except that both vested and unvested stock options were exchanged for vested iStar Financial options.

    The Company's directors received a number of iStar Financial options to purchase iStar Financial common stock vested substantially the same as their options in the Company, in each case giving effect to the 1.15 exchange ratio for their options in the Company.

    Also as a result of the merger, the Company terminated its dividend equivalent rights program. The program called for immediate vesting of all dividend equivalent rights upon a change of control of 50% or more of the Company's voting common stock. Coincident with the merger, all dividend equivalent rights were vested and amounts due to employees of approximately $8.3 million were paid by the Company. Such payments were included as part of the purchase price paid by iStar Financial to acquire the Company for financial reporting purposes.

    STOCK INCENTIVE PLANS--PRE-MERGER--The Company established the 1993 Stock Incentive Plan (the "1993 Stock Plan") for the purpose of encouraging and enabling the Company's officers, employees and

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--STOCK INCENTIVE PLANS AND EMPLOYEE BENEFITS (CONTINUED) directors to acquire a proprietary interest in the Company. The 1993 Stock Plan provided for administration by the Compensation Committee (the "Committee") of the Board of Directors. A maximum of 500,000 common shares were reserved for issuance under the 1993 Stock Plan. The 1993 Stock Plan authorized: (1) the grant of stock options that qualified as incentive stock options ("ISOs") under
Section 422 of the Code; (2) the grant of stock options that do not so qualify ("Non-Qualified Options"); and (3) grants of shares contingent upon the attainment of performance goals or subject to other restrictions. Options granted under the 1993 Stock Plan vested ratably over four years for employees and after one year for non-employee directors.

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

    Also during 1997, the Company adopted the dividend equivalent rights program as part of its long-term incentive compensation plans. Dividend equivalent rights were issued to employees and directors in conjunction with options grants to purchase Company stock and vested in equal annual installments over a period of four years for employees and one year for directors. Dividend equivalent rights expired after five years or when the underlying stock option was exercised, forfeited or canceled. Payments on the dividend equivalent rights units awarded accrued and accumulated in amounts equal to the dividends declared and paid on the underlying options, and the actual payments on vested dividend equivalent rights were made in annual installments on the vesting dates. Dividend equivalent rights units were issued in tandem with all options granted to directors and officers of the Company in 1997 and employees in 1998 (with the exception of two grants in December 1998 in the aggregate amount of 130,000 options).

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--STOCK INCENTIVE PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    Changes during 1998 and 1999 (pre merger) in options outstanding for the combined plans were as follows:

                                                               NUMBER OF SHARES
                                                           -------------------------
                                                                        NON-EMPLOYEE     AVERAGE
                                                           EMPLOYEES     DIRECTORS     STRIKE PRICE
                                                           ----------   ------------   ------------
OPTIONS OUTSTANDING, DECEMBER 31, 1997...................     976,809      122,000        $28.80
  Granted, 1998..........................................     567,500       24,000        $32.89
  Exercised, 1998........................................          --      (12,000)       $28.88
  Canceled, 1998.........................................    (328,584)      (4,000)       $32.54
                                                           ----------     --------
OPTIONS OUTSTANDING, DECEMBER 31, 1998...................   1,215,725      130,000        $29.67
  Granted, 1999..........................................     277,000       16,000        $27.00
  Exercised, 1999........................................    (141,666)          --        $25.43
  Canceled, 1999.........................................  (1,351,059)    (146,000)       $29.49
                                                           ----------     --------
OPTIONS OUTSTANDING, DECEMBER 31, 1999...................          --           --        $   --
                                                           ==========     ========

    The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized for its stock-based compensation plans. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per common share would have been reduced by approximately $557,000, or $0.02 per common share, for the period from January 1, 1999 to November 3, 1999, and by approximately $618,000, or $0.03 per common share, for the year ended December 31, 1998.

    The fair value of the options granted during 1999 (pre-merger) was estimated at $2.31 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions, which are based on historical performance: dividend yield of 10.0%, volatility of 25.0%, risk free interest rate of 5.5%, actual forfeitures, and an expected life of approximately five years. The fair value of the options granted during 1998 was estimated as $2.88 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions, which are based on historical performance: dividend yield of 7.5%, volatility of 20.0%, risk-free interest rates of 4.6% to 5.5%, actual forfeitures, and an expected life of approximately five years.

    Effective January 1, 1994, the Company implemented the TriNet Corporate Realty Trust, Inc. Savings and Retirement Plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of six months of continuous services with the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf up to 50% of the first 10% of the participant's annual contribution. The Company made contributions of approximately $199,000, $210,000 and $183,000, to the 401(k) Plan for the years ended December 31, 2000, 1999 and 1998, respectively.

    Effective January 1, 2000, the 401(k) Plan was expanded to include employees of, and adopted by, iStar Financial and was renamed the iStar Financial Inc. Savings and Retirement Plan.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--EARNINGS PER SHARE

    The basic and diluted earnings per share calculations are based on the following weighted average shares outstanding during the periods indicated:

                                                                FOR THE PERIOD         FOR THE
                                                              JANUARY 1, 1999 TO     YEAR ENDED
                                                                  NOVEMBER 3,       DECEMBER 31,
                                                                     1999               1998
                                                              -------------------   -------------
                                                                        (IN THOUSANDS)
Weighted average common shares outstanding for basic
  earnings per common share.................................         24,978             24,387
Add effect of assumed shares issued under treasury stock
  method for stock options..................................              8                117
Add effect of assumed shares issued in exchange for land....             74                 --
                                                                    -------            -------
Weighted average common shares outstanding for diluted
  earnings per common share.................................         25,060             24,504
                                                                    =======            =======

    For the period January 1, 1999 to November 3, 1999 and for the year ended December 31, 1998, there were 1,357,043 and 995,303 weighted average partnership units outstanding, respectively, on an as-converted basis that were not assumed converted into common shares since they were antidilutive to earnings per share. As discussed in Note 5, 350,746 of these units were converted to shares in iStar Financial on November 22, 1999. The remaining partnership units outstanding would also be converted to iStar Financial shares if the conversion rights are exercised.

    Earnings per share is not calculated for the period November 4, 1999 through December 31, 1999 or for the year ended December 31, 2000 since all 100 shares outstanding are held entirely by iStar Financial.

NOTE 15--SHAREHOLDER'S EQUITY

    iStar Financial initiated a share repurchase program to buy back up to 5.0 million shares of its common stock. During 2000, the Company repurchased 16,000 shares of iStar Financial's common stock for $302,000, and during 1999 repurchased 2.26 million shares for $40.0 million, resulting in an average per share cost of $17.66.

    On April 29, 1998, the Company completed a public offering of 701,754 shares of common stock, priced at $33.7547 per share in an underwritten offering with Merrill Lynch & Co. Merrill Lynch deposited these common shares with the trustee of the Equity Investor Funds Cohen & Steers Realty Majors Portfolio, a unit investment trust. Net proceeds from the offering were approximately $23.7 million, before issuance costs, and were used to pay down debt and for working capital.

    On March 18, 1998, the Company completed a direct placement of 800,000 shares of common stock priced at $37.50 per share. The $30.0 million of proceeds were used to pay down debt.

    On January 30, 1998, the Company issued 47,956 common shares at $38.90 per share in conjunction with the acquisition of an asset.

    On January 8, 1998, the Company completed a follow-on equity offering of 2,405,000 shares of common stock at a price of $37.00 per share. Proceeds from this offering, net of issuance costs, were approximately $87.5 million and were used to pay down debt.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No.107"), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. The provisions of SFAS No. 107 do not require the disclosure of the fair value of non-financial instruments, including intangible assets or the Company's real estate assets under operating leases.

    In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Company as an operating business.

    SHORT-TERM FINANCIAL INSTRUMENTS--The carrying values of short-term financial instruments including cash and cash equivalents and short-term investments approximate the fair values of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities, or have an average maturity of less than 90 days and carry interest rates which approximate market.

    LOANS AND OTHER LENDING INVESTMENTS--For the Company's interests in loans and other lending investments, the fair values were estimated by discounting the future contractual cash flows (excluding participation interests in the sale or refinancing proceeds of the underlying collateral) using estimated current market rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

    OTHER FINANCIAL INSTRUMENTS--The carrying value of other financial instruments including, restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

    DEBT OBLIGATIONS--A portion of the Company's existing debt obligations bear interest at fixed margins over LIBOR. Such margins or spreads may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 2000 or 1999 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

    INTEREST RATE PROTECTION AGREEMENTS--The fair value of interest rate protection agreements such as interest rate caps, floors, collars and swaps used for hedging purposes is the estimated amount the Company would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and current creditworthiness of the respective counterparties.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The book and fair values of financial instruments as of December 31, 2000 and 1999 were (in thousands):

                                                             2000                  1999
                                                      -------------------   -------------------
                                                        BOOK       FAIR       BOOK       FAIR
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
FINANCIAL ASSETS:
  Loans and other lending investments...............  $ 90,796   $ 94,592   $ 39,244   $ 36,757
FINANCIAL LIABILITIES:
  Debt obligations..................................   668,342    666,922    691,591    690,113
  Interest rate protection agreements...............     2,420        602      3,022      4,603

NOTE 17--SUBSEQUENT EVENTS

    On March 1, 2001, the 1994 mortgage loan balance of $36.3 million was repaid in full. The original maturity date was in December 2004. In addition, subsequent to year end, the Company extended the maturity of its $350.0 million unsecured revolving credit facility to May 2002.

NOTE 18--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

                                                                                QUARTER ENDED
                                                              --------------------------------------------------
                                                              DECEMBER 31    SEPTEMBER 30   JUNE 30    MARCH 31
                                                              ------------   ------------   --------   ---------
2000:
Revenue.....................................................    $47,320        $46,275      $46,035     $44,794
Income before extraordinary item and cumulative effect......     23,053         23,023       20,091      17,668
Extraordinary loss..........................................         --           (388)          --        (317)
Cumulative effect...........................................         --             --           --          --
Net income..................................................     23,053         22,635       20,091      17,351
Net income per common share.................................        n/a            n/a          n/a         n/a

1999:
Revenue.....................................................    $43,289        $48,107      $42,566     $42,425
Income before extraordinary item and cumulative effect......      5,657         23,313       19,698      21,026
Extraordinary loss..........................................         --           (665)          --          --
Cumulative effect...........................................         --             --           --      (1,810)
Net income..................................................      5,657         22,648       19,698      19,216
Net income allocable to common shares.......................      5,657         18,729       15,778      15,297
Earnings available per common share
  Extraordinary loss per share..............................        n/a        $ (0.02)     $    --     $ (0.07)
  Earnings available per common share.......................        n/a        $  0.75      $  0.63     $  0.61
Weighted average common shares outstanding..................        n/a         25,067       24,957      24,876

EXPLANATORY NOTE:
------------------------------

(1) The summarized consolidated quarterly information for the year ended December 31, 1999 represents the combined pre- and post-merger periods.

                      TRINET CORPORATE REALTY TRUST, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
----------------------------------  ------------   --------   ------------   -------------   --------   ------------   ----------

UNISYS CENTRAL TRAINING CENTER
  1 2611 Corporate West Drive
    Lisle, IL                         $  5,805     $  6,153    $   14,993       $    --      $  6,153    $   14,993    $   21,146

REX STORES CORPORATION
  2 2875 Needmore Road
    Dayton, OH                           1,890          873         4,614            --           873         4,614         5,487

THE STANDARD REGISTER COMPANY
  3 4000 South Racine Avenue
    Chicago, IL                             --          409         2,893            --           409         2,893         3,302

RALPHS GROCERY COMPANY
  4 2652 East Long Beach Avenue
    Los Angeles, CA                         --        9,334        12,501            --         9,334        12,501        21,835

UNIVERSAL TECHNICAL INSTITUTE
  5-6 3002 North 27th Avenue
    Phoenix, AZ                             --        1,000         1,997            --         1,000         1,997         2,997

CATERAIR INTERNATIONAL
  CORPORATION
  7 50 Adrian Court
    Burlingame, CA                          --        1,219         3,470            --         1,219         3,470         4,689

  8 370 Adrian Road
    Millbrae, CA                            --          741         2,107            --           741         2,107         2,848

  9 3500 N.W. 24th Street
    Miami, FL                               --        3,048         8,676            --         3,048         8,676        11,724

  10 3630 N.W. 25th Street
    Miami, FL                               --        1,612         4,586            --         1,612         4,586         6,198

  11 4101 N.W. 25th Street
    Miami, FL                               --        1,393         3,967            --         1,393         3,967         5,360

  12 221 West 79th Street
    Bloomington, MN                         --          403         1,147            --           403         1,147         1,550


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
----------------------------------  ------------   --------   -----------
UNISYS CENTRAL TRAINING CENTER
  1 2611 Corporate West Drive
    Lisle, IL                         $   (437)      1999         40.0
REX STORES CORPORATION
  2 2875 Needmore Road
    Dayton, OH                            (135)      1999         40.0
THE STANDARD REGISTER COMPANY
  3 4000 South Racine Avenue
    Chicago, IL                            (84)      1999         40.0
RALPHS GROCERY COMPANY
  4 2652 East Long Beach Avenue
    Los Angeles, CA                       (365)      1999         40.0
UNIVERSAL TECHNICAL INSTITUTE
  5-6 3002 North 27th Avenue
    Phoenix, AZ                            (58)      1999         40.0
CATERAIR INTERNATIONAL
  CORPORATION
  7 50 Adrian Court
    Burlingame, CA                        (101)      1999         40.0
  8 370 Adrian Road
    Millbrae, CA                           (61)      1999         40.0
  9 3500 N.W. 24th Street
    Miami, FL                             (253)      1999         40.0
  10 3630 N.W. 25th Street
    Miami, FL                             (134)      1999         40.0
  11 4101 N.W. 25th Street
    Miami, FL                             (116)      1999         40.0
  12 221 West 79th Street
    Bloomington, MN                        (33)      1999         40.0

                      TRINET CORPORATE REALTY TRUST, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
----------------------------------  ------------   --------   ------------   -------------   --------   ------------   ----------

  13 1085 Bible Way
    Reno, NV                                --          248           707            --           248           707           955

  14 18850 28th Avenue, South
    Seattle, WA                             --          828         2,355            --           828         2,355         3,183

  15 2800 Collingswood Drive
    Orlando, FL                             --        1,476         4,198            --         1,476         4,198         5,674

  16 45-10 19th Avenue
    Astoria, NY                             --        1,796         5,109            --         1,796         5,109         6,905

  17 24-20 49th Street
    Astoria, NY                             --          897         2,555            --           897         2,555         3,452

  18 8401 Escort Street
    Philadelphia, PA                        --          619         1,765            --           619         1,765         2,384

SEARS LOGISTICS SERVICES
  19 4150 Lockbourne Industrial
    Parkway
    Columbus, OH                         2,390          375         7,191            --           375         7,191         7,566

NORTHERN STATES POWER COMPANY
  20 3115 Centre Point Drive
    Roseville, MN                        1,205        1,113         4,452            --         1,113         4,452         5,565

PNC MORTGAGE CORPORATION
  OF AMERICA, INC.
  21 440 North Fairway Drive
    Vernon Hills, IL                        --        1,400        12,597            --         1,400        12,597        13,997

VOLKSWAGEN OF AMERICA, INC.
  22 450 Barclay Boulevard
    Lincolnshire, IL                     2,896        3,192         7,508            --         3,192         7,508        10,700

  23 500 South Seventh Avenue
    City of Industry, CA                 2,258        5,002        11,766            --         5,002        11,766        16,768

  24 11650 Central Parkway
    Jacksonville, FL                     1,621        2,310         5,435            --         2,310         5,435         7,745

LAND O LAKES
  25 1275 Red Fox Road
    Arden Hills, MN                      1,557          719         6,541            --           719         6,541         7,260


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
----------------------------------  ------------   --------   -----------
  13 1085 Bible Way
    Reno, NV                               (21)      1999         40.0
  14 18850 28th Avenue, South
    Seattle, WA                            (69)      1999         40.0
  15 2800 Collingswood Drive
    Orlando, FL                           (122)      1999         40.0
  16 45-10 19th Avenue
    Astoria, NY                           (149)      1999         40.0
  17 24-20 49th Street
    Astoria, NY                            (75)      1999         40.0
  18 8401 Escort Street
    Philadelphia, PA                       (51)      1999         40.0
SEARS LOGISTICS SERVICES
  19 4150 Lockbourne Industrial
    Parkway
    Columbus, OH                          (210)      1999         40.0
NORTHERN STATES POWER COMPANY
  20 3115 Centre Point Drive
    Roseville, MN                         (130)      1999         40.0
PNC MORTGAGE CORPORATION
  OF AMERICA, INC.
  21 440 North Fairway Drive
    Vernon Hills, IL                      (367)      1999         40.0
VOLKSWAGEN OF AMERICA, INC.
  22 450 Barclay Boulevard
    Lincolnshire, IL                      (219)      1999         40.0
  23 500 South Seventh Avenue
    City of Industry, CA                  (343)      1999         40.0
  24 11650 Central Parkway
    Jacksonville, FL                      (159)      1999         40.0
LAND O LAKES
  25 1275 Red Fox Road
    Arden Hills, MN                       (191)      1999         40.0

                      TRINET CORPORATE REALTY TRUST, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
----------------------------------  ------------   --------   ------------   -------------   --------   ------------   ----------

MICROSOFT CORPORATION
  26 1321 Greenway
    Irving, TX                           1,248        1,804         5,815           131         1,804         5,946         7,750

UNIVERSAL CARD SERVICES
  27 7595 Oak Grove Plaza
    Jacksonville, FL                     2,040        1,384         3,911            --         1,384         3,911         5,295

VACANT
  28 7585 Oak Grove Plaza
    Jacksonville, FL                     1,055          877         2,237            39           877         2,276         3,153

UNISON INDUSTRIES, L.P.
  29 7575 Oak Grove Plaza
    Jacksonville, FL                     3,465        2,366         6,072            --         2,366         6,072         8,438

NIKE DISTRIBUTION WAREHOUSE
  30 8400 Winchester Road
    Memphis, TN                          5,316        1,486        23,279            --         1,486        23,279        24,765

CIRRUS LOGIC, INC.
  31 46702 Bayside Parkway
    Fremont, CA                          1,046          654         4,591            --           654         4,591         5,245

  32 46831 Lakeview Blvd.
    Fremont, CA                             --        1,086         7,964            --         1,086         7,964         9,050

UNIFIED WESTERN GROCERS
  33 5200 Sheila Street
    Commerce, CA                         2,504        3,454        12,915            --         3,454        12,915        16,369

FIRST HEALTH STRATEGIES, INC.
  34-37 Decker Lake Lane Center
    Salt Lake City, UT                      --        1,179        12,861            --         1,179        12,861        14,040

TRW SPACE AND ELECTRONICS GROUP
  38 3701 Doolittle Drive
    Redondo Beach, CA                       --        2,598         9,212            --         2,598         9,212        11,810

DUNHAM'S ATHLEISURE CORPORATION
  39 2201 E. Loew Road
    Marion, IN                              --          131         4,254            --           131         4,254         4,385


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
----------------------------------  ------------   --------   -----------
MICROSOFT CORPORATION
  26 1321 Greenway
    Irving, TX                            (171)      1999         40.0
UNIVERSAL CARD SERVICES
  27 7595 Oak Grove Plaza
    Jacksonville, FL                      (113)      1999         40.0
VACANT
  28 7585 Oak Grove Plaza
    Jacksonville, FL                       (66)      1999         40.0
UNISON INDUSTRIES, L.P.
  29 7575 Oak Grove Plaza
    Jacksonville, FL                      (177)      1999         40.0
NIKE DISTRIBUTION WAREHOUSE
  30 8400 Winchester Road
    Memphis, TN                           (679)      1999         40.0
CIRRUS LOGIC, INC.
  31 46702 Bayside Parkway
    Fremont, CA                           (134)      1999         40.0
  32 46831 Lakeview Blvd.
    Fremont, CA                           (232)      1999         40.0
UNIFIED WESTERN GROCERS
  33 5200 Sheila Street
    Commerce, CA                          (377)      1999         40.0
FIRST HEALTH STRATEGIES, INC.
  34-37 Decker Lake Lane Center
    Salt Lake City, UT                    (375)      1999         40.0
TRW SPACE AND ELECTRONICS GROUP
  38 3701 Doolittle Drive
    Redondo Beach, CA                     (269)      1999         40.0
DUNHAM'S ATHLEISURE CORPORATION
  39 2201 E. Loew Road
    Marion, IN                            (124)      1999         40.0

                      TRINET CORPORATE REALTY TRUST, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
----------------------------------  ------------   --------   ------------   -------------   --------   ------------   ----------

ACOSTA SALES & MARKETING CO.
  40 6300 Dumbarton Circle
    Fremont, CA                             --          880         4,846            --           880         4,846         5,726

INTERNATIONAL FOOD SOLUTION
  41 5015 South Water Circle
    Wichita, KS                             --          213         3,189            --           213         3,189         3,402

TECH DATA CORPORATION
  42 3900 William Richardson Drive
    South Bend, IN                          --          140         4,640            --           140         4,640         4,780

PRIMERICA LIFE INSURANCE
  COMPANY
  43-44 3120 Breckinridge
    Boulevard
    Duluth, GA                              --        1,655        14,484            38         1,655        14,522        16,177

LUCENT TECHNOLOGIES
  45 Capstone Building
    Aurora, CO                              --          453         3,060            49           453         3,109         3,562

KOCH MEMBRANE SYSTEMS
  46 10054 Old Grove Road
    San Diego, CA                           --        1,530         3,060            --         1,530         3,060         4,590

NISSAN MOTOR ACCEPTANCE
  CORPORATION
  47 2901 Kinwest Parkway
    Irving, TX                              --        1,363        10,628            --         1,363        10,628        11,991

LEVER BROTHERS COMPANY
  48 3501 E. Terra Drive
    O'Fallon, MO                            --        1,388        12,700            --         1,388        12,700        14,088

FEDERAL EXPRESS CORPORATION
  49-51 NonConnah Corporate Center
    Memphis, TN                             --        2,702        25,129            --         2,702        25,129        27,831

VACANT
  52 500 Airline Drive
    Coppell, TX                             --        1,664        12,471            33         1,664        12,504        14,168


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
----------------------------------  ------------   --------   -----------
ACOSTA SALES & MARKETING CO.
  40 6300 Dumbarton Circle
    Fremont, CA                           (141)      1999         40.0
INTERNATIONAL FOOD SOLUTION
  41 5015 South Water Circle
    Wichita, KS                            (93)      1999         40.0
TECH DATA CORPORATION
  42 3900 William Richardson Drive
    South Bend, IN                        (135)      1999         40.0
PRIMERICA LIFE INSURANCE
  COMPANY
  43-44 3120 Breckinridge
    Boulevard
    Duluth, GA                            (424)      1999         40.0
LUCENT TECHNOLOGIES
  45 Capstone Building
    Aurora, CO                             (91)      1999         40.0
KOCH MEMBRANE SYSTEMS
  46 10054 Old Grove Road
    San Diego, CA                          (89)      1999         40.0
NISSAN MOTOR ACCEPTANCE
  CORPORATION
  47 2901 Kinwest Parkway
    Irving, TX                            (310)      1999         40.0
LEVER BROTHERS COMPANY
  48 3501 E. Terra Drive
    O'Fallon, MO                          (370)      1999         40.0
FEDERAL EXPRESS CORPORATION
  49-51 NonConnah Corporate Center
    Memphis, TN                           (733)      1999         40.0
VACANT
  52 500 Airline Drive
    Coppell, TX                           (364)      1999         40.0

                      TRINET CORPORATE REALTY TRUST, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
----------------------------------  ------------   --------   ------------   -------------   --------   ------------   ----------

FRESENIUS USA, INC.
  53 2637 Shadelands Drive
    Walnut Creek, CA                        --          808         8,306            --           808         8,306         9,114

TERADYNE, INC.
  54 2625 Shadelands Drive
    Walnut Creek, CA                        --          571         5,874            --           571         5,874         6,445

LAM RESEARCH CORPORATION
  55 1210 California Circle
    Milpitas, CA                            --        4,095         8,323            --         4,095         8,323        12,418

BLUE CROSS & BLUE SHIELD
  UNITED OF WISCONSIN
  56 401 West Michigan Street
    Milwaukee, WI                           --        1,875        13,914            --         1,875        13,914        15,789

NORTHERN TELECOM INC.
  57 2021 Lakeside Boulevard
    Richardson, TX                          --        1,230         5,660             8         1,230         5,668         6,898

adidas AMERICA, INC.
  58 5675 North Blackstock Road
    Spartanburg, SC                         --          943        16,836            --           943        16,836        17,779

GLOBAL CROSSING
  59 12110 North Pecos Street
    Westminster, CO                         --          307         3,524            --           307         3,524         3,831

RATIONAL SOFTWARE
  60 18880 Homestead Road
    Cupertino, CA                           --        7,994        19,037            --         7,994        19,037        27,031

GALILEO INTERNATIONAL PARTNERSHIP
  61 6901 S. Havana Street
    Englewood, CO                           --        2,967        15,008            --         2,967        15,008        17,975


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
----------------------------------  ------------   --------   -----------
FRESENIUS USA, INC.
  53 2637 Shadelands Drive
    Walnut Creek, CA                      (242)      1999         40.0
TERADYNE, INC.
  54 2625 Shadelands Drive
    Walnut Creek, CA                      (171)      1999         40.0
LAM RESEARCH CORPORATION
  55 1210 California Circle
    Milpitas, CA                          (243)      1999         40.0
BLUE CROSS & BLUE SHIELD
  UNITED OF WISCONSIN
  56 401 West Michigan Street
    Milwaukee, WI                         (406)      1999         40.0
NORTHERN TELECOM INC.
  57 2021 Lakeside Boulevard
    Richardson, TX                        (165)      1999         40.0
adidas AMERICA, INC.
  58 5675 North Blackstock Road
    Spartanburg, SC                       (491)      1999         40.0
GLOBAL CROSSING
  59 12110 North Pecos Street
    Westminster, CO                       (103)      1999         40.0
RATIONAL SOFTWARE
  60 18880 Homestead Road
    Cupertino, CA                         (555)      1999         40.0
GALILEO INTERNATIONAL PARTNERSHIP
  61 6901 S. Havana Street
    Englewood, CO                         (438)      1999         40.0

                      TRINET CORPORATE REALTY TRUST, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
----------------------------------  ------------   --------   ------------   -------------   --------   ------------   ----------

AVAYA INC.
  62 6162 S. Willow Drive
    Englewood, CO                           --        1,757        16,930             5         1,757        16,935        18,692

INTERNATIONAL BUSINESS MACHINES
  CORP.
  63 13800 Diplomat Drive
    Farmers Branch, TX                      --        1,314         8,903            --         1,314         8,903        10,217

RIVEREDGE SUMMIT
  64 1500-1600 RiverEdge Parkway
    Atlanta, GA                             --        5,709        49,091         3,657         5,709        52,748        58,457

NORTHERN TELECOM INC.
  65 Cardinal Commerce Center
    Richardson, TX                          --          858         8,556            --           858         8,556         9,414

CANYON CORPORATE CENTER
  66 5515 East La Palma Avenue
    Anaheim, CA                             --        3,512        13,379            46         3,512        13,425        16,937

  67 5601 East La Palma Avenue
    Anaheim, CA                             --        2,227         8,519            --         2,227         8,519        10,746

  68 5605 East La Palma Avenue
    Anaheim, CA                             --          622         2,346           155           622         2,501         3,123

SUNBELT BEVERAGE CORP.
  69 7621 Energy Parkway
    Baltimore, MD                           --        1,535         9,324             4         1,535         9,328        10,863

GLOBAL CROSSING
  70 1499 West 121st. Street
    Westminister, CO                        --          616         7,291            --           616         7,291         7,907

CHARLESTON PLACE
  71 1545 Charleston Road
    Mountain View, CA                       --        5,798        12,720            --         5,798        12,720        18,518

  72 1565-1585 Charleston Road
    Mountain View, CA                       --       12,834        28,158            --        12,834        28,158        40,992

BAY STATE GAS
  73 300 Friberg Parkway
    Westborough, MA                         --        1,651        10,758            --         1,651        10,758        12,409


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
----------------------------------  ------------   --------   -----------
AVAYA INC.
  62 6162 S. Willow Drive
    Englewood, CO                         (494)      1999        40.0
INTERNATIONAL BUSINESS MACHINES
  CORP.
  63 13800 Diplomat Drive
    Farmers Branch, TX                    (260)      1999        40.0
RIVEREDGE SUMMIT
  64 1500-1600 RiverEdge Parkway
    Atlanta, GA                         (1,516)      1999        40.0
NORTHERN TELECOM INC.
  65 Cardinal Commerce Center
    Richardson, TX                        (250)      1999        40.0
CANYON CORPORATE CENTER
  66 5515 East La Palma Avenue
    Anaheim, CA                           (392)      1999        40.0
  67 5601 East La Palma Avenue
    Anaheim, CA                           (248)      1999        40.0
  68 5605 East La Palma Avenue
    Anaheim, CA                            (69)      1999        40.0
SUNBELT BEVERAGE CORP.
  69 7621 Energy Parkway
    Baltimore, MD                         (272)      1999        40.0
GLOBAL CROSSING
  70 1499 West 121st. Street
    Westminister, CO                      (213)      1999        40.0
CHARLESTON PLACE
  71 1545 Charleston Road
    Mountain View, CA                     (371)      1999        40.0
  72 1565-1585 Charleston Road
    Mountain View, CA                     (821)      1999        40.0
BAY STATE GAS
  73 300 Friberg Parkway
    Westborough, MA                       (314)      1999        40.0

                      TRINET CORPORATE REALTY TRUST, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
----------------------------------  ------------   --------   ------------   -------------   --------   ------------   ----------

WARNER CROSSING
  74 1120 West Warner Road
    Tempe, AZ                               --          701         4,339            --           701         4,339         5,040

  75 1130 West Warner Road
    Tempe, AZ                               --        1,033         6,652            --         1,033         6,652         7,685

  76 1140 West Warner Road
    Tempe, AZ                               --        1,033         6,652            --         1,033         6,652         7,685

  77 8440 South Hardy Drive
    Tempe, AZ                               --        1,033         6,652            --         1,033         6,652         7,685

  78 8320 South Hardy Drive
    Tempe, AZ                               --        1,512         9,732            --         1,512         9,732        11,244

GATEWAY LAKES
  79 1551 102nd Avenue
    St. Petersburg, FL                      --          722         3,061            --           722         3,061         3,783

  80 1527 102nd Avenue
    St. Petersburg, FL                      --          634         2,685             8           634         2,693         3,327

EDENVALE BUSINESS PARK
  81 5853-5863 Rue Ferrari Drive
    San Jose, CA                            --        9,677        23,288            --         9,677        23,288        32,965

ELECTRONIC DATA SYSTEMS CORP.
  82 105 West Bethany Drive
    Allen, TX                               --        1,238         9,224            --         1,238         9,224        10,462

COMPUTER SCIENCES CORP
  83 7700-7720 Hubble Drive
    Lanham, MD                              --        2,486        12,047           164         2,486        12,211        14,697

POLYCOM, INC.
  84 1565 Barber Lane
    Milpitas, CA                            --        4,880        12,367         1,498         4,880        13,865        18,745


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
----------------------------------  ------------   --------   -----------
WARNER CROSSING
  74 1120 West Warner Road
    Tempe, AZ                             (127)      1999         40.0
  75 1130 West Warner Road
    Tempe, AZ                             (194)      1999         40.0
  76 1140 West Warner Road
    Tempe, AZ                             (194)      1999         40.0
  77 8440 South Hardy Drive
    Tempe, AZ                             (194)      1999         40.0
  78 8320 South Hardy Drive
    Tempe, AZ                             (284)      1999         40.0
GATEWAY LAKES
  79 1551 102nd Avenue
    St. Petersburg, FL                     (89)      1999         40.0
  80 1527 102nd Avenue
    St. Petersburg, FL                     (78)      1999         40.0
EDENVALE BUSINESS PARK
  81 5853-5863 Rue Ferrari Drive
    San Jose, CA                          (679)      1999         40.0
ELECTRONIC DATA SYSTEMS CORP.
  82 105 West Bethany Drive
    Allen, TX                             (269)      1999         40.0
COMPUTER SCIENCES CORP
  83 7700-7720 Hubble Drive
    Lanham, MD                            (355)      1999         40.0
POLYCOM, INC.
  84 1565 Barber Lane
    Milpitas, CA                          (506)      1999         40.0

                      TRINET CORPORATE REALTY TRUST, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
----------------------------------  ------------   --------   ------------   -------------   --------   ------------   ----------

ALLIANCE DATA SYSTEMS
  85 17201 Waterview Parkway
    Dallas, TX                              --        1,918         4,632            --         1,918         4,632         6,550

HEWLETT PACKARD
  86 3000 Waterview Parkway
    Richardson, TX                          --        2,932        31,235            --         2,932        31,235        34,167

MULTILINK
  87 Six Riverside Drive
    Andover, MA                             --          639         7,176            --           639         7,176         7,815

WELLPOINT HEALTH NETWORK, INC.
  88-89 2000 Corporate Center
    Drive
    Newbury Park, CA                        --        4,563        24,911            --         4,563        24,911        29,474

TRINET PROPERTY PARTNERS, L.P.
  90 1022 Hingham Street
    Rockland, MA                            --        2,010        11,761            18         2,010        11,779        13,789

  91 65 Dan Road
    Canton, MA                              --          742         3,155            86           742         3,241         3,983

  92 One Longwater Circle
    Norwell, MA                             --        1,140         1,658            33         1,140         1,691         2,831

  93 100 Longwater Circle
    Norwell, MA                             --          973         3,805            12           973         3,817         4,790

  94 101 Philip Drive
    Norwell, MA                          2,232          506         2,277            11           506         2,288         2,794

  95 30 Dan Road
    Canton, MA                              --        1,409         3,890            42         1,409         3,932         5,341

  96 85 Dan Road
    Canton, MA                              --        1,077         2,746            67         1,077         2,813         3,890

  97 300 Foxborough Boulevard
    Foxborough, MA                       3,191        1,218         3,756            --         1,218         3,756         4,974

  98 105 Forbes Boulevard
    Mansfield, MA                        1,005          584         1,443            --           584         1,443         2,027

  99 60 Columbian Street
    Braintree, MA                           --        2,225         7,403             9         2,225         7,412         9,637

  100 76 Pacella Park Drive
    Randolph, MA                         2,754          615         3,471            --           615         3,471         4,086


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
----------------------------------  ------------   --------   -----------
ALLIANCE DATA SYSTEMS
  85 17201 Waterview Parkway
    Dallas, TX                            (135)      1999        40.0
HEWLETT PACKARD
  86 3000 Waterview Parkway
    Richardson, TX                        (911)      1999        40.0
MULTILINK
  87 Six Riverside Drive
    Andover, MA                           (209)      1999        40.0
WELLPOINT HEALTH NETWORK, INC.
  88-89 2000 Corporate Center
    Drive
    Newbury Park, CA                      (727)      1999        40.0
TRINET PROPERTY PARTNERS, L.P.
  90 1022 Hingham Street
    Rockland, MA                          (343)      1999        40.0
  91 65 Dan Road
    Canton, MA                             (92)      1999        40.0
  92 One Longwater Circle
    Norwell, MA                            (49)      1999        40.0
  93 100 Longwater Circle
    Norwell, MA                           (111)      1999        40.0
  94 101 Philip Drive
    Norwell, MA                            (67)      1999        40.0
  95 30 Dan Road
    Canton, MA                            (113)      1999        40.0
  96 85 Dan Road
    Canton, MA                             (80)      1999        40.0
  97 300 Foxborough Boulevard
    Foxborough, MA                        (109)      1999        40.0
  98 105 Forbes Boulevard
    Mansfield, MA                          (42)      1999        40.0
  99 60 Columbian Street
    Braintree, MA                         (216)      1999        40.0
  100 76 Pacella Park Drive
    Randolph, MA                          (101)      1999        40.0

                      TRINET CORPORATE REALTY TRUST, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
----------------------------------  ------------   --------   ------------   -------------   --------   ------------   ----------

  101 260 Kenneth W. Welch Drive
    Lakeville, MA                           --        1,012         4,048            --         1,012         4,048         5,060

  102 700 Longwater Drive
    Norwell, MA                             --        1,357         5,429            --         1,357         5,429         6,786

  103 3000 Longwater Drive
    Norwell, MA                          2,004        1,155         1,651           300         1,155         1,951         3,106

ICG HOLDINGS, INC.
  104 161 Inverness Drive West
    Englewood, CO                           --        8,572        27,428            --         8,572        27,428        36,000

CONCORD FARMS
  105 Three Concord Farms
    Concord, MA                             --        1,024         4,367           502         1,024         4,869         5,893

  106 Four Concord Farms
    Concord, MA                             --        1,852        10,839            64         1,852        10,903        12,755

  107 Five Concord Farms
    Concord, MA                             --        2,206        11,715           108         2,206        11,823        14,029

  108 Six Concord Farms
    Concord, MA                             --        1,834        10,483            64         1,834        10,547        12,381

  Two Concord Farms--Under
    development
    Concord, MA                             --        1,656            --           297         1,656           297         1,953

  Seven Concord Farms--Land
    Concord, MA                             --        1,266            --             7         1,266             7         1,273

ARBELLA CAPITAL CORP.
  109 1100 Crown Colony Drive
    Quincy, MA                          12,989        3,562        23,420           237         3,562        23,657        27,219

MAST INDUSTRIES
  110 100 Old River Road
    Andover, MA                             --        1,787         8,486            --         1,787         8,486        10,273

HAEMONETICS CORP.
  111 355 Wood Road
    Braintree, MA                           --          792         4,929            43           792         4,972         5,764

NOKIA
  112 6000 Connection Drive
    Irving, TX                              --        6,083        42,016            --         6,083        42,016        48,099


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
----------------------------------  ------------   --------   -----------
  101 260 Kenneth W. Welch Drive
    Lakeville, MA                         (118)      1999        40.0
  102 700 Longwater Drive
    Norwell, MA                           (158)      1999        40.0
  103 3000 Longwater Drive
    Norwell, MA                            (48)      1999        40.0
ICG HOLDINGS, INC.
  104 161 Inverness Drive West
    Englewood, CO                         (800)      1999        40.0
CONCORD FARMS
  105 Three Concord Farms
    Concord, MA                           (132)      1999        40.0
  106 Four Concord Farms
    Concord, MA                           (317)      1999        40.0
  107 Five Concord Farms
    Concord, MA                           (344)      1999        40.0
  108 Six Concord Farms
    Concord, MA                           (308)      1999        40.0
  Two Concord Farms--Under
    development
    Concord, MA                                      1999
  Seven Concord Farms--Land
    Concord, MA                                      1999
ARBELLA CAPITAL CORP.
  109 1100 Crown Colony Drive
    Quincy, MA                            (683)      1999        40.0
MAST INDUSTRIES
  110 100 Old River Road
    Andover, MA                           (248)      1999        40.0
HAEMONETICS CORP.
  111 355 Wood Road
    Braintree, MA                         (145)      1999        40.0
NOKIA
  112 6000 Connection Drive
    Irving, TX                          (1,225)      1999        40.0

                      TRINET CORPORATE REALTY TRUST, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
----------------------------------  ------------   --------   ------------   -------------   --------   ------------   ----------

ANDERSEN CONSULTING
  113 1661 Page Mill Road
    Palo Alto, CA                           --           --        19,168            --            --        19,168        19,168

WINDWARD FOREST
  114 960 Northpoint Parkway
    Alpharetta, GA                          --          905         6,744            --           905         6,744         7,649

THE MITRE CORPORATION
  115 11493 Sunset Hills Road
    Fairfax, VA                             --        4,436        22,362            52         4,436        22,414        26,850

VERIZON SELECTED SERVICES, INC.
  116 Sierra I at Los Colinas
    Irving, TX                              --        3,363        21,376            --         3,363        21,376        24,739

POYDRAS PLAZA
  117 Entergy Building
    New Orleans, LA                     77,860        1,427        24,252           603         1,427        24,855        26,282

  118 Mobil Building
    New Orleans, LA                         --        1,664        16,653         1,149         1,664        17,802        19,466

  119 Parking Garage
    New Orleans, LA                         --        4,239         6,462             5         4,239         6,467        10,706

ALCATEL
  120 Campbell Commoms                      --        1,233        15,160            --         1,233        15,160        16,393

EQUINIX
  121 Great Oaks--Land
    San Jose, CA                            --       82,220            --            --        82,220            --        82,220

FEDERAL EXPRESS--Under development
  3201 Columbia Road
    Richfield, OH                           --        2,327            --         4,724         2,327         4,724         7,051

LEXMARK
  122 1510 East 4th Street
    Seymour, IN                             --          550        22,239            --           550        22,239        22,789
                                      --------     --------    ----------       -------      --------    ----------    ----------

  Total real estate subject to
    operating leases                  $138,331     $318,412    $1,112,150       $14,268      $318,412    $1,126,418    $1,444,830
                                      ========     ========    ==========       =======      ========    ==========    ==========


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
----------------------------------  ------------   --------   -----------
ANDERSEN CONSULTING
  113 1661 Page Mill Road
    Palo Alto, CA                         (559)      1999         40.0
WINDWARD FOREST
  114 960 Northpoint Parkway
    Alpharetta, GA                        (197)      1999         40.0
THE MITRE CORPORATION
  115 11493 Sunset Hills Road
    Fairfax, VA                           (654)      1999         40.0
VERIZON SELECTED SERVICES, INC.
  116 Sierra I at Los Colinas
    Irving, TX                            (623)      1999         40.0
POYDRAS PLAZA
  117 Entergy Building
    New Orleans, LA                       (703)      1999         40.0
  118 Mobil Building
    New Orleans, LA                       (499)      1999         40.0
  119 Parking Garage
    New Orleans, LA                       (181)      1999         40.0
ALCATEL
  120 Campbell Commoms                    (158)      1999         40.0
EQUINIX
  121 Great Oaks--Land
    San Jose, CA                            --       2000
FEDERAL EXPRESS--Under development
  3201 Columbia Road
    Richfield, OH                           --       2000
LEXMARK
  122 1510 East 4th Street
    Seymour, IN                             (6)      2000         40.0
                                      --------       ----
  Total real estate subject to
    operating leases                  $(31,764)
                                      ========

                      TRINET CORPORATE REALTY TRUST, INC.
                             NOTES TO SCHEDULE III
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

1.  RECONCILIATION OF REAL ESTATE SUBJECT TO OPERATING LEASES:

    The following table reconciles Real Estate from January 1, 1998 to December 31, 2000:

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Balance at January 1.....................................  $1,474,809   $1,353,326   $1,158,295
Additions................................................     137,995       40,296      256,331
Dispositions.............................................    (146,715)     (59,129)     (55,638)
Provision for asset held for sale........................          --           --       (5,662)
Provision for asset impairment...........................          --       (3,400)          --
Impact of purchase accounting adjustments................     (21,259)     143,716           --
                                                           ----------   ----------   ----------
Balance at December 31...................................  $1,444,830   $1,474,809   $1,353,326
                                                           ==========   ==========   ==========

2.  RECONCILIATION OF ACCUMULATED DEPRECIATION:

    The following table reconciles Accumulated Depreciation from January 1, 1998 to December 31, 2000:

                                                                2000       1999       1998
                                                              --------   --------   --------
Balance at January 1........................................  $ (5,111)  $(71,950)  $(54,152)
Additions...................................................   (28,277)   (29,004)   (27,628)
Dispositions................................................     1,624      4,007      9,830
Impact of purchase accounting adjustments...................        --     91,836         --
                                                              --------   --------   --------
Balance at December 31......................................  $(31,764)  $ (5,111)  $(71,950)
                                                              ========   ========   ========

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a) and (d) Financial Statements and Schedules--See Index to Financial Statements and Schedules included in Item 8.

        (b) Reports on Form 8-K

           None.

        (c) Exhibits--see index on following page.

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Amended and Restated Charter.

         3.2            Amended and Restated Bylaws.

                        Definitive Indenture, dated as of May 22, 1996.
                        (Incorporated by reference to Exhibit 4.2 to the Current
                        Report on Form 8-K, dated June 14, 1996, of TriNet Corporate
                        Realty Trust, Inc.)
         4.1

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

                        Definitive Supplemental Indenture No. 2, dated as of
                        July 14, 1997, relating to the 7.70% Notes due 2017 and
                        including the form of the 7.70% Notes due 2006.
                        (Incorporated by reference to Exhibit 4.2 to the Current
                        Report on Form 8-K, dated July 9, 1997, of TriNet Corporate
                        Realty Trust, Inc.)
         4.3

                        Remarketing Agreement, dated February 27, 1998 (Incorporated by reference to Exhibit 1.2 to the Current Report on
                        Form 8-K, dated March 4, 1998, of TriNet Corporate Realty
                        Trust, Inc.)
         4.4

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

                        Loan Agreement dated December 6, 1994, by and among Nomura
                        Asset Capital Corporation, Pacific Mutual Life Insurance
                        Company and TriNet Essential Facilities XII, Inc.
                        (Incorporated by reference to Exhibit 10.1 to the
                        Registration Statement on Form S-3 of TriNet Corporate
                        Realty Trust, Inc., Registration No. 33-87256.)
        10.1

                        Interest Rate Protection Agreement dated May 21, 1993,
                        between certain of the Company's subsidiaries and UBS
                        Securities (Swaps), Inc. (Incorporated by reference to
                        Exhibit 10.32 to the Registration Statement on Form S-11 of
                        TriNet Corporate Realty Trust, Inc., Registration
                        No. 33-74284.)
        10.2

                        Interest Rate Protection Agreement dated December 6, 1994, between TriNet Essential Facilities XII, Inc. and Morgan
                        Guaranty Trust Company of New York. (Incorporated by
                        reference to Exhibit 4.6 to the 1997 Annual Report on
                        Form 10-K, dated March 30, 1998, of TriNet Corporate Realty
                        Trust, Inc.)
        10.3

                        Amended and Restated Agreement of Limited Partnership
                        between TriNet Corporate Realty Trust, Inc. and the
                        O'Donnell Revocable Trust, the Donald S. Grant Revocable
                        Trust and John W. Hopkins, dated June 26, 1996.
                        (Incorporated by reference to Exhibit 10.1 of Form 8-K of
                        TriNet Corporate Realty Trust, Inc., and dated July 3, 1996, filed with the Securities and Exchange Commission on
                        July 17, 1996 and as amended by Form 8-K/A of TriNet
                        Corporate Realty Trust, Inc., dated July 3, 1996, filed with the Securities and Exchange Commission on August 7, 1996.)
        10.4

                        Agreement of Limited Partnership of TriNet Property
                        Partners, L.P. (Incorporated by reference to Exhibit 4.6 to the 1997 Annual Report on Form 10-K, dated March 30, 1998, of TriNet Corporate Realty Trust, Inc.)
        10.5

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
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

                        Registration Rights Agreement dated March 16, 1998 between
                        TriNet Corporate Realty Trust, Inc. and Whitehall Street
                        Real Estate Limited Partnership IX. (Incorporated by
                        reference to Exhibit 4.3 to Form S-3 dated March 21, 2000 of
                        iStar Financial Inc.)
        10.7

                        Third Amended and Restated Revolving Credit Agreement among
                        TriNet Corporate Realty Trust, Inc., as borrower, the banks listed therein, Morgan Guaranty Trust Company of New York, as lead agent and arranger, and certain banks named as
                        co-agents, dated as of June 1, 1998. (Incorporated by
                        reference to Exhibit 10.1 of Form 8-K, dated June 19, 1998, of TriNet Corporate Realty Trust, Inc.)
        10.8

                        First Amendment to Revolving Credit Agreement among TriNet
                        Corporate Realty Trust, Inc., as borrower, Morgan Guaranty
                        Trust Company of New York, as administrative agent, Bank of
                        America N.A. and certain banks dated November 5, 1999.
        10.9

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15 OF THE SECURITIES AND EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

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

                                                       TriNet Corporate Realty Trust, Inc.

                                                       REGISTRANT

Date: March 30, 2001                                   /s/ JAY SUGARMAN
                                                       ---------------------------------------------
                                                       CHAIRMAN OF THE BOARD DIRECTORS,
                                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2001                                   /s/ JAY SUGARMAN
                                                       ---------------------------------------------
                                                       CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ SPENCER B. HABER
                                                       ---------------------------------------------
                                                       CHIEF FINANCIAL OFFICER, SECRETARY AND
                                                       DIRECTOR
                                                       (EXECUTIVE VICE PRESIDENT--FINANCE)

Date: March 30, 2001                                   /s/ WILLIS ANDERSEN, JR.
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ BETSY Z. COHEN
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ JEFFREY G. DISHNER
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ JONATHAN D. EILIAN
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ MADISON F. GROSE
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ ROBERT W. HOLMAN, JR.
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ ROBIN JOSEPHS
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ MERRICK R. KLEEMAN
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ WILLIAM M. MATTHES
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ JOHN G. MCDONALD
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ MICHAEL G. MEDZIGIAN
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ STEPHEN B. ORESMAN
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ GEORGE R. PUSKAR
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ BARRY S. STERNLICHT
                                                       ---------------------------------------------
                                                       DIRECTOR

Date: March 30, 2001                                   /s/ KNEELAND C. YOUNGBLOOD
                                                       ---------------------------------------------
                                                       DIRECTOR