Form 10-Q
period 2001-03-31
TRINET CORPORATE REALTY TRUST INC
filed 2001-05-15
CIK 899162

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD ______________ TO ______________

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

    Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 11, 2001, there were 100 shares of Common Stock outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                               INDEX TO FORM 10-Q

                                                                              PAGE
                                                                            --------
PART I.       Consolidated Financial Information..........................      3

Item 1.       Financial Statements:

              Consolidated Balance Sheets at March 31, 2001 and December
                31, 2000..................................................      3

              Consolidated Statements of Operations--For the three months
                ended March 31, 2001 and 2000.............................      4

              Consolidated Statement of Changes in Shareholder's
                Equity--For the three months ended March 31, 2001.........      5

              Consolidated Statements of Cash Flows--For the three months
                ended March 31, 2001 and 2000.............................      6

              Notes to Consolidated Financial Statements..................      7

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     15

PART II.      Other Information...........................................     17

Item 1.       Legal Proceedings...........................................     17

Item 2.       Changes in Securities and Use of Proceeds...................     17

Item 3.       Defaults Upon Senior Securities.............................     17

Item 4.       Submission of Matters to a Vote of Security Holders.........     17

Item 5.       Other Information...........................................     17

Item 6.       Exhibits and Reports on Form 8-K............................     17

SIGNATURES................................................................     18

PART I--CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                        ASSETS
Real estate subject to operating leases, net................  $1,455,376    $1,486,049
Loans and other lending investments, net....................          --        90,796
Cash and cash equivalents...................................      19,562        11,541
Restricted cash.............................................          96         7,032
Deferred operating lease income receivable..................      12,812        10,235
Deferred expenses and other assets..........................      22,898        18,527
                                                              ----------    ----------
  Total assets..............................................  $1,510,744    $1,624,180
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   43,647    $   40,647
Debt obligations............................................     545,054       668,342
                                                              ----------    ----------
  Total liabilities.........................................     588,701       708,989
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
Minority interest in consolidated entities..................       2,565         2,565

Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized:
  100 shares issued and outstanding at March 31, 2001
  and December 31, 2000.....................................          --            --
Additional paid in capital..................................     890,271       890,271
Retained earnings...........................................      72,771        62,651
Accumulated other comprehensive income (losses) (See
  Note 3)...................................................      (3,268)           --
Common stock of iStar Financial (parent) held in treasury
  (at cost).................................................     (40,296)      (40,296)
                                                              ----------    ----------
  Total shareholder's equity................................     919,478       912,626
                                                              ----------    ----------
  Total liabilities and shareholder's equity................  $1,510,744    $1,624,180
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                    FOR THE
                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
REVENUE:
  Operating lease income....................................  $45,761    $42,550
  Interest income...........................................    1,052      2,095
  Other income..............................................      244        149
                                                              -------    -------
    Total revenue...........................................   47,057     44,794
                                                              -------    -------
COSTS AND EXPENSES:
  Interest expense..........................................   12,481     13,811
  Operating costs-corporate tenant lease assets.............    3,236      3,325
  Depreciation and amortization.............................    7,391      7,623
  General and administrative................................    2,402      2,859
                                                              -------    -------
    Total costs and expenses................................   25,510     27,618
                                                              -------    -------
Net income before minority interest, gain on sale of
  corporate tenant lease assets, extraordinary loss and
  cumulative effect of change in accounting principle.......   21,547     17,176
Minority interest in consolidated entities..................      (41)       (41)
Gain on sale of corporate tenant lease assets...............      555        533
                                                              -------    -------
Net income before extraordinary loss and cumulative effect
  of change in accounting principle.........................   22,061     17,668
Extraordinary loss on early extinguishment of debt..........   (1,037)      (317)
Cumulative effect of change in accounting principle (See
  Note 3)...................................................     (269)        --
                                                              -------    -------
Net income..................................................  $20,755    $17,351
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                   ACCUMULATED
                                          ADDITIONAL                  OTHER
                                           PAID-IN     RETAINED   COMPREHENSIVE   TREASURY    TOTAL
                                           CAPITAL     EARNINGS      INCOME        STOCK      EQUITY
                                          ----------   --------   -------------   --------   --------
Balance at December 31, 2000............   $890,271    $62,651       $    --      $(40,296)  $912,626
Dividends paid to iStar Financial.......         --    (12,000)           --            --    (12,000)
Dividends received on iStar Financial
  shares held in treasury...............         --      1,365            --            --      1,365
Net income for the period...............         --     20,755            --            --     20,755
Change in accumulated other
  comprehensive income..................         --         --        (3,268)           --     (3,268)
                                           --------    -------       -------      --------   --------
Balance at March 31, 2001...............   $890,271    $72,771       $(3,268)     $(40,296)  $919,478
                                           ========    =======       =======      ========   ========

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                      FOR THE
                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
Cash flows from operating activities:
Net income..................................................  $ 20,755       $17,351
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................        41            41
  Depreciation and amortization.............................     8,510         8,638
  Amortization of discounts/premiums........................      (300)         (481)
  Equity in (earnings) loss of unconsolidated joint
    ventures................................................    (2,354)         (456)
  Distributions from operations of joint ventures...........       946           952
  Straight-line operating lease income adjustments..........    (2,576)       (2,282)
  Gain on sale of corporate tenant lease assets.............      (555)         (533)
  Extraordinary loss on early extinguishment of debt........     1,037           317
  Cumulative effect of change in accounting principle.......       269            --
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash..................     6,937          (975)
    Increase in deferred expenses and other assets..........    (4,246)       (2,117)
    Decrease in accounts payable, accrued expenses and other
      liabilities...........................................      (267)       (5,527)
                                                              --------       -------
    Cash flows provided by operating activities.............    28,197        14,928
                                                              --------       -------
Cash flows from investing activities:
  Repayments of and principal collections from loans and
    other lending investments...............................    91,096            --
  Net proceeds from sale of corporate tenant lease assets...     3,755        45,291
  Investments (in) and advances to unconsolidated joint
    ventures................................................      (150)         (668)
  Distributions from unconsolidated joint ventures..........    24,265            --
  Capital expenditures on real estate subject to operating
    leases..................................................    (2,406)       (1,858)
                                                              --------       -------
    Cash flows provided by investing activities.............   116,560        42,765
                                                              --------       -------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
    facility................................................  (104,750)      (42,100)
  Borrowings under term loans...............................    17,040            --
  Repayments under term loans...............................   (36,527)       (8,358)
  Distributions to minority interest in consolidated
    entities................................................       (41)          (41)
  Payments for deferred financing costs.....................      (786)           --
  Extraordinary loss on early extinguishment of debt........    (1,037)         (317)
  Purchase of iStar Financial (parent) shares held in
    treasury................................................        --          (106)
  Dividends paid to iStar Financial.........................   (12,000)       (5,500)
  Dividends received on iStar Financial shares held in
    treasury................................................     1,365         1,288
                                                              --------       -------
    Cash flows used in financing activities.................  (136,736)      (55,134)
                                                              --------       -------
Increase in cash and cash equivalents.......................     8,021         2,559
Cash and cash equivalents at beginning of period............    11,541        12,011
                                                              --------       -------
Cash and cash equivalents at end of period..................  $ 19,562       $14,570
                                                              ========       =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of amounts
    capitalized.............................................  $ 13,272       $14,865
                                                              ========       =======

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

    BUSINESS--iStar Financial and its subsidiaries, including the Company, provide structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company typically provides capital by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term net leases to creditworthy tenants. As of March 31, 2001, the Company's portfolio consisted of 141 facilities principally subject to net leases to approximately 156 customers, comprising 17.9 million square feet in 24 states. Of the 141 total facilities, there are 20 facilities held in three unconsolidated joint ventures. In addition, there are two facilities under development.

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

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP"). The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership. The Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is accounted for under the equity method. Further, certain other investments in partnerships or joint ventures which the Company does not

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED) control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at March 31, 2001 and December 31, 2000 and the results of its operations, changes in shareholder's equity and its cash flows for the three-month periods ended March 31, 2001 and 2000, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

    REAL ESTATE SUBJECT TO OPERATING LEASES AND DEPRECIATION--Real estate subject to operating leases is generally recorded at cost. On November 4, 1999, the effective date of the merger, adjustments were made to increase the book value of corporate tenant lease assets in the aggregate to reflect iStar Financial's purchase price and to eliminate prior period accumulated depreciation. The March 31, 2001 balances reflect these adjustments. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $201,000 and $338,000 during the three-month periods ended March 31, 2001 and 2000, respectively.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include all cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    RESTRICTED CASH--Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations.

    REVENUE RECOGNITION--Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as deferred operating lease income receivable on the balance sheet.

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

    INCOME TAXES--For the periods ended March 31, 2001 and 2000, the Company will be taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of iStar Financial. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Prior to the merger, the Company was taxed as a REIT under the Code.

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

    CONCENTRATION OF CREDIT RISK--The Company underwrites the credit of prospective customers and may require them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's assets are geographically diverse and its customers operate in a variety of industries, to the extent the Company has a significant concentration of lease revenues from any single customer, the inability of that customer to make its lease payments could have an adverse effect on the Company. As of March 31, 2001, the Company's five largest customers collectively accounted for approximately 20.9% of the Company's annualized lease revenue. The Company's largest customer accounted for approximately 5.9% of the Company's annualized lease revenue.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2001 presentation.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    CHANGE IN ACCOUNTING PRINCIPLE--In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of FASB Statement
No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," on January 1, 2001. Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

    Upon adoption, the Company recognized a charge to net income of approximately $269,000 and an additional charge to other comprehensive income of approximately $1.5 million, representing the cumulative effect of change in accounting principle. For the three months ended March 31, 2001, the change in fair market value of the Company's interest rate swaps was $1.6 million and was recorded in other comprehensive income. The reconciliation to comprehensive income is as follows (in thousands) (unaudited):

Net income..................................................  $20,755
Other comprehensive income (loss):
  Unrealized gains (losses) on securities for the period....       --
  Cumulative effect of change in accounting principle
    (SFAS No. 133) or other comprehensive income............   (1,517)
  Unrealized derivative losses on cash flow hedges..........   (1,587)
                                                              -------
Other comprehensive income..................................  $17,651
                                                              =======

    OTHER NEW ACCOUNTING STANDARDS--In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company has adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material financial impact on the financial position or results of operations of the Company.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    On December 20, 2000, the Company originated a $60.0 million corporate loan with a 10.6% interest rate. This loan was repaid in full on January 26, 2001.

NOTE 5--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands) (unaudited):

                                                      MARCH 31,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   ------------
Buildings and improvements..........................  $1,125,904    $1,126,418
Land and land improvements..........................     318,002       318,412
Less: accumulated depreciation......................     (38,805)      (31,764)
                                                      ----------    ----------
                                                       1,405,101     1,413,066
Investments in unconsolidated joint ventures........      50,275        72,983
                                                      ----------    ----------
  Real estate subject to operating leases, net......  $1,455,376    $1,486,049
                                                      ==========    ==========

    The Company receives reimbursements from customers for certain operating expenses including common area costs, insurance and real estate taxes.

    No single customer represents more than 5.9% of annualized lease revenues as of March 31, 2001.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At March 31, 2001, the Company had investments in four joint ventures: (1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; and (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities. At March 31, 2001, all the facilities held by CTC II and TN-CP had been sold. In connection with this sale, the note receivable from the venture was modified to mature on December 31, 2001. At March 31, 2001, the note receivable and related accrued interest that were included in Loans and Other Lending Investments in December 31, 2000 were sold to the parent company for a cash payment of $30.1 million, equal to the outstanding principal balance and accrued interest on the note.

    Subsequent to November 4, 1999, the Company's equity and notes receivable investments in joint ventures have been adjusted to reflect the impact of the required APB 16 purchase accounting adjustments resulting from the merger. The Company's share of joint venture income and interest income are recorded

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED) on an historical basis through November 3, 1999, and for the period from November 4, 1999 through December 31, 1999, joint venture income and interest income include the required purchase accounting adjustments.

    At March 31, 2001, the ventures comprised 20 net leased facilities. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at March 31, 2001 was $50.3 million. The joint ventures' purchase price for the 20 facilities owned at March 31, 2001 was $299.7 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $331.4 million and total liabilities of $196.3 million as of March 31, 2001, and net income of $3.4 million for the three months ended March 31, 2001. The Company accounts for these investments under the equity method because its joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and pro rata share of its ventures' third-party debt as of March 31, 2001 are presented below (in thousands) (unaudited):

                                                                                            PRO RATA
                                                                                 JOINT      SHARE OF
                   UNCONSOLIDATED                      OWNERSHIP     EQUITY     VENTURE    THIRD PARTY
                    JOINT VENTURE                          %       INVESTMENT    INCOME       DEBT
-----------------------------------------------------  ---------   ----------   --------   -----------
Operating:
  Sunnyvale..........................................    44.7%       $12,778     $  231      $ 10,728
  CTC I..............................................    50.0%         9,198      1,023        60,942
  Milpitas...........................................    50.0%        24,593      1,025        40,514
Development:
  Sierra.............................................    50.0%         3,706         75           724
                                                                     -------     ------      --------
    Total............................................                $50,275     $2,354      $112,908
                                                                     =======     ======      ========

    Effective September 29, 2000, iStar Sunnyvale Partners, LP (the entity which is controlled by Sunnyvale) entered into an interest rate cap agreement with Bear Stearns Financial Products, limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate cap of 9.0% through November 9, 2003.

    Currently, the limited partners of the Sunnyvale partnership have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of common stock of iStar Financial in lieu of cash. Additionally, commencing in February 2002, subject to acceleration under certain circumstances, the venture interest held by the external member of Milpitas may be converted into 984,476 shares of common stock of iStar Financial.

    Income generated from the above joint venture investments is included in Operating Lease Income in the Consolidated Statements of Operations.

NOTE 6--DEBT OBLIGATIONS

    The table below summarizes the contract amount, the carrying value, the contract interest rate and the effective interest rate on the various debt instruments as of March 31, 2001 and December 31, 2000, (in thousands) (unaudited). The carrying value represents the debt balance after taking into consideration the

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--DEBT OBLIGATIONS (CONTINUED)
discounts or premiums. The effective interest rate represents the estimated market interest rate as of the merger date for similar term debt instruments.

                                              CARRYING VALUE AS OF
                                MAXIMUM    --------------------------        STATED            EFFECTIVE
                                AMOUNT      MARCH 31,    DECEMBER 31,       INTEREST            INTEREST           SCHEDULED
                               AVAILABLE      2001           2000             RATES              RATES           MATURITY DATE
                               ---------   -----------   ------------   -----------------   ----------------   -----------------
UNSECURED REVOLVING CREDIT
  FACILITY:
  Line of credit.............  $350,000     $ 68,700       $173,450       LIBOR + 1.55%      LIBOR + 1.55%         May 2002

NON-RECOURSE SECURED TERM
  LOANS:
  Poydras Mortgage
    Loan (1).................                 77,860         77,860       LIBOR + 1.38%      LIBOR + 2.50%         June 2001
                                                                                                                   December
  1994 Mortgage Loan.........                     --         36,296       LIBOR + 1.00%      LIBOR + 1.00%         2004 (2)
  Other Mortgage Loans.......                 40,982         24,175       6.00%-11.38%        7.29%-8.50%             (3)
                                            --------       --------
                                             118,842        138,331
  Plus: debt premium.........                    214             51
                                            --------       --------
Total secured term loans.....                119,056        138,382

UNSECURED NOTES (4):
  6.75% Dealer Remarketable
    Securities (5)...........                125,000        125,000           6.75%              8.81%            March 2013
  7.30% Notes................                100,000        100,000           7.30%              8.75%             May 2001
  7.70% Notes................                100,000        100,000           7.70%              9.51%             July 2017
  7.95% Notes................                 50,000         50,000           7.95%              9.04%             May 2006
                                            --------       --------
Total unsecured notes........                375,000        375,000
  Less: debt discount........                (17,702)       (18,490)
                                            --------       --------
Total unsecured notes........                357,298        356,510
                                            --------       --------
TOTAL DEBT OBLIGATIONS.......               $545,054       $668,342
                                            ========       ========

EXPLANATORY NOTES:
------------------------------

(1) The Company provides a guarantee for 25% of the principal balance outstanding.

(2) On March 1, 2001, the Company repaid this mortgage loan obligation.

(3) These mortgage loans mature at various dates through 2011.

(4) The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(5) Subject to mandatory tender on March 1, 2003 to either the dealer or the Company. The initial coupon of 6.75% applies to first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset upon remarketing.

    The 30-day LIBOR rate as of March 31, 2001 was 5.08%. The Company has entered into an interest rate swap agreement which, together with an existing LIBOR interest rate cap agreement struck at 7.75%, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--DEBT OBLIGATIONS (CONTINUED)
    UNSECURED REVOLVING CREDIT FACILITY--The $350.0 million credit facility matures on May 31, 2002. Borrowing rates under the facility are based on the Company's credit ratings. The credit facility also has a $225.0 million competitive bid feature, which allows banks in the syndicate group to bid on certain borrowings at more competitive rates. All of the available commitment under the credit facility may be borrowed for general corporate and working capital needs, as well as for investment purposes. The credit facility requires interest-only payments until maturity, at which time outstanding borrowings are due and payable.

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

    Future maturities of outstanding long-term debt and mortgages stated in terms of the contractual obligation are as follows (in thousands) (unaudited):

2001 (remaining nine months)................................  $178,668
2002........................................................    84,066
2003........................................................   125,818
2004........................................................       884
2005........................................................     3,345
Thereafter..................................................   169,761
                                                              --------
Total principal maturities..................................   562,542
Net unamortized debt (discounts)............................   (17,488)
                                                              --------
Total debt obligations......................................  $545,054
                                                              ========

    The following table sets forth the components of interest expense for the periods presented (in thousands) (unaudited):

                                                                  FOR THE
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Interest incurred.........................................  $11,587    $13,134
Amortization of loan costs, interest rate protection
  agreements, and loan discounts..........................    1,095      1,015
Less: capitalized interest................................     (201)      (338)
                                                            -------    -------
                                                            $12,481    $13,811
                                                            =======    =======

NOTE 7--COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of March 31, 2001, the Company's portfolio consisted of 141 facilities principally subject to net leases to approximately 156 customers, comprising
17.9 million square feet in 24 states. Of the 141 total facilities, there are 20 facilities held in three joint venture partnerships. In addition, there are two facilities under development.

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

    The following discussion of the results of operation will focus on comparisons between the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED
  MARCH 31, 2000

    OPERATING LEASE INCOME--Operating lease income increased to $45.8 million for the three months ended March 31, 2001 from $42.6 million for the same period in 2000. Of this increase, $3.0 million was attributable to new corporate tenant lease investments made after March 31, 2000 and $1.1 million to additional operating lease income from existing corporate tenant lease investments owned in both quarters. In addition, joint venture income contributed $1.9 million to the increase. These increases in operating lease income from assets owned were partially offset by a $2.8 million decrease in operating lease income resulting from asset dispositions made after March 31, 2000.

    INTEREST INCOME--Interest income decreased to $1.1 million for the three months ended March 31, 2001 from $2.1 million for the same period in 2000. The decrease is primarily due to the reduction of interest income and discount amortization of the CTC II loan. Additionally, the Company exercised its convertible mortgage option on one facility during the third quarter of 2000 and converted it to an owned facility. This transaction resulted in a decrease of $591,000 in interest income and discount amortization. These decreases were partially offset by $590,000 of interest income earned on a corporate loan originated by the Company in December 2000.

    INTEREST EXPENSE--For the three months ended March 31, 2001, interest expense decreased by $1.3 million, or 9.6%, to $12.5 million from $13.8 million for the same period in 2000. This decrease is primarily the result of a lower average revolving credit balance and a lower weighted average interest rate.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the three months ended March 31, 2001, operating costs decreased by approximately $89,000, to $3.2 million from $3.3 million for the same period in 2000. This decrease is due to the reduction of general and administrative costs related to the facilities.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased approximately $232,000 for the three months ended March 31, 2001 over the same period in the prior year. This decrease is primarily the result of corporate tenant lease dispositions in 2000, partially offset by additional investments.

    GENERAL AND ADMINISTRATIVE--For the three months ended March 31, 2001, general and administrative expenses decreased by $456,000 or 16.0% to $2.4 million compared to $2.9 million for the same period in 2000. This decrease is primarily a result of a reduction in personnel and related overhead costs in 2001 as compared to 2000.

    GAIN ON SALE OF NET LEASE ASSETS--On March 29, 2001, the Company disposed of one corporate tenant lease asset for total proceeds of $3.9 million, and recognized a gain of approximately $555,000.

    During the first quarter of 2000, the Company disposed of two assets for total proceeds of $46.0 million, and recognized gains of approximately $533,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--In March 2001, the Company repaid the 1994 Mortgage Loan which had an original maturity date of December 2004. In connection with this early repayment, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss of $1.0 million during the first quarter of 2001.

    Prior to the prepayment, and during the first quarter of 2000, certain of the proceeds from an asset disposition were used to partially repay
$8.1 million of the 1994 Mortgage Loan. In connection with this partial paydown, the Company incurred certain prepayment penalties, which resulted in an additional extraordinary loss of $317,000.

FORWARD LOOKING INFORMATION

    When used in this Form 10-Q, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that such forward looking statements speak only as of the date made and that various factors including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

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

        None.

B.  REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TriNet Corporate Realty Trust, Inc.

                                                       REGISTRANT

Date: May 15, 2001                                     /s/ JAY SUGARMAN
                                                       ---------------------------------------------
                                                       CHAIRMAN OF THE BOARD DIRECTORS,
                                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: May 15, 2001                                     /s/ SPENCER B. HABER
                                                       ---------------------------------------------
                                                       EXECUTIVE VICE PRESIDENT--FINANCE
                                                       CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                                       SECRETARY