Form 10-Q
period 2001-06-30
TRINET CORPORATE REALTY TRUST INC
filed 2001-08-03
CIK 899162

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-11918

                            ------------------------

                      TRINET CORPORATE REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

               MARYLAND                                     94-3175659
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)
1114 AVENUE OF THE AMERICAS, 27TH FLOOR
             NEW YORK, NY                                     10036
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (212) 930-9400

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 2001, there were 100 shares of Common Stock outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                               INDEX TO FORM 10-Q

                                                                              PAGE
                                                                            --------
PART I.       Consolidated Financial Information..........................      3

Item 1.       Financial Statements:

              Consolidated Balance Sheets at June 30, 2001 and December
                31, 2000..................................................      3

              Consolidated Statements of Operations--For the three- and
                six-month periods ended June 30, 2001 and 2000............      4

              Consolidated Statements of Changes in Shareholder's
                Equity--For the six-month period ended June 30, 2001......      5

              Consolidated Statements of Cash Flows--For the three- and
                six-month periods ended June 30, 2001 and 2000............      6

              Notes to Consolidated Financial Statements..................      7

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     16

PART II.      Other Information...........................................     19

Item 1.       Legal Proceedings...........................................     19

Item 2.       Changes in Securities and Use of Proceeds...................     19

Item 3.       Defaults Upon Senior Securities.............................     19

Item 4.       Submission of Matters to a Vote of Security Holders.........     19

Item 5.       Other Information...........................................     19

Item 6.       Exhibits and Reports on Form 8-K............................     19

SIGNATURES................................................................     20

PART I--CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                AS OF         AS OF
                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                        ASSETS
Real estate subject to operating leases, net................  $1,453,264    $1,486,049
Loans and other lending investments, net....................      74,795        90,796
Cash and cash equivalents...................................      19,185        11,541
Restricted cash.............................................          63         7,032
Deferred operating lease income receivable..................      15,220        10,235
Deferred expenses and other assets..........................      25,287        18,527
                                                              ----------    ----------
  Total assets..............................................  $1,587,814    $1,624,180
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   41,034    $   40,647
Debt obligations............................................     645,008       668,342
                                                              ----------    ----------
  Total liabilities.........................................     686,042       708,989
                                                              ----------    ----------
Minority interest in consolidated entities..................       2,564         2,565

Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100
  shares issued and outstanding at June 30, 2001 and
  December 31, 2000, respectively...........................          --            --
Additional paid in capital..................................     890,271       890,271
Retained earnings...........................................      52,008        62,651
Accumulated other comprehensive income (losses) (See Note
  3)........................................................      (2,775)           --
Common stock of iStar Financial held in treasury (at
  cost).....................................................     (40,296)      (40,296)
                                                              ----------    ----------
  Total shareholder's equity................................     899,208       912,626
                                                              ----------    ----------
  Total liabilities and shareholder's equity................  $1,587,814    $1,624,180
                                                              ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                FOR THE               FOR THE
                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
REVENUE:
  Operating lease income................................  $45,470    $43,500    $91,231    $86,050
  Interest income.......................................    1,848      2,301      2,900      4,396
  Other income..........................................      133        234        377        383
                                                          -------    -------    -------    -------
    Total revenue.......................................   47,451     46,035     94,508     90,829
                                                          -------    -------    -------    -------
COSTS AND EXPENSES:
  Interest expense......................................   11,360     12,972     23,841     26,783
  Operating costs-corporate tenant lease assets.........    3,274      2,959      6,510      6,284
  Depreciation and amortization.........................    7,359      7,432     14,750     15,055
  General and administrative............................    1,618      2,981      4,020      5,840
                                                          -------    -------    -------    -------
    Total costs and expenses............................   23,611     26,344     49,121     53,962
                                                          -------    -------    -------    -------
Net income before minority interest, gain on sale of
  corporate tenant lease assets, extraordinary loss and
  cumulative effect of change in accounting principle...   23,840     19,691     45,387     36,867
Minority interest in consolidated entities..............      (41)       (41)       (82)       (82)
Gain on sale of corporate tenant lease assets...........    1,044        441      1,599        974
                                                          -------    -------    -------    -------
Net income before extraordinary loss and cumulative
  effect of change in accounting principle..............   24,843     20,091     46,904     37,759
Extraordinary loss on early extinguishment of debt......       --         --     (1,037)      (317)
Cumulative effect of change in accounting principle
  (See Note 3)..........................................       --         --       (269)        --
                                                          -------    -------    -------    -------
Net income..............................................  $24,843    $20,091    $45,598    $37,442
                                                          =======    =======    =======    =======

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                 (IN THOUSANDS)

                                                                   ACCUMULATED
                                          ADDITIONAL                  OTHER
                                           PAID-IN     RETAINED   COMPREHENSIVE   TREASURY    TOTAL
                                           CAPITAL     EARNINGS      INCOME        STOCK      EQUITY
                                          ----------   --------   -------------   --------   --------
Balance at December 31, 2000............   $890,271    $62,651       $    --      $(40,296)  $912,626
Dividends paid to iStar Financial.......         --    (59,000)           --            --    (59,000)
Dividends received on iStar Financial
  shares held in treasury...............         --      2,759            --            --      2,759
Net income for the period...............         --     45,598            --            --     45,598
Cumulative effect of change in
  accounting principle..................         --         --        (1,517)           --     (1,517)
Change in accumulated other
  comprehensive income..................         --         --        (1,258)           --     (1,258)
                                           --------    -------       -------      --------   --------
Balance at June 30, 2001................   $890,271    $52,008       $(2,775)     $(40,296)  $899,208
                                           ========    =======       =======      ========   ========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                      FOR THE                  FOR THE
                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                              ------------------------   --------------------
                                                                2001            2000       2001        2000
                                                              ---------       --------   ---------   --------
Cash flows from operating activities:
Net income..................................................  $  24,843       $ 20,091   $  45,598   $ 37,442
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................         41             41          82         82
  Depreciation and amortization.............................      8,306          8,469      16,816     17,107
  Amortization of discounts/premiums........................       (295)          (355)       (595)      (836)
  Equity in earnings of unconsolidated joint ventures.......     (2,084)        (2,164)     (4,438)    (2,620)
  Distributions from operating joint ventures...............      1,749          1,426       2,695      2,378
  Deferred operating lease income adjustments...............     (2,407)        (2,249)     (4,983)    (4,531)
  Gain on sale of corporate tenant lease assets.............     (1,044)          (441)     (1,599)      (974)
  Extraordinary loss on early extinguishment of debt........         --             --       1,037        317
  Cumulative effect of change in accounting principle.......         --             --         269         --
  Changes in assets and liabilities:
    Decrease (increase) in deferred expenses and other
      assets................................................        533            584      (3,713)    (1,533)
    (Decrease) increase in accounts payable, accrued
      expenses and other liabilities........................     (2,123)           952      (2,390)    (4,575)
                                                              ---------       --------   ---------   --------
    Cash flows provided by operating activities.............     27,519         26,354      48,779     42,257
                                                              ---------       --------   ---------   --------
Cash flows from investing activities:
  New investment originations...............................    (74,500)       (82,125)    (74,500)   (82,125)
  Net proceeds from sale of corporate tenant lease assets...      4,079        100,974       7,834    145,948
  Repayments of and principal collections from loans and
    other lending investments...............................         --             --      91,096         --
  Investments in and advances to unconsolidated joint
    ventures................................................         --        (11,136)       (150)   (11,804)
  Distributions from unconsolidated joint ventures..........         --             --      24,265         --
  Capital expenditures for build-to-suit activities.........     (4,772)            --      (6,419)        --
  Capital improvement projects on real estate subject to
    operating leases                                             (2,083)            --      (2,083)        --
  Other capital expenditures on real estate subject to
    operating leases........................................       (813)        (1,224)     (1,572)    (3,082)
                                                              ---------       --------   ---------   --------
    Cash flows provided by (used in) investing activities...    (78,089)         6,489      38,471     48,937
                                                              ---------       --------   ---------   --------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
    facility................................................     84,300        (22,900)    (20,450)   (65,000)
  Borrowings under term loans...............................    193,000             --     210,040         --
  Repayments under term loans...............................    (78,123)          (234)   (114,650)    (8,592)
  Repayments of unsecured notes.............................   (100,000)            --    (100,000)        --
  Decrease (increase) in restricted cash held in connection
    with debt obligations...................................         32            410       6,969       (565)
  Distributions to minority interest in consolidated
    entities................................................        (41)           (41)        (82)       (82)
  Extraordinary loss on early extinguishment of debt........         --             --      (1,037)        --
  Payments for deferred financing costs.....................     (3,369)           (25)     (4,155)       (25)
  Purchase of iStar Financial (parent) shares held in
    treasury................................................         --             --          --       (106)
  Dividends paid to iStar Financial.........................    (47,000)        (8,000)    (59,000)   (13,500)
  Dividends received on iStar Financial shares held in
    treasury................................................      1,394          1,359       2,759      2,647
                                                              ---------       --------   ---------   --------
  Cash flows provided by (used in) financing activities.....     50,193        (29,431)    (79,606)   (85,223)
                                                              ---------       --------   ---------   --------
Increase (decrease) in cash and cash equivalents............       (377)         3,412       7,644      5,971
Cash and cash equivalents at beginning of period............     19,562         14,570      11,541     12,011
                                                              ---------       --------   ---------   --------
Cash and cash equivalents at end of period..................  $  19,185       $ 17,982   $  19,185   $ 17,982
                                                              =========       ========   =========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of amounts
    capitalized.............................................  $  12,312       $ 10,841   $  25,584   $ 25,706
                                                              =========       ========   =========   ========

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

    BUSINESS--iStar Financial and its subsidiaries, including the Company, provide structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company typically provides capital by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term net leases to creditworthy tenants. As of June 30, 2001, the Company's portfolio consisted of 140 facilities principally subject to net leases to approximately 150 customers, comprising 17.9 million square feet in 24 states. Of the 140 total facilities, there are 20 facilities held in three unconsolidated joint ventures. In addition, there are two facilities under development.

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

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at June 30, 2001 and December 31, 2000 and the results of its operations, changes in shareholder's equity and its cash flows for the three- and six-month periods ended June 30, 2001 and 2000, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--"Loans and Other Lending Investments," includes corporate/partnership loans/unsecured notes. In general, management considers its investments in this category as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    REAL ESTATE SUBJECT TO OPERATING LEASES AND DEPRECIATION--Real estate subject to operating leases is generally recorded at cost. On November 4, 1999, the effective date of the merger, adjustments were made to increase the book value of corporate tenant lease assets in the aggregate to reflect iStar Financial's purchase price and to eliminate prior period accumulated depreciation. The June 30, 2001 balances reflect these adjustments. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $487,000 and $338,000 during the six-month periods ended June 30, 2001 and 2000, respectively and was approximately $286,000 and $0 during the three-month periods ended June 30, 2001 and 2000, respectively.

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

    INCOME TAXES--For the periods ended June 30, 2001 and 2000, the Company will be taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of iStar Financial. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Prior to the merger, the Company was taxed as a REIT under the Code.

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

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    CHANGE IN ACCOUNTING PRINCIPLE--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:
(1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards
No. 137 "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," on
January 1, 2001. Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

    Total comprehensive income was $42.8 million and $37.4 million for the six-month periods ended June 30, 2001 and 2000, respectively, and $25.3 million and $20.1 million for the three-month periods ended June 2001 and 2000, respectively. The primary component of comprehensive income other than net income was the adoption of SFAS No. 133.

    Upon adoption, the Company recognized a charge to net income of approximately $269,000 and an additional charge to other comprehensive income of approximately $1.5 million, representing the cumulative effect of change in accounting principle. For the three and six months ended June 30, 2001, the change in fair market value of the Company's interest rate swaps was $493,000 and $(1.3) million and was

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recorded in other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands) (unaudited):

                                                                FOR THE               FOR THE
                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Net income..............................................  $24,843    $20,091    $45,598    $37,442
Other comprehensive income (loss):
  Unrealized gains (losses) on securities for the
    period..............................................       --         --         --         --
  Cumulative effect of change in accounting principle
    (SFAS No. 133) on other comprehensive income........       --         --     (1,517)        --
  Unrealized derivative gains (losses) on cash flow
    hedges..............................................      493         --     (1,258)        --
                                                          -------    -------    -------    -------
Comprehensive income....................................  $25,336    $20,091    $42,823    $37,442
                                                          =======    =======    =======    =======

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

NOTE 4--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands) (unaudited):

                                                       JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   ------------
Buildings and improvements..........................  $1,131,071    $1,126,418
Land and land improvements..........................     317,380       318,412
Less: accumulated depreciation......................     (45,798)      (31,764)
                                                      ----------    ----------
                                                       1,402,653     1,413,066
Investments in unconsolidated joint ventures........      50,611        72,983
                                                      ----------    ----------
  Real estate subject to operating leases, net......   1,453,264    $1,486,049
                                                      ==========    ==========

    The Company receives reimbursements from customers for certain operating expenses including common area costs, insurance and real estate taxes.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At June 30, 2001, the Company had investments in four joint ventures: (1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED)
Land, Ltd.; and (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities. At June 30, 2001, all the facilities held by CTC II and TN-CP had been sold. In connection with this sale, the note receivable from the venture was modified to mature on December 31, 2001. At
June 30, 2001, the note receivable and related accrued interest that were included in Loans and Other Lending Investments in December 31, 2000 were sold to the parent company for a cash payment of $30.1 million, equal to the outstanding principal balance and accrued interest on the note.

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

    At June 30, 2001, the ventures comprised 20 net leased facilities. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at June 30, 2001 was $50.6 million. The joint ventures' purchase price for the 20 facilities owned at June 30, 2001 was $301.2 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $338.4 million and total liabilities of $246.6 million as of June 30, 2001, and net income of $4.2 million and $7.6 million for the three and six months ended June 30, 2001. The Company accounts for these investments under the equity method because its joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and pro rata share of its ventures' third-party debt as of June 30, 2001 are presented below (in thousands) (unaudited):

                                                                                            PRO RATA
                                                                                 JOINT      SHARE OF
                                                       OWNERSHIP     EQUITY     VENTURE    THIRD PARTY
UNCONSOLIDATED JOINT VENTURE                               %       INVESTMENT    INCOME       DEBT
----------------------------                           ---------   ----------   --------   -----------
Operating:
  Sunnyvale..........................................     44.7%      $12,208     $  218      $ 10,728
  CTC I..............................................     50.0%       10,226      2,051        60,838
  Milpitas...........................................     50.0%       24,398      2,021        40,385
Development:
  Sierra.............................................     50.0%        3,779        148           724
                                                                     -------     ------      --------
  Total..............................................                $50,611     $4,438      $112,675
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

    Currently, the limited partners of the Sunnyvale partnership have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of common stock

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED) of iStar Financial in lieu of cash. Additionally, commencing in February 2002, subject to acceleration under certain circumstances, the venture interest held by the external member of Milpitas may be converted into 984,476 shares of common stock of iStar Financial.

    Income generated from the above joint venture investments is included in Operating Lease Income in the Consolidated Statements of Operations.

NOTE 5--DEBT OBLIGATIONS

    The table below summarizes the contract amount, the carrying value, the contract interest rate and the effective interest rate on the various debt instruments as of June 30, 2001 and December 31, 2000, (in thousands) (unaudited). The carrying value represents the debt balance after taking into consideration the discounts or premiums. The effective interest rate represents the estimated market interest rate as of the merger date for similar term debt instruments.

                                            CARRYING VALUE AS OF
                              MAXIMUM    --------------------------        STATED            EFFECTIVE
                              AMOUNT      JUNE 30,     DECEMBER 31,       INTEREST            INTEREST        SCHEDULED MATURITY
                             AVAILABLE      2001           2000             RATES              RATES                 DATE
                             ---------   -----------   ------------   -----------------   ----------------   --------------------
UNSECURED REVOLVING CREDIT
  FACILITY:
  Line of credit...........  $350,000     $153,000       $173,450       LIBOR + 1.55%      LIBOR + 1.55%         May 2002 (1)

NON-RECOURSE SECURED TERM
  LOANS:
  Secured by real estate
    under operating
    leases.................                     --         77,860       LIBOR + 1.38%      LIBOR + 2.50%          June 2001
  Secured by real estate
    under operating
    leases.................                     --         36,296       LIBOR + 1.00%      LIBOR + 1.00%        December 2004
  Secured by real estate
    under operating
    leases.................                193,000             --       LIBOR + 1.85%      LIBOR + 1.85%        July 2006 (2)
  Secured by real estate
    under operating
    leases.................                 40,720         24,175       6.00%-11.38%        7.29%-8.50%      Various through 2011
                                          --------       --------
                                           233,720        138,331
  Plus: debt premium.......                    379             51
                                          --------       --------
Total secured term loans...                234,099        138,382

UNSECURED NOTES (3):
  6.75% Dealer Remarketable
    Securities (4).........                125,000        125,000           6.75%              8.81%              March 2013
  7.30% Notes..............                     --        100,000           7.30%              8.75%               May 2001
  7.70% Notes..............                100,000        100,000           7.70%              9.51%              July 2017
  7.95% Notes..............                 50,000         50,000           7.95%              9.04%               May 2006
                                          --------       --------
Total unsecured notes......                275,000        375,000
  Less: debt discount......                (17,091)       (18,490)
                                          --------       --------
TOTAL UNSECURED NOTES......                257,909        356,510
                                          --------       --------
TOTAL DEBT OBLIGATIONS.....               $645,008       $668,342
                                          ========       ========

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--DEBT OBLIGATIONS (CONTINUED)
EXPLANATORY NOTES:
------------------------------

(1) Subsequent to June 30, 2001, the Company replaced this facility with a new $300.0 million revolving credit facility at iStar Financial. This facility bears interest at LIBOR + 2.125%. The new facility has an initial maturity of July 2003 with a one-year extension at iStar Financial's option and another one-year extension at the lenders' option.

(2) On June 14, 2001, the Company closed $193.0 million of financing secured by 15 corporate tenant lease assets. The three-year floating rate loan bears interest at LIBOR plus 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option (maturity date reflects extensions).

(3) The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(4) Subject to mandatory tender on March 1, 2003 to either the dealer or the Company. The initial coupon of 6.75% applies to first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset upon remarketing.

    On May 15, 2001, the Company repaid its $100.0 million 7.30% unsecured notes. These notes were senior unsecured obligations of the Company and ranked equally with the Company's other senior unsecured and unsubordinated indebtedness.

    On June 14, 2001, the Company closed $193.0 million of financing secured by 15 corporate tenant lease assets. The three-year floating-rate loan bears interest at LIBOR plus 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities.

    On July 27, 2001, the Company repaid the unsecured revolving credit facility. iStar Financial replaced this facility with a $300.0 million revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003, with a one-year extension at iStar Financial's option and another one-year extension at the lenders' option. The facility bears interest at LIBOR + 2.125%.

    The 30-day LIBOR rate as of June 30, 2001 was 3.86%. The Company has entered into an interest rate swap agreement which, together with an existing LIBOR interest rate cap agreement struck at 7.75%, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

    The Company has also entered into a LIBOR interest rate cap struck at 7.75% in the notional amount of $35.0 million, which expires in December 2004. In June 2001, a LIBOR interest rate cap struck at 7.50%, with a notional amount of $75.0 million, matured.

    UNSECURED REVOLVING CREDIT FACILITY--On February 22, 2001, the Company extended the maturity of its $350.0 million unsecured revolving credit facility to May 2002. Borrowing rates under the facility were based on the Company's credit ratings. All of the available commitment under the credit facility could be borrowed for general corporate and working capital needs, as well as for investment purposes. The credit facility required interest-only payments until maturity, at which time outstanding borrowings were due and payable.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--DEBT OBLIGATIONS (CONTINUED)
    As of June 30, 2001, future maturities of outstanding long-term debt and mortgages stated in terms of the contractual obligation are as follows (in thousands) (unaudited):

2001 (remaining six months).................................  $     --
2002........................................................   167,807
2003........................................................        --
2004........................................................        --
2005........................................................     3,625
Thereafter..................................................   490,288
                                                              --------
Total principal maturities..................................   661,720
Net unamortized debt discounts..............................   (16,712)
                                                              --------
Total debt obligations......................................  $645,008
                                                              ========

    The following table sets forth the components of interest expense for the periods presented (in thousands) (unaudited):

                                                 FOR THE               FOR THE
                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,
                                           -------------------   -------------------
                                             2001       2000       2001       2000
                                           --------   --------   --------   --------
Interest incurred........................  $10,572    $11,930    $22,159    $25,064
Amortization of loan costs, interest rate
  protection agreements, and loan
  discounts..............................    1,074      1,042      2,169      2,057
Less: capitalized interest...............     (286)        --       (487)      (338)
                                           -------    -------    -------    -------
                                           $11,360    $12,972    $23,841    $26,783
                                           =======    =======    =======    =======

NOTE 6--COMMITMENTS AND CONTINGENCIES

    The Company is subject to expansion option agreements with three existing customers which could require the Company to fund and to construct up to 166,000 square feet of additional adjacent space on which the Company would receive additional lease revenue under the terms of the option agreements.

NOTE 7--SUBSEQUENT EVENTS

    On July 27, 2001, the Company repaid the unsecured revolving credit facility. In addition, subsequent to quarter end, corporate tenant lease assets with a book value of $269.5 million were transferred to iStar Financial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of June 30, 2001, the Company's portfolio consisted of 140 facilities principally subject to net leases to approximately 150 customers, comprising
17.9 million square feet in 24 states. Of the 140 total facilities, there are 20 facilities held in three joint venture partnerships. In addition, there are two facilities under development.

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

    The following discussion of the results of operation will focus on comparisons between the three- and six-month periods ended June 30, 2001 compared to the three- and six-month periods ended June 30, 2000.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED
  JUNE 30, 2000

    OPERATING LEASE INCOME--Operating lease income increased to $45.5 million for the three months ended June 30, 2001 from $43.5 million for the same period in 2000. Of this increase, $1.3 million was attributable to new corporate tenant lease investments and $3.6 million to additional operating lease income from existing corporate tenant lease investments owned in both quarters. These increases in operating lease income from assets owned were partially offset by a $2.9 million decrease in operating lease income resulting from asset dispositions made in 2000 and 2001.

    INTEREST INCOME--Interest income decreased to $1.8 million for the three months ended June 30, 2001 from $2.3 million for the same period in 2000. The decrease is primarily due to the reduction of interest income and discount amortization from a loan transferred to the parent for cash in the first quarter of

2001. Additionally, interest income decreased due to the exercise of a convertible mortgage option in the third quarter 2000 and decreased cash balances. These transactions resulted in a decrease of $1.9 million in interest income. This decrease was partially offset by $1.6 million of interest income earned in second quarter 2001 on newly-originated loan investments.

    INTEREST EXPENSE--For the three months ended June 30, 2001, interest expense decreased by $1.6 million to $11.4 million, from $13.0 million for the same period in 2000. This decrease is primarily the result of repayments of debt and lower average aggregate borrowing by the Company on its credit facilities in the second quarter 2001. In addition, the decrease is a result of the Company replacing fixed-rate debt with floating-rate debt, which bore a lower average interest rate. These decreases were offset by new term borrowings in 2001.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the three months ended June 30, 2001, operating costs increased by approximately $315,000 to $3.3 million, from $3.0 million for the same period in 2000. This increase is primarily due to an increase in unreimbursed operating expenses associated with corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased approximately $74,000 for the three months ended June 30, 2001 over the same period in the prior year. This decrease is primarily the result of corporate tenant lease dispositions in 2000 and 2001, partially offset by additional depreciation on capital investments.

    GENERAL AND ADMINISTRATIVE--For the three months ended June 30, 2001, general and administrative expenses decreased by $1.4 million to $1.6 million, compared to $3.0 million for the same period in 2000. This decrease is primarily a result of a reduction in personnel and related overhead costs in 2001 as compared to 2000.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--On April 18, 2001, the Company disposed of one corporate tenant lease asset for total proceeds of $4.5 million, and recognized a gain of approximately $1.0 million.

    During the second quarter of 2000, the Company disposed of three assets for total proceeds of $102.3 million, and recognized gains of approximately $440,000.

SIX-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2000

    OPERATING LEASE INCOME--Operating lease income increased to $91.2 million for the six months ended June 30, 2001 from $86.0 million for the same period in 2000. Of this increase, $2.7 million was attributable to new corporate tenant lease investments and $7.4 million to additional operating lease income from existing corporate tenant lease investments owned in both quarters. In addition, joint venture income contributed $1.8 million to the increase. These increases in operating lease income from assets owned were partially offset by a $6.7 million decrease in operating lease income resulting from asset dispositions made in 2000 and 2001.

    INTEREST INCOME--Interest income decreased to $2.9 million for the six months ended June 30, 2001 from $4.4 million for the same period in 2000. The decrease is primarily due to the reduction of interest income from a loan transferred to the parent for cash in the first quarter of 2001. Additionally, interest income decreased due to the exercise of a convertible mortgage option in the third quarter 2000. These transactions resulted in a decrease of $3.7 million in interest income. This decrease was partially offset by $2.2 million of interest income earned in second quarter 2001 on newly-originated loan investments.

    INTEREST EXPENSE--For the six months ended June 30, 2001, interest expense decreased by $3.0 million to $23.8 million from $26.8 million for the same period in 2000. This decrease is primarily the result of repayments of debt and lower average aggregate borrowing by the Company on its credit facilities. In addition, the decrease is a result of the Company replacing fixed-rate debt with floating-rate debt, which bore a lower average interest rate. These decreases were offset by new term loans in 2001.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the six months ended June 30, 2001, operating costs increased by approximately $226,000 to $6.5 million, from $6.3 million for the same period in 2000. This increase is primarily due to an increase in unreimbursed operating expenses associated with corporate tenant lease assets. The increase is partially offset by a reduction of general and administrative costs related to the facilities.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased approximately $305,000 for the six months ended June 30, 2001 over the same period in the prior year. This decrease is primarily the result of corporate tenant lease dispositions in 2000 and 2001, partially offset by additional depreciation on capital investments.

    GENERAL AND ADMINISTRATIVE--For the six months ended June 30, 2001, general and administrative expenses decreased by $1.8 million to $4.0 million, compared to $5.8 million for the same period in 2000. This decrease is primarily a result of a reduction in personnel and related overhead costs in 2001 as compared to 2000.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the six months ended June 30, 2001, the Company disposed of two corporate tenant lease assets for total proceeds of $8.4 million, and recognized gains of approximately
$1.6 million.

    During the six months ended June 30, 2000, the Company disposed of five assets for total proceeds of $148.3 million, and recognized gains of approximately $974,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the six months ended June 30, 2001, the Company repaid a secured term loan which had an original maturity date of December 2004. In connection with this early repayment, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss of approximately $1.0 million on early extinguishment of debt during the first quarter of 2001.

    During the first quarter of 2000, certain of the proceeds from an asset disposition were used to partially repay $8.1 million of a secured term loan. In connection with this partial paydown, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt of $317,000.

FORWARD-LOOKING STATEMENTS

    When used in this Form 10-Q, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that such forward-looking statements speak only as of the date made and that various factors including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

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

                                                       TRINET CORPORATE REALTY TRUST, INC.

                                                       REGISTRANT

Date: August 3, 2001                                   /s/ JAY SUGARMAN
                                                       ---------------------------------------------
                                                       CHAIRMAN OF THE BOARD DIRECTORS AND
                                                       CHIEF EXECUTIVE OFFICER

Date: August 3, 2001                                   /s/ SPENCER B. HABER
                                                       ---------------------------------------------
                                                       PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR
                                                       AND SECRETARY