Form 10-Q
period 2001-09-30
TRINET CORPORATE REALTY TRUST INC
filed 2001-11-14
CIK 899162

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

    Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 5, 2001, there were 100 shares of Common Stock outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I.   Consolidated Financial Information..........................      3

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 2001 and
            December 31, 2000.........................................      3

          Consolidated Statements of Operations--For the three- and
            nine-month periods ended September 30, 2001 and 2000......      4

          Consolidated Statement of Changes in Shareholder's
            Equity--For the nine-month period ended September 30,
            2001......................................................      5

          Consolidated Statements of Cash Flows--For the three- and
            nine-month periods ended September 30, 2001 and 2000......      6

          Notes to Consolidated Financial Statements..................      7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     16

PART II.  Other Information...........................................     20

Item 1.   Legal Proceedings...........................................     20

Item 2.   Changes in Securities and Use of Proceeds...................     20

Item 3.   Defaults Upon Senior Securities.............................     20

Item 4.   Submission of Matters to a Vote of Security Holders.........     20

Item 5.   Other Information...........................................     20

Item 6.   Exhibits and Reports on Form 8-K............................     20

SIGNATURES............................................................     21

PART I--CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS
Corporate tenant lease assets, net..........................   $1,199,669      $1,486,049
Loans and other lending investments, net....................       75,448          90,796
Cash and cash equivalents...................................        9,450          11,541
Restricted cash.............................................          149           7,032
Accrued interest receivable.................................        1,985              --
Deferred operating lease income receivable..................       15,344          10,235
Deferred expenses and other assets..........................       25,765          18,527
                                                               ----------      ----------
  Total assets..............................................   $1,327,810      $1,624,180
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....   $   42,130      $   40,647
Debt obligations............................................      559,725         668,342
                                                               ----------      ----------
  Total liabilities.........................................      601,855         708,989
                                                               ----------      ----------
Minority interest in consolidated entities..................        2,565           2,565

Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100
  shares issued and outstanding at September 30, 2001 and
  December 31, 2000, respectively...........................           --              --
Additional paid in capital..................................   $  769,570      $  890,271
Retained earnings...........................................           --          62,651
Accumulated other comprehensive income (losses) (See Note
  3)........................................................       (5,884)             --
Common stock of iStar Financial held in treasury (at
  cost).....................................................      (40,296)        (40,296)
                                                               ----------      ----------
  Total shareholder's equity................................      723,390         912,626
                                                               ----------      ----------
  Total liabilities and shareholder's equity................   $1,327,810      $1,624,180
                                                               ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              FOR THE               FOR THE
                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
REVENUE:
  Operating lease income..............................  $41,574    $42,605    $132,805   $128,655
  Interest income.....................................    2,842      1,879       5,742      6,275
  Other income........................................      127      1,791         504      2,175
                                                        -------    -------    --------   --------
    Total revenue.....................................   44,543     46,275     139,051    137,105
                                                        -------    -------    --------   --------
COSTS AND EXPENSES:
  Interest expense....................................   10,908     13,133      34,749     39,916
  Operating costs--corporate tenant lease assets......    3,276      3,284       9,786      9,569
  Depreciation and amortization.......................    6,305      7,262      21,055     22,317
  General and administrative..........................    1,032      1,506       5,052      7,345
                                                        -------    -------    --------   --------
    Total costs and expenses..........................   21,521     25,185      70,642     79,147
                                                        -------    -------    --------   --------
Net income before minority interest, gains/(losses) on
  sale of corporate tenant lease assets, extraordinary
  loss and cumulative effect of change in accounting
  principle...........................................   23,022     21,090      68,409     57,958
Minority interest in consolidated entities............      (41)       (41)       (123)      (123)
Gains/(losses) on sales of corporate tenant lease
  assets..............................................   (1,196)     1,974         403      2,948
                                                        -------    -------    --------   --------
Net income before extraordinary loss and cumulative
  effect of change in accounting principle............   21,785     23,023      68,689     60,783
Extraordinary loss on early extinguishment of debt....     (583)      (388)     (1,620)      (705)
Cumulative effect of change in accounting principle
  (See Note 3)........................................       --         --        (269)        --
                                                        -------    -------    --------   --------
Net income............................................  $21,202    $22,635    $ 66,800   $ 60,078
                                                        =======    =======    ========   ========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 ACCUMULATED
                                        ADDITIONAL                  OTHER
                                         PAID-IN     RETAINED   COMPREHENSIVE   TREASURY     TOTAL
                                         CAPITAL     EARNINGS      INCOME        STOCK      EQUITY
                                        ----------   --------   -------------   --------   ---------
Balance at December 31, 2000..........  $ 890,271    $ 62,651      $    --      $(40,296)  $ 912,626
Contribution from iStar Financial.....     97,045          --           --            --      97,045
Transfer of corporate tenant lease
  assets to iStar Financial...........   (217,746)    (53,604)          --            --    (271,350)
Dividends paid to iStar Financial.....         --     (80,000)          --            --     (80,000)
Dividends received on iStar Financial
  shares held in treasury.............         --       4,153           --            --       4,153
Net income for the period.............         --      66,800           --            --      66,800
Cumulative effect of change in
  accounting principle................         --          --       (1,517)           --      (1,517)
Change in accumulated other
  comprehensive income................         --          --       (4,367)           --      (4,367)
                                        ---------    --------      -------      --------   ---------
Balance at September 30, 2001.........  $ 769,570    $     --      $(5,884)     $(40,296)  $ 723,390
                                        =========    ========      =======      ========   =========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                     FOR THE                 FOR THE
                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                              ---------------------   ---------------------
                                                                2001        2000*       2001        2000*
                                                              ---------   ---------   ---------   ---------
Cash flows from operating activities:
Net income..................................................  $  21,202   $  22,635   $  66,800   $  60,078
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................         41          41         123         123
  Depreciation and amortization.............................      7,326       8,325      24,142      25,432
  Amortization of discounts/premiums........................       (653)       (372)     (1,248)     (1,208)
  Equity in earnings of unconsolidated joint ventures.......     (2,578)     (1,464)     (7,016)     (4,084)
  Distributions from operating joint ventures...............      1,295         996       3,990       3,374
  Deferred operating lease income receivable................     (2,320)     (2,348)     (7,303)     (6,879)
  (Gains)/losses on sale of corporate tenant lease assets...      1,196      (1,974)       (403)     (2,948)
  Extraordinary loss on early extinguishment of debt........        583         388       1,620         705
  Cumulative effect of change in accounting principle.......         --          --         269          --
  Changes in assets and liabilities:
    (Increase) decrease in accrued interest receivable......     (1,985)         --      (1,985)         --
    (Increase) decrease in deferred expenses and other
      assets................................................         52      (1,142)     (3,661)     (2,675)
    (Decrease) in accounts payable, accrued expenses and
      other liabilities.....................................     (1,387)     (2,081)     (3,777)     (6,657)
                                                              ---------   ---------   ---------   ---------
    Cash flows provided by operating activities.............     22,772      23,004      71,551      65,261
                                                              ---------   ---------   ---------   ---------
Cash flows from investing activities:
  New investment originations...............................    (26,782)     (3,612)   (101,282)    (85,737)
  Net proceeds from sale of corporate tenant lease assets...     12,452          --      20,286     146,265
  Repayments of and principal collections from loans and
    other lending investments...............................         --          --      91,096          --
  Investments in and advances to unconsolidated joint
    ventures................................................         --          --        (150)    (13,605)
  Distributions from unconsolidated joint ventures..........         --      14,981      24,265      16,782
  Capital expenditures for build-to-suit activities.........     (4,098)       (707)    (10,517)       (717)
  Capital improvement projects on corporate tenant lease
    assets..................................................     (2,146)       (516)     (4,229)     (2,859)
  Other capital expenditures on corporate tenant lease
    assets..................................................       (987)     (3,321)     (2,559)     (4,050)
                                                              ---------   ---------   ---------   ---------
    Cash flows provided by (used in) investing activities...    (21,561)      6,825      16,910      56,079
                                                              ---------   ---------   ---------   ---------
Cash flows from financing activities:
  Net repayments under revolving credit facility............   (153,001)    (14,100)   (173,451)    (79,100)
  Borrowings under term loans...............................     67,624          --     277,664          --
  Repayments under term loans...............................       (282)     (4,043)   (114,932)    (12,635)
  Repayments under unsecured notes..........................         --          --    (100,000)         --
  (Increase) decrease in restricted cash held in connection
    with debt obligations...................................        (86)        785       6,883         220
  Distributions to minority interest in consolidated
    entities................................................        (41)        (41)       (123)       (123)
  Extraordinary loss on early extinguishment of debt........         --          --      (1,037)       (317)
  Payments for deferred financing costs.....................     (2,600)         --      (6,755)        (25)
  Purchase of iStar Financial (parent) shares held in
    treasury................................................         --          --          --        (106)
  Contributions from iStar Financial........................     97,046          --      97,046          --
  Dividends paid to iStar Financial.........................    (21,000)    (12,000)    (80,000)    (25,500)
  Dividends received on iStar Financial shares held in
    treasury................................................      1,394       1,359       4,153       4,006
                                                              ---------   ---------   ---------   ---------
  Cash flows used in financing activities...................    (10,946)    (28,040)    (90,552)   (113,580)
                                                              ---------   ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............     (9,735)      1,789      (2,091)      7,760
Cash and cash equivalents at beginning of period............     19,185      17,982      11,541      12,011
                                                              ---------   ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $   9,450   $  19,771   $   9,450   $  19,771
                                                              =========   =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of amounts
    capitalized.............................................  $  12,793   $  14,024   $  36,524   $  39,730
                                                              =========   =========   =========   =========

------------------------------
*   RECLASSIFIED TO CONFORM TO 2001 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND ORGANIZATION

    BUSINESS--TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company typically provides capital by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term net leases to creditworthy customers occupying office and industrial facilities. As of September 30, 2001, the Company's portfolio consisted of 119 facilities principally subject to net leases to approximately 138 customers, comprising 14.6 million square feet in 23 states. Of the 119 total facilities, there are 20 facilities held in three unconsolidated joint ventures. In addition, there are two "build-to-suit" facilities under development which are pre-leased to single-user corporate tenants.

    ORGANIZATION--The Company became a wholly-owned subsidiary of iStar Financial through a merger on November 4, 1999. As a wholly-owned subsidiary of iStar Financial, a real estate investment trust ("REIT"), the Company operates as a qualified real estate investment trust subsidiary ("QRS") under the Internal Revenue Code of 1986, as amended (the "Code").

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

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP"). The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership. The Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is accounted for under the equity

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED) method. Further, certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at September 30, 2001 and December 31, 2000 and the results of its operations, changes in shareholder's equity and its cash flows for the three- and nine-month periods ended September 30, 2001 and 2000, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--Loans and Other Lending Investments includes corporate/ partnership loans. In general, management considers its investments in this category as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    CORPORATE TENANT LEASE ASSETS AND DEPRECIATION--Corporate tenant lease assets are generally recorded at cost. On November 4, 1999, the effective date of the merger, adjustments were made to increase the book value of corporate tenant lease assets in the aggregate to reflect iStar Financial's purchase price and to eliminate prior period accumulated depreciation.

    Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight line method of cost recovery over estimated useful lives of
40.0 years for buildings, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining life of the building for building improvements.

    Corporate tenant lease assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, corporate tenant lease assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $852,000 and $338,000 during the

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) nine-month periods ended September 30, 2001 and 2000, respectively and was approximately $365,000 and $0 during the three-month periods ended September 30, 2001 and 2000, respectively.

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

    For purposes of calculating the average lease rates over the remaining lives of the leases, the term of all leases in place at the time of the merger was adjusted to reflect a new start date beginning November 4, 1999, the effective date of the merger.

    INCOME TAXES--The Company is taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of iStar Financial. Accordingly, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements. Prior to the merger, the Company was taxed as a REIT under the Code.

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

    CREDIT RISK CONCENTRATION--The Company underwrites the credit of prospective customers and may require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's assets are geographically diverse and its customers operate in a variety of industries, to the extent the Company has a significant concentration of operating lease revenue from any single customer, the inability of that customer to make its payments could have an adverse effect on the Company.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CHANGE IN ACCOUNTING PRINCIPLE--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:
(1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards
No. 137 "Accounting for Derivative Instruments and Hedging Activities-deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133," on
January 1, 2001. Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives, the adoption and continued application of SFAS No. 133 could have a more significant effect on the Company prospectively.

    Upon adoption, the Company recognized a charge to net income of approximately $269,000 and an additional charge to other comprehensive income of approximately $1.5 million, representing the cumulative effect of change in accounting principle. For the three and nine months ended September 30, 2001, the change in fair market value of the Company's interest rate swaps was $(3.1) million and $(4.4) million and was recorded as a reduction to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands) (unaudited):

                                                                FOR THE               FOR THE
                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Net income..............................................  $21,202    $22,635    $66,800    $60,078
Other comprehensive income (loss):
Unrealized gains (losses) on securities for the
  period................................................       --         --         --         --
Cumulative effect of change in accounting principle
  (SFAS No. 133) on other comprehensive income..........       --         --     (1,517)        --
Unrealized derivative gains (losses) on cash flow
  hedges................................................   (3,108)        --     (4,367)        --
                                                          -------    -------    -------    -------
Comprehensive income....................................  $18,094    $22,635    $60,916    $60,078
                                                          =======    =======    =======    =======

    OTHER NEW ACCOUNTING STANDARDS--In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101
("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company has adopted SAB 101 in the fourth quarter of fiscal 2000. The

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) adoption of SAB 101 did not have a material financial impact on the financial position or results of operations of the Company.

    In July 2001, the SEC released Staff Accounting Bulletin No. 102. ("SAB 102"), "Selected Loan Loss Allowance and Documentation Issues." SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company is not expected to have a material impact on the Company's Consolidated Financial Statements.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is applicable for transfers of assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the Company.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. The Company does not believe the adoption of SFAS No. 141 will have a significant effect on the Company's financial position or results of operations. SFAS No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for companies with fiscal years beginning after March 15, 2001. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 142 will have on the Company's financial position or results of operations.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company is currently evaluating this statement to assess its impact on the financial statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company will adopt the provisions of this statement on January 1, 2002. The Company does not believe the adoption of SFAS No. 144 will have a significant impact on the Company.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--CORPORATE TENANT LEASE ASSETS

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands) (unaudited):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      -------------   ------------
Buildings and improvements..........................   $  928,204      $1,126,418
Land and land improvements..........................      261,203         318,412
Less: accumulated depreciation......................      (41,632)        (31,764)
                                                       ----------      ----------
                                                        1,147,775       1,413,066
Investments in unconsolidated joint ventures........       51,894          72,983
                                                       ----------      ----------
  Corporate tenant lease assets, net................   $1,199,669      $1,486,049
                                                       ==========      ==========

    The Company receives reimbursements from customers for certain operating expenses including common area costs, insurance and real estate taxes.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At
September 30, 2001, the Company had investments in four joint ventures:
(1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; and (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities. At September 30, 2001, all the facilities held by CTC II and TN-CP had been sold. In connection with the CTC II sale, the note receivable from the venture was modified to mature on December 31, 2001 and subsequently, in January 2001, was sold to iStar Financial for a cash payment of $30.1 million, equal to the outstanding principal balance and accrued interest on the note.

    At September 30, 2001, the ventures comprised 20 net leased facilities. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at September 30, 2001 was $51.9 million. The joint ventures' purchase price for the 20 facilities owned at September 30, 2001 was $301.9 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $340.8 million and total liabilities of $247.4 million as of September 30, 2001, and net income of $4.3 million and $11.9 million for the three and nine months ended September 30, 2001. The Company accounts for these investments under the equity method because its joint venture partners have certain participating rights which limit the Company's control. The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures, its respective income and

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--CORPORATE TENANT LEASE ASSETS (CONTINUED) pro rata share of its ventures' third-party debt as of September 30, 2001 are presented below (in thousands) (unaudited):

                                                                                            PRO RATA
                                                                                 JOINT      SHARE OF
                                                       OWNERSHIP     EQUITY     VENTURE    THIRD PARTY
UNCONSOLIDATED JOINT VENTURE                               %       INVESTMENT    INCOME       DEBT
----------------------------                           ---------   ----------   --------   -----------
Operating:
  Sunnyvale..........................................     44.7%      $12,657     $  667      $ 10,728
  CTC I..............................................     50.0%       11,416      3,241        60,732
  Milpitas...........................................     50.0%       24,089      3,007        40,253
Development:
  Sierra.............................................     50.0%        3,732        101           724
                                                                     -------     ------      --------
  Total..............................................                $51,894     $7,016      $112,437
                                                                     =======     ======      ========

    Effective September 29, 2000, iStar Sunnyvale Partners, LP (the entity which is controlled by Sunnyvale) entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.0% through November 9, 2003.

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

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--DEBT OBLIGATIONS

    As of September 30, 2001 and December 31, 2000, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands) (unaudited):

                                                            CARRYING VALUE AS OF
                                                      --------------------------------        STATED              SCHEDULED
                                                       SEPTEMBER 30,     DECEMBER 31,        INTEREST              MATURITY
                                                           2001              2000              RATES                 DATE
                                                      ---------------   --------------   -----------------   --------------------
UNSECURED REVOLVING CREDIT FACILITY:
  Line of credit....................................     $     --          $173,450        LIBOR + 1.55%           N/A (1)

SECURED TERM LOANS:
  Secured by corporate tenant lease assets..........           --            77,860        LIBOR + 1.38%          June 2001
  Secured by corporate tenant lease assets..........           --            36,296        LIBOR + 1.00%        December 2004
  Secured by corporate tenant lease assets..........      193,000                --        LIBOR + 1.85%        July 2006 (2)
  Secured by corporate tenant lease assets..........       58,062            24,175       6.00% - 11.38%     Various through 2011
  Secured by corporate lending investment...........       50,000                --        LIBOR + 2.50%        July 2006 (3)
                                                         --------          --------
                                                          301,062           138,331
  Plus: debt premium................................          327                51
                                                         --------          --------
Total secured term loans............................      301,389           138,382

UNSECURED NOTES (4):
  6.75% Dealer Remarketable Securities (5)..........      125,000           125,000            6.75%              March 2013
  7.30% Notes.......................................           --           100,000            7.30%               May 2001
  7.70% Notes.......................................      100,000           100,000            7.70%              July 2017
  7.95% Notes.......................................       50,000            50,000            7.95%               May 2006
                                                         --------          --------
Total unsecured notes...............................      275,000           375,000
  Less: debt discount (6)...........................      (16,664)          (18,490)
                                                         --------          --------
TOTAL UNSECURED NOTES...............................      258,336           356,510
                                                         --------          --------
TOTAL DEBT OBLIGATIONS..............................     $559,725          $668,342
                                                         ========          ========

EXPLANATORY NOTES:
------------------------------

(1) On July 27, 2001, the Company replaced this facility with a new $300.0 million revolving credit facility at iStar Financial.

(2)  Maturity date reflects two one-year extensions at the Company's option.

(3) On July 6, 2001, the Company financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has an initial maturity of July 2005 with a one-year extension at the Company's option.

(4) The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(5) Subject to mandatory tender on March 1, 2003 to either the dealer or the Company. The initial coupon of 6.75% applies to first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset to market rates upon remarketing.

(6) As part of the accounting for the merger these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which the Company could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 8.81%, 8.75%, 9.51% and 9.04% for the 6.75% Dealer Remarketable Securities, 7.30% Notes, 7.70% Notes and 7.95% Notes, respectively.

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

    On June 14, 2001, the Company closed $193.0 million of financing secured by 15 corporate tenant lease assets. The floating-rate loan bears interest at LIBOR plus 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities.

    On July 6, 2001, the Company financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year extension at the Company's option.

    On July 27, 2001, the Company repaid the unsecured revolving credit facility. iStar Financial replaced this subsidiary facility with a $300.0 million revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003, with a one-year extension at iStar Financial's option and another one-year extension at the lenders' option. The facility bears interest at LIBOR + 2.125%.

    The 30-day LIBOR rate as of September 30, 2001 was 2.63%. The Company has entered into an interest rate swap agreement which, together with an existing LIBOR interest rate cap agreement struck at 7.75%, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

    The Company has also entered into a LIBOR interest rate cap struck at 7.75% in the notional amount of $35.0 million, which expires in December 2004.

    As of September 30, 2001, future expected/scheduled maturities of outstanding long-term debt stated in terms of the contractual obligation are as follows (in thousands) (unaudited)(1):

2001 (remaining three months)...............................  $     --
2002........................................................    14,711
2003........................................................        --
2004........................................................        --
2005........................................................     3,566
Thereafter..................................................   557,785
                                                              --------
Total principal maturities..................................   576,062
Net unamortized debt discounts..............................   (16,337)
                                                              --------
Total debt obligations......................................  $559,725
                                                              ========

EXPLANATORY NOTE:
------------------------------

(1) Assumes exercise of extension to the extent such extensions are at the Company's option.

NOTE 6--COMMITMENTS AND CONTINGENCIES

    The Company is subject to expansion option agreements with three existing customers which could require the Company to fund and to construct up to 166,000 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of September 30, 2001, the Company's portfolio consisted of 119 facilities principally subject to net leases to approximately 138 customers, comprising
14.6 million square feet in 23 states. Of the 119 total facilities, there are 20 facilities held in three joint venture partnerships. In addition, there are two "build-to-suit" facilities under development which are pre-leased to single-user corporate tenants.

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

    In July 2001, the Company disposed of 18 corporate tenant lease assets by transferring them to iStar Financial at their respective carrying amounts. Additionally, in July 2001, iStar Financial contributed cash of $97.0 million to the Company, which was used to pay off the Company's unsecured revolving credit facility.

    The following discussion of the results of operation will focus on comparisons between the three- and nine-month periods ended September 30, 2001 compared to the three- and nine-month periods ended September 30, 2000.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

    OPERATING LEASE INCOME--Operating lease income decreased to $41.6 million for the three months ended September 30, 2001 from $42.6 million for the same period in 2000. Of this decrease, $4.6 million resulted from the corporate tenant lease assets transferred to iStar Financial in July 2001, as discussed above. This decrease was partially offset by approximately $826,000 from new corporate tenant lease investments and $1.7 million in additional operating lease income attributable to existing corporate tenant lease investments owned in both quarters. The decrease was also offset by joint venture income which contributed an additional $1.1 million.

    INTEREST INCOME--Interest income increased to $2.8 million for the three months ended September 30, 2001 from $1.9 million for the same period in 2000. The increase is primarily due to interest income earned on newly-originated loan investments of $2.7 million, partially offset by the reduction of interest income and discount amortization from a loan transferred to the parent for cash in the first quarter of 2001. Additionally, interest income decreased due to the exercise of a convertible mortgage option in the third quarter 2000. These transactions resulted in a decrease of approximately $1.6 million in interest income.

    OTHER INCOME--Other income for the three months ended September 30, 2001 includes dividends on an investment.

    For the three months ended September 30, 2000, other income included amounts related to the conversion of a loan to a corporate tenant lease asset and a forfeited purchase deposit.

    INTEREST EXPENSE--For the three months ended September 30, 2001, interest expense decreased by $2.2 million to $10.9 million, from $13.1 million for the same period in 2000. This decrease is primarily the result of the repayment of revolving debt, together with refinancing term debt in a declining interest rate environment.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--Operating costs did not significantly change for the three months ended September 30, 2001 compared to the comparable period in 2000.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased approximately $1.0 to $6.3 million for the three months ended September 30, 2001 over the same period in the prior year. This decrease is primarily the result of corporate tenant lease dispositions in 2000 and 2001 and the transfer of corporate tenant lease assets to iStar Financial in July 2001. These decreases were partially offset by additional depreciation on investments.

    GENERAL AND ADMINISTRATIVE--For the three months ended September 30, 2001, general and administrative expenses decreased by approximately $474,000 to $1.0 million, compared to $1.5 million for the same period in 2000.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--On August 30, 2001, the Company disposed of one corporate tenant lease asset for total proceeds of $13.0 million, and recognized a loss of approximately $1.2 million.

    During the third quarter of 2000, one of the Company's joint ventures sold its facility for total proceeds of $41.9 million, and the Company recognized a gain of approximately $1.7 million. In addition, another of the Company's joint ventures sold all five of its facilities for total proceeds of $66.0 million, and the Company recognized a gain of approximately $222,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the three months ended September 30, 2001, the Company prepaid the unsecured revolving credit facility, which had a maturity date of May 2002, with cash contributed by iStar Financial. In connection with this prepayment, the Company expensed the remaining unamortized deferred financing costs, which resulted in an extraordinary loss on early extinguishment of debt of approximately $583,000.

    In the third quarter of 2000, certain of the proceeds from an asset disposition in one of the Company's joint ventures were used to repay
$16.4 million of a third-party debt at the joint venture. In connection with this pay down, the joint venture incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt to the Company of approximately $388,000.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

    OPERATING LEASE INCOME--Operating lease income increased to $132.8 million for the nine months ended September 30, 2001 from $128.7 million for the same period in 2000. Of this increase, $8.2 million was attributable to new corporate tenant lease investments and $4.4 million to additional operating lease income from existing corporate tenant lease investments owned in both quarters. In addition, joint venture income contributed $2.9 million to the increase. These increases in operating lease income from assets owned were partially offset by a $6.9 million decrease in operating lease income resulting from asset dispositions made in 2000 and 2001 and a $4.6 million decrease from the assets transferred to iStar Financial in July 2001.

    INTEREST INCOME--Interest income decreased to $5.7 million for the nine months ended September 30, 2001 from $6.3 million for the same period in 2000. The decrease is primarily due to the reduction of interest income and discount amortization from a loan transferred to the parent for cash in the first quarter of 2001. Additionally, interest income decreased due to the exercise of a convertible mortgage option in the third quarter 2000. These transactions resulted in a decrease of $5.2 million in interest income. This decrease was partially offset by $4.8 million of interest income earned in the second and third quarter 2001 on newly-originated loan investments.

    OTHER INCOME--Other income for the nine months ended September 30, 2001 includes quarterly dividends on an investment.

    For the nine months ended September 30, 2000, other income included amounts related to the conversion of a loan to a corporate tenant lease asset, a forfeited purchase deposit and an early termination fee.

    INTEREST EXPENSE--For the nine months ended September 30, 2001, interest expense decreased by $5.2 million to $34.7 million from $39.9 million for the same period in 2000. This decrease is primarily the result of the repayment of revolving debt, together with refinancing term debt in a declining interest rate environment.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the nine months ended September 30, 2001, operating costs increased by approximately $200,000 to $9.8 million, from $9.6 million for the same period in 2000.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased approximately $1.3 million to $21.1 million for the nine months ended
September 30, 2001 over the same period in the prior year. This decrease is primarily the result of corporate tenant lease dispositions in 2000 and 2001 and the transfer of corporate tenant lease assets to iStar Financial in July 2001. These decreases were partially offset by additional depreciation on investments.

    GENERAL AND ADMINISTRATIVE--For the nine months ended September 30, 2001, general and administrative expenses decreased by $2.3 million to $5.1 million, compared to $7.3 million for the same period in 2000. This decrease is primarily a result of a reduction in personnel and related overhead costs in 2001 as compared to 2000.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the nine months ended September 30, 2001, the Company disposed of three corporate tenant lease assets for total proceeds of $21.4 million, and recognized a net gain of approximately $403,000.

    During the first nine months of 2000, the Company disposed of seven assets for total proceeds of $256.2 million, and recognized gains of approximately $2.9 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the nine months ended September 30, 2001, the Company repaid a secured term loan, which had an original maturity date of December 2004. In connection with this early repayment, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt of approximately
$1.0 million during the first quarter of 2001. In the third quarter of 2001, the Company prepaid its unsecured revolving credit facility, which had an original maturity date of May 2002, with cash contributed by iStar Financial. In connection with this prepayment, the Company expensed the remaining unamortized deferred financing costs, which resulted in an extraordinary loss on early extinguishment of debt of approximately $583,000.

    During the first quarter of 2000, certain of the proceeds from an asset disposition were used to partially repay $8.1 million of a secured term loan. In connection with this partial pay down, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt of $317,000. In addition, during the third quarter of 2000, certain of the proceeds from an asset disposition in one of the Company's joint ventures were used to repay $16.4 million of a third-party debt at the joint venture. In connection with this pay down, the joint venture incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt to the Company of $388,000.

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

    Omitted pursuant to General Instruction H (2) of Form 10-Q.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

        None.

B.  REPORTS ON FORM 8-K

        On August 10, 2001, a Current Report on Form 8-K was filed in connection with the repayment and termination of the Company's $350 million unsecured revolving credit facility and the transfer of corporate tenant lease assets to another subsidiary of the Company's parent company.

        On October 10, 2001, an Amendment No. 1 to Current Report on Form 8-K/A was filed to provide the pro forma consolidated financial statements relating to the transaction presented in the Current Report on Form 8-K filed on August 10, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TRINET CORPORATE REALTY TRUST, INC.

                                                       REGISTRANT

Date: November 14, 2001                                /s/ JAY SUGARMAN
                                                       ---------------------------------------------
                                                       CHAIRMAN OF THE BOARD DIRECTORS AND
                                                       CHIEF EXECUTIVE OFFICER

Date: November 14, 2001                                /s/ SPENCER B. HABER
                                                       ---------------------------------------------
                                                       PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR
                                                       AND SECRETARY