Form 10-K
period 2001-12-31
TRINET CORPORATE REALTY TRUST INC
filed 2002-03-29
CIK 899162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   / /     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes / / No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $-0-.

    As of March 15, 2002, there were 100 shares of Common Stock outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I

Item 1. Business............................................      3

Item 2. Properties..........................................      4

Item 3. Legal Proceedings...................................      5

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................      5

PART II

Item 6. Selected Financial Data.............................      6

Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      6

Item 7a. Quantitative and Qualitative Disclosures about
  Market Risk...............................................      9

Item 8. Financial Statements and Supplemental Data..........     11

Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................     38

PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................     38

Item 11. Executive Compensation.............................     38

Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................     38

Item 13. Certain Relationships and Related Transactions.....     38

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
  on Form 8-K...............................................     38

SIGNATURES..................................................     41

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

OVERVIEW

    TriNet Corporate Realty Trust, Inc. (the "Company") is a wholly-owned subsidiary of iStar Financial Inc. (together with its predecessor, "iStar Financial"), a New York Stock Exchange listed commercial finance company (NYSE:
SFI), which specializes in providing private and corporate real estate owners with structured mortgage, corporate and lease financing. The Company provides capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. As of December 31, 2001, the Company's investments consisted of 119 facilities, comprising 13.6 million square feet in 22 states, and which were 97% leased. The five largest customers collectively accounted for approximately 22.2% of the Company's annualized lease revenue, and the Company's largest single customer accounted for approximately 5.7% of the Company's annualized lease revenue.

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

INVESTMENTS AND DISPOSITIONS

    INVESTMENTS--During 2001, the Company acquired an office facility in Harrisburg, Pennsylvania for a total purchase price of $26.8 million. The facility was simultaneously leased back to the customer with an initial term of 15 years. In addition to the 15-year bondable lease, the customer posted a letter of credit of approximately $2.8 million as additional collateral for its lease obligations to the Company.

    DISPOSITIONS--During 2001, the Company disposed of four corporate tenant lease assets for total proceeds of $26.3 million, and recognized a net gain of approximately $1.1 million.

ITEM 2.  PROPERTIES

    The Company's maintains an office at One Embarcadero Center San Francisco, CA 94111. Its telephone number, general facsimile number and e-mail address are
(415) 391-4300, (415) 391-6259 and istarfinancial.com, respectively. The lease for the Company's office space expires in March 2008.

    See Item 8--"Schedule III--Corporate Tenant Lease Assets and Accumulated Depreciation" for a detailed listing of corporate tenant lease facilities held for investment.

LEASE EXPIRATIONS

    As of December 31, 2001, lease expirations on the Company's corporate tenant lease assets, including facilities owned by the Company's joint ventures, are as follows:

                                                        ANNUALIZED      % OF ANNUALIZED
                                          NUMBER OF      IN-PLACE          IN-PLACE
                                           LEASES     OPERATING LEASE   OPERATING LEASE    % OF TOTAL
YEAR OF LEASE EXPIRATION                  EXPIRING      INCOME (1)          INCOME        REVENUE (2)
------------------------                  ---------   ---------------   ---------------   ------------
                                                      (IN THOUSANDS)
2002....................................      28         $  12,075             7.2%            6.6%
2003....................................      19            16,631             9.9%            9.1%
2004....................................      29            22,019            13.1%           12.0%
2005....................................      15            12,566             7.5%            6.9%
2006....................................      27            21,579            12.9%           11.8%
2007....................................       9             9,011             5.4%            4.9%
2008....................................       4             4,573             2.7%            2.5%
2009....................................      13            14,452             8.6%            7.9%
2010....................................       3             3,802             2.3%            2.1%
2011....................................       4             1,899             1.1%            1.0%
2012 and thereafter.....................      30            48,973            29.3%           26.8%
                                                         ---------           -----            ----
  Total.................................                 $ 167,580           100.0%
                                                         =========           =====
  Weighted average remaining
    lease term.....................................      7.2 years
                                                         =========

EXPLANATORY NOTE:
------------------------------

(1) Reflects annualized GAAP operating lease income for leases in place at December 31, 2001. The operating lease income includes the Company's pro-rata share from facilities owned by the Company's joint ventures.

(2) Reflects annualized GAAP operating lease income for leases in place at December 31, 2001 as a percentage of annualized total revenue for the quarter ended December 31, 2001.

ASSET BASE

    The following table sets forth the composition of the Company's investments as of December 31, 2001:

                                                                                             % OF
                                                                                          ANNUALIZED
                                                                   ANNUALIZED IN-PLACE     IN-PLACE
                                                      NUMBER OF      OPERATING LEASE      OPERATING
TYPE                                                  FACILITIES       INCOME (1)        LEASE INCOME
----                                                  ----------   -------------------   ------------
                                                                     (IN THOUSANDS)
Office Facilities...................................      70             $111,431            66.5%
Industrial Facilities...............................      47               45,241            27.0%
Parking Garage......................................       1                1,351             0.8%
Ground Lease........................................       1                9,557             5.7%
                                                         ---             --------           -----
  Total.............................................     119             $167,580           100.0%
                                                         ===             ========           =====

EXPLANATORY NOTE:
------------------------------

(1) Reflects annualized GAAP operating lease income for leases in place at December 31, 2001. The operating lease income includes the Company's pro-rata share from facilities owned by the Company's joint ventures.

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

GENERAL

    As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of December 31, 2001, the Company's portfolio consisted of 119 facilities principally subject to net leases to approximately 136 customers, comprising
13.6 million square feet in 22 states. Of the 119 total facilities, there are 20 facilities held in three joint venture partnerships.

    On November 3, 1999, consistent with previously announced terms, the Company's shareholders and the shareholders of iStar Financial approved the merger of the Company with a wholly-owned subsidiary of iStar Financial. In the merger, each issued and outstanding share of the Company's common stock was converted into 1.15 shares of common stock of iStar Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D (respectively) Cumulative Redeemable Preferred Stock of iStar Financial. The iStar Financial preferred stock issued to the Company's former preferred stockholders have substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The holders of iStar Financial's Series A Preferred Stock received Series A Preferred Stock in the Incorporation Merger with the same rights and preferences as existed prior to the merger. The merger was structured as a tax-free reorganization under federal tax law.

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

    In November 2001, the Company disposed of one corporate tenant lease asset by transferring it to iStar Financial at its respective carrying amount.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    INTEREST INCOME--Interest income increased to $8.8 million for the 12 months ended December 31, 2001 from $8.3 million for the same period in 2000. The increase is primarily due to $7.2 million of interest income earned in 2001 on newly-originated loan investments. This increase was partially offset by a $5.4 million reduction of interest income and discount amortization from a loan transferred to the parent for cash in the first quarter of 2001. Additionally, interest income decreased by $1.2 million due to the exercise of a convertible mortgage option in the third quarter of 2000, and by $460,000 of interest earned on cash and cash equivalents in 2001 as compared to 2000.

    OPERATING LEASE INCOME--Operating lease income increased $2.2 million to $173.2 million for the 12 months ended December 31, 2001 from $171.0 million for the same period in 2000. Of this increase, $11.1 million was attributable to new corporate tenant lease assets and $6.0 million to additional operating lease income from existing corporate tenant lease assets owned in both periods. In addition, joint venture income contributed $4.4 million to the increase. These increases were partially offset by a $7.0 million decrease in operating lease income resulting from asset dispositions made in 2000 and 2001 and a $12.3 million decrease from the assets transferred to iStar Financial in July 2001.

    OTHER INCOME--Other income consists primarily of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures and credit enhancement fees. During the year ended December 31, 2001, other income included lease termination fees of $1.5 million (or 50.4% of other income), project management fees of $729,000 (25.5%) and dividend income of $625,000 (21.9%).

    During the year ended December 31, 2000, other income consisted of $3.6 million (70.6%) resulting from the recognition of unamortized loan discounts upon the conversion of two loans, lease termination fees of $417,000 (8.2%), financial advisory fees of $363,000 (7.1%), earnest deposit forfeitures of $351,000 (6.9%) and dividend income of $251,000 (4.9%).

    INTEREST EXPENSE--For the 12 months ended December 31, 2001, interest expense decreased by $7.1 million to $45.5 million from $52.6 million for the same period in 2000. This decrease is primarily the result of the repayment of revolving debt, term debt and unsecured corporate debt in 2001, as well as lower rates on variable-rate debt obligations. This decrease was partially offset by new secured term debt obtained in 2001 and the amortization of associated loan costs.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the 12 months ended December 31, 2001, operating costs were comparable to the same period in 2000. Such operating costs represent unreimbursed operating expenses associated with corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased
$1.4 million to $27.4 million for the 12 months ended December 31, 2001 from $28.8 million for the same period in 2000. This decrease is primarily the result of the transfer of corporate tenant lease assets to iStar Financial and corporate tenant lease dispositions, which accounted for $2.4 million and $1.1 million of the decrease, respectively. These decreases were partially offset by additional depreciation from new corporate tenant lease assets and from depreciation on improvements of existing corporate tenant lease assets that accounted for an increase of $1.1 million and $1.0 million, respectively.

    GENERAL AND ADMINISTRATIVE--For the 12 months ended December 31, 2001, general and administrative expenses decreased by $1.6 million to $7.6 million, compared to $9.2 million for the same period in 2000. This decrease is primarily a result of a reduction in personnel-related expenses and equipment-leasing expenses in 2001 as compared to 2000.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During 2001, the Company disposed of four corporate tenant lease assets for total proceeds of $26.3 million and recognized net gains of $1.1 million.

    During 2000, the Company disposed of 14 corporate tenant lease assets, including six assets held in joint venture partnerships, for total proceeds of $256.7 million, and recognized net gains of $2.9 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the 12 months ended December 31, 2001 and 2000, the Company or its joint ventures prepaid debt obligations of $133.0 million and $24.5 million, respectively. These transactions resulted in an extraordinary loss on early extinguishment of debt resulting from prepayment penalties and the expense associated with remaining unamortized deferred financing costs of $1.6 million and $705,000 for the 12 months ended December 31, 2001 and 2000, respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO COMBINED PRE- AND POST-MERGER PERIODS
  FOR 1999

    Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

CRITICAL ACCOUNTING POLICIES

    The Company's Consolidated Financial Statements include the accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

    The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. Management believes the more significant of these to be as follows:

    REVENUE RECOGNITION--The most significant sources of the Company's revenue come from its lending operations and its corporate tenant lease operations. For its lending operations, the Company reflects income using the effective yield method, which recognizes periodic income over the expected term of the investment on a constant yield basis. For corporate tenant lease assets, the Company recognizes income on the straight-line method, which effectively recognizes contractual lease payments to be received by the Company evenly over the term of the lease. Management believes the Company's revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

    IMPAIRMENT OF LONG-LIVED ASSETS--Corporate tenant lease assets represent "long-lived" assets for accounting purposes. The Company periodically reviews long-lived assets to be held and used in its leasing operations for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management's opinion, based on this analysis, corporate tenant assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    RISK MANAGEMENT AND FINANCIAL INSTRUMENTS--The Company has historically utilized derivative financial instruments only as a means to help to manage its interest rate risk exposure on a portion of its variable-rate debt obligations (i.e., as cash flow hedges). The instruments utilized are generally either pay-fixed swaps or LIBOR-based interest rate caps which are widely used in the industry and generally major financial institutions. The Company's accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in other comprehensive income. Realized effects on the Company's cash flows are generally recognized currently in income.

LIQUIDITY AND CAPITAL RESOURCES

    Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

    Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. The Company's operating results will depend in part on the interest expense incurred in connection with its variable-rate interest bearing liabilities.

    Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. As more fully discussed in Note 3 to the Company's Consolidated Financial Statements, the Company hedges to limit the effects of changes in interest rates on its operations by engaging in interest rate caps and swaps.

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

    The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 100 or 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases (as of December 31, 2001), less related interest expense and operating costs on corporate tenant lease assets, for the year ended December 31, 2001. Net fair value of financial instruments is calculated as the sum of the value of derivative instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect of interest-bearing liabilities as of December 31, 2001. The base interest rate scenario assumes interest rates as of December 31, 2001. Actual results could differ significantly from those estimated in the table.

                         ESTIMATED PERCENTAGE CHANGE IN

                                                             NET INVESTMENT      NET FAIR VALUE OF
CHANGE IN INTEREST RATES                                         INCOME       FINANCIAL INSTRUMENTS(1)
------------------------                                     --------------   ------------------------
-200 Basis Points..........................................        2.72%                (6.57)%
-100 Basis Points..........................................        1.36%                (3.16)%
Base Interest Rate.........................................        0.00%                 0.00%
+100 Basis Points..........................................       (1.36)%                2.94%
+200 Basis Points..........................................       (2.72)%                5.69%

EXPLANATORY NOTE:
------------------------------

(1) Amounts exclude fair values of non-financial invesments, primarily CTL assets and certain forms of corporate finance investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

                                                                PAGE
                                                              --------
Financial Statements:

  Report of Independent Accountants.........................     12
  Consolidated Balance Sheets at December 31, 2001 and
    2000....................................................     13
  Consolidated Statements of Operations for the year ended
    December 31, 2001, for the year ended December 31, 2000
    and for the periods November 4, 1999 to December 31,
    1999 and January 1, 1999 to November 3, 1999............     14
  Consolidated Statements of Changes in Shareholder's Equity
    for the year ended December 31, 2001, for the year
    ended December 31, 2000 and for the periods November 4,
    1999 to December 31, 1999 and January 1, 1999 to
    November 3, 1999........................................     15
  Consolidated Statements of Cash Flows for the year ended
    December 31, 2001, for the year ended December 31, 2000
    and for the periods November 4, 1999 to December 31,
    1999 and January 1, 1999 to November 3, 1999............     16
  Notes to Consolidated Financial Statements................     17

Financial Statement Schedule:

  For the period ended December 31, 2001:

  Schedule III--Corporate Tenant Lease Assets and
    Accumulated Depreciation................................     33

  Notes to Schedule III.....................................     37

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    Financial statements of four companies or joint ventures accounted for under the equity method have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount and the investments in and advances to each company are less than 20% of consolidated total assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of TriNet Corporate Realty Trust, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TriNet Corporate Realty Trust, Inc. and its subsidiaries (the "Company") at
December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and for the periods November 4, 1999 to December 31, 1999 and January 1, 1999 to November 3, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
March 1, 2002

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2001        2000*
                                                              ----------   ----------
                                       ASSETS
Loans and other lending investments, net....................  $   81,743   $   90,796
Corporate tenant lease assets, net..........................   1,191,649    1,486,049
Cash and cash equivalents...................................       8,872       11,541
Restricted cash.............................................         167        7,032
Accrued interest receivable.................................         233           --
Deferred operating lease income receivable..................      18,621       10,235
Deferred expenses and other assets..........................      22,886       18,527
                                                              ----------   ----------
  Total assets..............................................  $1,324,171   $1,624,180
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   50,816   $   40,647
Debt obligations............................................     558,395      668,342
                                                              ----------   ----------
  Total liabilities.........................................     609,211      708,989
                                                              ----------   ----------
Commitments and contingencies...............................          --           --

Minority interest in consolidated entities..................       2,565        2,565

Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized:
  100 shares issued and outstanding at December 31, 2001 and
  2000,
  respectively..............................................          --           --
Additional paid-in capital..................................     751,969      890,271
Retained earnings...........................................          --       62,651
Accumulated other comprehensive income (See Note 10)........         722           --
Common stock of iStar Financial (parent) held in treasury
  (at cost).................................................     (40,296)     (40,296)
                                                              ----------   ----------
  Total shareholder's equity................................     712,395      912,626
                                                              ----------   ----------
  Total liabilities and shareholder's equity................  $1,324,171   $1,624,180
                                                              ==========   ==========

------------------------

*   RECLASSIFIED TO CONFORM TO 2001 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOR THE           FOR THE           POST-MERGER         PRE-MERGER
                                              YEAR ENDED         YEAR ENDED      NOVEMBER 4, 1999     JANUARY 1, 1999
                                             DECEMBER 31,       DECEMBER 31,      TO DECEMBER 31,     TO NOVEMBER 3,
                                                 2001              2000*               1999*               1999*
                                            ---------------   ----------------   -----------------   -----------------
REVENUES:
  Interest income.........................     $  8,773           $  8,303            $ 1,360            $  6,731
  Operating lease income..................      173,171            171,024             26,817             132,483
  Other income............................        2,860              5,097                715               8,281
                                               --------           --------            -------            --------
    Total revenue.........................      184,804            184,424             28,892             147,495
                                               --------           --------            -------            --------

COSTS AND EXPENSES:
  Interest expense........................       45,544             52,571              8,462              37,184
  Operating costs-corporate tenant lease
    assets................................       12,828             12,809              2,246               5,590
  Depreciation and amortization...........       27,397             28,795              4,880              24,069
  General and administrative..............        7,642              9,198              1,608              10,364
  Provision for asset impairment..........           --                 --                 --               3,400
                                               --------           --------            -------            --------
    Total costs and expenses..............       93,411            103,373             17,196              80,607
                                               --------           --------            -------            --------
Net income before minority interest,
  transaction costs, gain on sales of
  corporate tenant lease assets,
  extraordinary loss and cumulative effect
  of change in accounting principle.......       91,393             81,051             11,696              66,888
Minority interest in consolidated
  entities................................         (164)              (164)               (41)               (123)
Merger-related transaction costs..........           --                 --                 --             (11,197)
Gain on sales of corporate tenant lease
  assets..................................        1,146              2,948                 --               2,471
                                               --------           --------            -------            --------
Net income before extraordinary loss and
  cumulative effect of change in
  accounting principle....................       92,375             83,835             11,655              58,039
Extraordinary loss on early extinguishment
  of debt.................................       (1,620)              (705)                --                (665)
Cumulative effect of change in accounting
  principle...............................         (269)                --                 --              (1,810)
                                               --------           --------            -------            --------
Net income................................     $ 90,486           $ 83,130            $11,655            $ 55,564
Preferred dividend requirements...........           --                 --                 --             (11,758)
                                               --------           --------            -------            --------
Net income allocable to common
  shareholders............................     $ 90,486           $ 83,130            $11,655            $ 43,806
                                               ========           ========            =======            ========

Basic earnings per common share...........          n/a                n/a                n/a            $   1.75
                                                                                                         ========

Diluted earnings per common share.........          n/a                n/a                n/a            $   1.75
                                                                                                         ========

--------------------------

*   RECLASSIFIED TO CONFORM TO 2001 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                     PREFERRED STOCK        COMMON STOCK       ADDITIONAL   RETAINED    COMPREHENSIVE
                                   -------------------   -------------------    PAID-IN     EARNINGS        INCOME       TREASURY
                                    ISSUED     AMOUNT     ISSUED     AMOUNT     CAPITAL     (DEFICIT)      (LOSSES)       STOCK
                                   --------   --------   --------   --------   ----------   ---------   --------------   --------
Balance at January 1, 1999.......    7,300      $ 73      24,872      $249      $855,568    $(52,430)      $     --      $    --
Exercise of common stock
  options........................       --        --         142         1         3,601          --             --           --
Issuance of stock under
  management purchase plan.......       --        --          53         1         1,161          --             --           --
Incentive stock compensation.....       --        --          --        --         1,146          --             --           --
Net income.......................       --        --          --        --            --      55,564             --           --
Common stock dividends
  declared.......................       --        --          --        --            --     (48,756)            --           --
Preferred stock dividends
  declared.......................       --        --          --        --            --     (11,758)            --           --
                                    ------      ----     -------      ----      --------    --------       --------      --------
Balance at November 3, 1999......    7,300      $ 73      25,067      $251      $861,476    $(57,380)      $     --      $    --
                                    ======      ====     =======      ====      ========    ========       ========      ========

Investment by parent into
  subsidiary on November 4,
  1999...........................       --      $ --          --      $ --      $890,271    $     --       $     --      $    --
Purchase of parent common
  stock..........................       --        --          --        --            --          --             --      (39,994)
Net income.......................       --        --          --        --            --      11,655             --           --
                                    ------      ----     -------      ----      --------    --------       --------      --------
Balance at December 31, 1999.....       --        --          --        --       890,271      11,655             --      (39,994)
Purchase of iStar Financial
  shares held in treasury........       --        --          --        --            --          --             --         (302)
Dividends paid to iStar
  Financial......................       --        --          --        --            --     (37,500)            --           --
Dividends received on iStar
  Financial shares held in
  treasury.......................       --        --          --        --            --       5,366             --           --
Net income for the period........       --        --          --        --            --      83,130             --           --
                                    ------      ----     -------      ----      --------    --------       --------      --------
Balance at December 31, 2000.....       --        --          --        --       890,271      62,651             --      (40,296)
Contribution from iStar
  Financial......................       --        --          --        --        97,045          --             --           --
Distribution of corporate tenant
  lease assets to iStar
  Financial......................       --        --          --        --      (217,746)    (61,208)            --           --
Dividends paid to iStar
  Financial......................       --        --          --        --       (17,601)    (98,869)            --           --
Dividends received on iStar
  Financial shares held in
  treasury.......................       --        --          --        --            --       6,940             --           --
Net income for the period........       --        --          --        --            --      90,486             --           --
Cumulative effect of change in
  accounting principle...........       --        --          --        --            --          --         (1,517)          --
Change in accumulated other
  comprehensive income...........       --        --          --        --            --          --          2,239           --
                                    ------      ----     -------      ----      --------    --------       --------      --------
Balance at December 31, 2001.....   $   --      $ --     $    --      $ --      $751,969    $     --       $    722      $(40,296)
                                    ======      ====     =======      ====      ========    ========       ========      ========


                                       TOTAL
                                   -------------
Balance at January 1, 1999.......    $803,460
Exercise of common stock
  options........................       3,602
Issuance of stock under
  management purchase plan.......       1,162
Incentive stock compensation.....       1,146
Net income.......................      55,564
Common stock dividends
  declared.......................     (48,756)
Preferred stock dividends
  declared.......................     (11,758)
                                     --------
Balance at November 3, 1999......    $804,420
                                     ========
Investment by parent into
  subsidiary on November 4,
  1999...........................    $890,271
Purchase of parent common
  stock..........................     (39,994)
Net income.......................      11,655
                                     --------
Balance at December 31, 1999.....     861,932
Purchase of iStar Financial
  shares held in treasury........        (302)
Dividends paid to iStar
  Financial......................     (37,500)
Dividends received on iStar
  Financial shares held in
  treasury.......................       5,366
Net income for the period........      83,130
                                     --------
Balance at December 31, 2000.....     912,626
Contribution from iStar
  Financial......................      97,045
Distribution of corporate tenant
  lease assets to iStar
  Financial......................    (278,954)
Dividends paid to iStar
  Financial......................    (116,470)
Dividends received on iStar
  Financial shares held in
  treasury.......................       6,940
Net income for the period........      90,486
Cumulative effect of change in
  accounting principle...........      (1,517)
Change in accumulated other
  comprehensive income...........       2,239
                                     --------
Balance at December 31, 2001.....    $712,395
                                     ========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                              POST-MERGER     PRE-MERGER
                                                              FOR THE YEAR    FOR THE YEAR    NOVEMBER 4,     JANUARY 1,
                                                                  ENDED          ENDED          1999 TO        1999 TO
                                                              DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    NOVEMBER 3,
                                                                  2001           2000*           1999*          1999*
                                                              -------------   ------------   -------------   ------------
Cash flows from operating activities:
Net income..................................................    $  90,486      $  83,130       $ 11,655       $  55,564
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest in consolidated entities................          164            164             41             123
  Depreciation and amortization.............................       31,875         33,008          4,880          24,069
  Amortization of discounts/premiums........................       (2,025)        (4,299)           351           1,645
  Equity in earnings of unconsolidated joint ventures.......       (9,439)        (5,016)          (373)         (2,330)
  Distributions from operating joint ventures...............        4,895          4,511            470           4,708
  Deferred operating lease income receivable................      (10,923)        (9,130)        (1,597)         (4,441)
  Gain on sales of corporate tenant lease assets............       (1,146)        (2,948)            --          (2,471)
  Extraordinary loss on early extinguishment of debt........        1,620            705             --             665
  Cumulative effect of a change in accounting principle.....          269             --             --           1,810
  Provision for asset impairment............................           --             --             --           3,400
  Merger-related transaction costs..........................           --             --             --          11,197
  Changes in assets and liabilities:
    Increase in accrued interest receivable.................           (6)            --             --              --
    (Increase) decrease in deferred expenses and other
     assets.................................................       (4,188)        (8,241)          (321)          2,344
    Increase (decrease) in accounts payable, accrued
     expenses and other liabilities.........................        6,113         (4,989)           (97)         (7,483)
                                                                ---------      ---------       --------       ---------
    Cash flows provided by operating activities.............      107,695         86,895         15,009          88,800
                                                                ---------      ---------       --------       ---------
Cash flows from investing activities:
  New investment originations/acquisitions..................     (101,282)      (183,974)            --         (49,984)
  Net proceeds from sales of corporate tenant lease
    assets..................................................       26,306        146,265             --          56,690
  Repayments of and principal collections on loans and other
    lending investments.....................................       93,596         15,898             --          27,725
  Cash acquired in merger transaction.......................           --             --          3,729              --
  Merger-related transaction costs..........................           --             --        (19,865)         (4,628)
  Investments in and advances to unconsolidated joint
    ventures................................................       (1,601)       (23,540)          (377)         (1,401)
  Distributions from unconsolidated joint ventures..........       24,265         31,129             --             274
  Capital expenditures for build-to-suit activities.........      (14,266)        (5,022)            --              --
  Capital improvement projects on corporate tenant lease
    assets..................................................       (6,629)        (6,831)            --          (2,044)
  Other capital expenditures on corporate tenant lease
    assets..................................................       (4,467)        (1,179)        (1,271)         (4,390)
                                                                ---------      ---------       --------       ---------
    Cash flows provided by (used in) investing activities...       15,922        (27,254)       (17,784)         22,242
                                                                ---------      ---------       --------       ---------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
    facility................................................     (173,450)       (13,250)        46,600         (48,800)
  Borrowings under term loans...............................      277,664             --             --              --
  Repayments under term loans...............................     (117,175)       (13,559)          (150)        (11,307)
  Repayments under unsecured notes..........................     (100,000)            --             --              --
  Common dividends paid--predecessor........................           --             --             --         (64,922)
  Preferred dividends paid--predecessor.....................           --             --             --         (11,758)
  (Increase) decrease in restricted cash held in connection
    with debt obligations...................................        6,865           (335)           723          10,348
  Distributions to minority interest in consolidated
    entities................................................         (164)          (164)            --            (164)
  Extraordinary loss on early extinguishment of debt........       (1,037)          (317)            --            (440)
  Payments for deferred financing costs.....................       (6,505)           (50)            --            (478)
  Proceeds from issuance of common stock....................           --             --             --           4,763
  Purchase of iStar Financial's treasury stock..............           --           (302)       (39,994)             --
  Contributions from iStar Financial........................       97,046             --             --              --
  Dividends paid to iStar Financial.........................     (116,470)       (37,500)            --              --
  Dividends received on iStar Financial's treasury stock....        6,940          5,366             --              --
                                                                ---------      ---------       --------       ---------
    Cash flows (used in) provided by financing activities...     (126,286)       (60,111)         7,179        (122,758)
                                                                ---------      ---------       --------       ---------
Increase (decrease) in cash and cash equivalents............       (2,669)          (470)         4,404         (11,716)
Cash and cash equivalents at beginning of period............       11,541         12,011          7,607          19,323
                                                                ---------      ---------       --------       ---------
Cash and cash equivalents at end of period..................    $   8,872      $  11,541       $ 12,011       $   7,607
                                                                =========      =========       ========       =========
Suppplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of
    capitalized interest....................................    $  42,384      $  48,896       $  6,586       $  35,804
                                                                =========      =========       ========       =========

----------------------------------

*   RECLASSIFIED TO CONFORM TO 2001 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND ORGANIZATION

    BUSINESS--TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company typically provides capital by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term net leases to creditworthy customers occupying office and industrial facilities. As of December 31, 2001, the Company's portfolio consisted of 119 facilities principally subject to net leases to approximately 136 customers, comprising 13.6 million square feet in 22 states. Of the 119 total facilities, there are 20 facilities held in three unconsolidated joint ventures.

    ORGANIZATION--The Company became a wholly-owned subsidiary of iStar Financial through a merger on November 4, 1999. As a wholly-owned subsidiary of iStar Financial, a real estate investment trust ("REIT"), the Company operates as a qualified real estate investment trust subsidiary ("QRS") under the Internal Revenue Code of 1986, as amended (the "Code").

    MERGER TRANSACTION--On November 3, 1999, the Company's shareholders and the shareholders of iStar Financial approved the merger of the Company with a wholly-owned subsidiary of iStar Financial. The shareholders of iStar Financial also approved: (1) the acquisition by iStar Financial, through a merger and contribution of interests, of 100% of the ownership interests in its external advisor; and (2) the change in form of its organization from a business trust to a corporation ("Incorporation Merger"). Pursuant to the merger, the Company merged with and into a subsidiary of iStar Financial, with the Company surviving as a wholly-owned subsidiary of iStar Financial. In the merger, each issued and outstanding share of the Company's common stock was converted into 1.15 shares of common stock of iStar Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D (respectively) Cumulative Redeemable Preferred Stock of iStar Financial. The iStar Financial preferred stock issued to the Company's former preferred shareholders has substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The holders of iStar Financial's Series A Preferred Shares received Series A Preferred Shares in the Incorporation Merger with the same rights and preferences as existed prior to the merger. The merger was structured as a tax-free reorganization under federal tax law.

    These transactions were consummated as of November 4, 1999, at which time iStar Financial's single class of common shares began trading on the New York Stock Exchange under the symbol "SFI."

NOTE 2--BASIS OF PRESENTATION

    The accompanying audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership. The Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary that has a $2.0 million investment in a real estate company based in Mexico. The Company owns 95% of the outstanding voting and non-voting common stock (representing 1% voting power and 95% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5% of the outstanding voting and non-voting common stock (representing 99% voting

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED) power and 5% economic interest) in TMOC. As of December 31, 2001, there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the election to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    TMOC was formed as a taxable corporation for the purpose of maintaining compliance with REIT provisions of the Code and is accounted for under the equity method for financial statement purposes. If TMOC was consolidated with the Company for financial statement purposes, it would have no material impact on the Company's operations. As of December 31, 2001, this corporation had no debt obligations.

    Certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at December 31, 2001 and December 31, 2000 and the results of its operations, changes in shareholder's equity and its cash flows for the year ended December 31, 2001, the year ended December 2000 and the periods
November 4, 1999 to December 31, 1999 and January 1, 1999 to November 3, 1999. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

    The Company's consolidated results of operations for the period January 1, 1999 to November 3, 1999 reflect the historical operating results prior to the merger. The Company's consolidated results of operations for the years ended December 31, 2001 and 2000 and for the period November 4, 1999 through
December 31, 1999 reflect the operations of the Company after the merger and the impact of the required APB 16 purchase accounting adjustments, as previously described. In general, the recognition of straight-line operating lease revenue, depreciation, interest income and interest expense have been impacted by the new cost basis of the assets and liabilities on the balance sheet.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--Loans and Other Lending Investments includes corporate/ partnership loans. Management considers its investments in this category to be either held-to-maturity or available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost, while items classified as available-for-sale are reported at fair value, with unrealized gains and losses included in other comprehensive income.

    CORPORATE TENANT LEASE ASSETS AND DEPRECIATION--Corporate tenant lease assets are generally recorded at cost less accumulated depreciation. On November 4, 1999, the effective date of the merger, adjustments

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) were made to increase the book value of corporate tenant lease assets in the aggregate to reflect iStar Financial's purchase price and to eliminate prior period accumulated depreciation.

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

    Corporate tenant lease assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In accordance with management's opinion, corporate tenant lease assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $1.0 million and $513,000 during the 12-month periods ended December 31, 2001 and 2000, respectively.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include all cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    RESTRICTED CASH--Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations and leasing transactions.

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

Impact on assets (increase) decrease:
  Loans and other lending investments.......................  $   9,703
  Corporate tenant lease assets.............................   (187,773)
  Deferred operating lease income receivable................     29,643
  Loan costs................................................     10,913
  Other assets..............................................      1,833
Impact on liabilities and equity increase (decrease):
  Debt obligations..........................................     56,932
  Accounts payable, accrued expenses and other
    liabilities.............................................     (3,373)
  Shareholder's equity......................................     85,851
                                                              ---------
Net cash impact of merger transaction.......................  $   3,729
                                                              =========

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION--The Company's revenue recognition policies are as follows:

    LOANS AND OTHER LENDING INVESTMENTS: The Company classifies loans and other lending investments as either held-to-maturity or available-for-sale. The Company reflects held-to-maturity investments at amortized cost less acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Items reflected as available-for-sale are reported at fair value, with unrealized gains and losses included in other comprehensive income. On occasion, the Company may acquire loans at either premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase in the prepayment gain or loss, respectively. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

    LEASING INVESTMENTS: Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as deferred operating lease income receivable on the balance sheet.

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

    CREDIT RISK CONCENTRATION--The Company underwrites the credit of prospective customers and may require them to provide some form of additional credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's assets are geographically diverse and its customers operate in a variety of industries, to the extent the Company has a significant concentration of operating lease revenue from any single customer, the inability of that customer to make its payments could have an adverse effect on the Company.

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

    Upon adoption, the Company recognized a charge to net income of approximately $269,000 and an additional charge of $1.5 million to other comprehensive income, representing the cumulative effect of change in accounting principle.

    OTHER NEW ACCOUNTING STANDARDS--In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company has adopted SAB 101, as required, in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material financial impact on the financial position or results of operations of the Company.

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

    In July 2001, the SEC released Staff Accounting Bulletin No. 102. ("SAB 102"), "Selected Loan Loss Allowance and Documentation Issues." SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) loan and lease losses. Adoption of SAB 102 by the Company did not have a significant impact on the Company.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. The Company does not believe the adoption of SFAS No. 141 will have a significant effect on the Company's financial position or results of operations. SFAS
No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for companies with fiscal years beginning after March 15, 2001. The Company will adopt the provisions of this statement on January 1, 2002, as required, and it does not believe the adoption of SFAS No. 142 will have a significant impact on the Company.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company is currently evaluating this statement to assess its impact on the financial statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company will adopt the provisions of this statement on January 1, 2002, as required. The Company does not believe the adoption of SFAS No. 144 will have a significant impact on the Company.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    During the second quarter of 2001, the Company originated a $75.0 million term preferred investment in a publicly-traded real estate customer. The Company's investment carries an initial current yield of 10.5%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment is convertible into the customer's common stock at a strike price of $25.00 per share. The investment is callable by the customer between months 13 and 30 of the term at a yield maintenance premium, and after month 30, at a premium sufficient to generate a 14.62% internal rate of return on the Company's investment. The investment is putable by the Company to the customer for cash after five years. Such investment is classified as available-for-sale and reported at fair value, with unrealized gains and losses reported in other comprehensive income.

NOTE 5--CORPORATE TENANT LEASE ASSETS

    During 2001, the Company acquired an office facility in Harrisburg, Pennsylvania for a total purchase price of $26.8 million. The facility was simultaneously leased back to the customer with an initial term of 15 years. In addition to the 15-year bondable lease, the customer posted a letter of credit of approximately $2.8 million as additional collateral for its lease obligation to the Company.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--CORPORATE TENANT LEASE ASSETS (CONTINUED)
    In July 2001, the Company disposed of 18 corporate tenant lease assets by transferring them to iStar Financial at their respective carrying amounts. Additionally, in November 2001, the Company disposed of one corporate tenant lease asset by transferring it to iStar Financial at its respective carrying amount.

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

                                                      DECEMBER 31,    DECEMBER 31,
                                                          2001            2000
                                                      -------------   -------------
Buildings and improvements..........................   $  923,996      $1,126,418
Land and land improvements..........................      259,678         318,412
Less: accumulated depreciation......................      (46,890)        (31,764)
                                                       ----------      ----------
                                                        1,136,784       1,413,066
Investments in unconsolidated joint ventures........       54,865          72,983
                                                       ----------      ----------
    Corporate tenant lease assets, net..............    1,191,649      $1,486,049
                                                       ==========      ==========

    The Company's CTL assets are leased to customers with initial term expiration dates from 2002 to 2023. Future operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2001, are approximately as follows (in thousands):

YEAR                                                            AMOUNT
----                                                          ----------
2002........................................................  $  136,682
2003........................................................     132,139
2004........................................................     114,373
2005........................................................      98,568
2006........................................................      87,898
Thereafter..................................................     563,453

    The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes.

    The Company is subject to expansion option agreements with two existing customers which could require the Company to fund and to construct up to 39,800 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At
December 31, 2001, the Company had investments in four joint ventures:
(1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; and (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities. The Company previously had an equity investment in CTC II. The corporate tenant lease assets held in that joint venture were sold for approximately
$66.0 million in September 2000. In connection with the CTC II sale, the Company's note

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--CORPORATE TENANT LEASE ASSETS (CONTINUED) receivable from the venture was modified to mature on December 31, 2001, on which date it was repaid in full.

    At December 31, 2001, the ventures comprised 20 net leased facilities. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at December 31, 2001 was $54.9 million. The joint ventures' carrying value for the 20 facilities owned at December 31, 2001 was $292.0 million. The joint ventures' carrying value of the land held for sale was $7.7 million. In the aggregate, the joint ventures had total assets of $339.3 million and total liabilities of $244.1 million as of December 31, 2001, and net income of $15.7 million for the 12 months ended December 31, 2001. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights which limit the Company's control. The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures, its respective income and the Company's pro rata share of its ventures' third-party non-recourse debt as of December 31, 2001 are presented below (in thousands):

                                                             PRO RATA
                                                             SHARE OF                 THIRD-PARTY DEBT
                                                 JOINT     THIRD-PARTY    ----------------------------------------
UNCONSOLIDATED JOINT   OWNERSHIP     EQUITY     VENTURE    NON-RECOURSE       INTEREST             SCHEDULED
VENTURE                    %       INVESTMENT    INCOME        DEBT             RATE             MATURITY DATE
--------------------   ---------   ----------   --------   ------------   ----------------   ---------------------
Operating:
  Sunnyvale..........    44.7%      $13,168      $1,179      $ 10,728     LIBOR + 1.25%        November 2004(1)
  CTC I..............    50.0%       12,383       4,208        60,611      7.66%-7.87%       Various through 2011
  Milpitas...........    50.0%       24,177       3,998        40,120         6.55%              November 2005
Development:
  Sierra.............    50.0%        5,137          54            --          N/A                    N/A
                                    -------      ------      --------
    Total............               $54,865      $9,439      $111,459
                                    =======      ======      ========

EXPLANATORY NOTE:
------------------------------

(1) Maturity date reflects a one-year extension at the venture's option.

    Effective September 29, 2000, iStar Sunnyvale Partners, LP (the entity which is controlled by Sunnyvale) entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.0% through November 9, 2003.

    Currently, the limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of common stock of iStar Financial in lieu of cash. Additionally, commencing in February 2002, subject to acceleration under certain circumstances, the venture interest held by the external member of Milpitas may be converted into 984,476 shares of common stock of iStar Financial.

    Income generated from the above joint venture investments is included in Operating Lease Income in the Consolidated Statements of Operations.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--DEBT OBLIGATIONS

    As of December 31, 2001 and 2000, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                                          CARRYING VALUE AS OF
                                                       ---------------------------         STATED             SCHEDULED
                                                       DECEMBER 31,   DECEMBER 31,        INTEREST            MATURITY
                                                           2001           2000             RATES                DATE
                                                       ------------   ------------   ------------------   -----------------
UNSECURED REVOLVING CREDIT FACILITY:
  Line of credit.....................................    $     --       $173,450       LIBOR + 1.55%        May 2002 (1)
SECURED TERM LOANS:
  Secured by corporate tenant lease assets...........          --         77,860       LIBOR + 1.38%          June 2001
  Secured by corporate tenant lease assets...........          --         36,296       LIBOR + 1.00%        December 2004
  Secured by corporate tenant lease assets...........     193,000             --       LIBOR + 1.85%        July 2006 (2)
                                                                                                           Various through
  Secured by corporate tenant lease assets...........      55,819         24,175       6.00% - 11.38%           2011
  Secured by corporate lending investment............      50,000             --       LIBOR + 2.50%        July 2006 (3)
                                                         --------       --------
                                                          298,819        138,331
  Plus: debt premium.................................         274             51
                                                         --------       --------
  Total secured term loans...........................     299,093        138,382
UNSECURED NOTES (4):
  6.75% Dealer Remarketable Securities (5)...........     125,000        125,000           6.75%             March 2013
  7.30% Notes........................................          --        100,000           7.30%              May 2001
  7.70% Notes........................................     100,000        100,000           7.70%              July 2017
  7.95% Notes........................................      50,000         50,000           7.95%              May 2006
                                                         --------       --------
  Total unsecured notes..............................     275,000        375,000
  Less: debt discount (6)............................     (15,698)       (18,490)
                                                         --------       --------
  Total unsecured notes..............................     259,302        356,510
                                                         --------       --------
TOTAL DEBT OBLIGATIONS...............................    $558,395       $668,342
                                                         ========       ========

EXPLANATORY NOTES:
------------------------------

(1) On July 27, 2001, the Company replaced this facility with a new $300.0 million revolving credit facility at iStar Financial.

(2) Maturity date reflects two one-year extensions at the Company's option.

(3) Maturity date reflects a one-year extension at the Company's option.

(4) The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(5) Subject to mandatory tender on March 1, 2003 to either the dealer or the Company. The initial coupon of 6.75% applies to the first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset to then-prevailing market rates upon remarketing.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--DEBT OBLIGATIONS (CONTINUED)
    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The floating-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities.

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

    The 30-day LIBOR rate as of December 31, 2001 was 1.87%. The Company has entered into an interest rate swap agreement which, together with an existing LIBOR interest rate cap agreement struck at 7.75%, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

    The Company has also entered into a LIBOR interest rate cap struck at 7.75% in the notional amount of $35.0 million, which expires in December 2004.

    During the years ended December 31, 2001 and 2000, the Company incurred an extraordinary loss of approximately $1.6 million and $0.7 million, respectively, as a result of the early retirement of certain debt obligations.

    As of December 31, 2001, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2002........................................................  $ 12,672
2003........................................................        --
2004........................................................        --
2005........................................................     3,506
2006........................................................   293,000
Thereafter..................................................   264,641
                                                              --------
Total principal maturities..................................   573,819
Net unamortized debt discounts..............................   (15,424)
                                                              --------
Total debt obligations......................................   558,395
                                                              ========

EXPLANATORY NOTE:
------------------------------

(1) Assumes exercise of extensions to the extent such extensions are at the Company's option.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DIVIDENDS

   As described in Note 3, prior to the merger with iStar Financial, the Company qualified as a REIT for federal income tax purposes. Subsequent to the merger, the Company will be included as a QRS in iStar Financial's consolidated tax return. For the year ended December 31, 1999, total dividends declared by the Company aggregated $48.8 million, or $1.95 per common share.

    The Company also declared dividends aggregating $3.5 million, $2.2 million and $6.0 million on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively for the year ended December 31, 1999. In the merger, each issued and outstanding share of Series A, Series B, and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D (respectively) Cumulative Redeemable Preferred Stock of iStar Financial. Subsequent to the merger, the Company no longer paid preferred dividends.

NOTE 8--STOCK OPTION PLANS AND EMPLOYEE BENEFITS

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

    STOCK OPTION PLANS PRE-MERGER--The Company established the 1993 Stock Incentive Plan (the "1993 Stock Plan") for the purpose of encouraging and enabling the Company's officers, employees and directors to acquire a proprietary interest in the Company. The 1993 Stock Plan provided for administration by the Compensation Committee (the "Committee") of the Board of Directors. A maximum of 500,000 common shares were reserved for issuance under the 1993 Stock Plan. The 1993 Stock Plan authorized: (1) the grant of stock options that qualified as incentive stock options ("ISOs") under Section 422 of the Code; (2) the grant of stock options that do not so qualify ("Non-Qualified Options"); and (3) grants of shares contingent upon the attainment of performance goals or subject to other restrictions. Options granted

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED) under the 1993 Stock Plan vested ratably over four years for employees and after one year for non-employee directors.

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

    Changes during 1999 (pre merger) in options outstanding for the combined plans were as follows:

                                                               NUMBER OF SHARES
                                                           -------------------------    AVERAGE
                                                                        NON-EMPLOYEE    STRIKE
                                                           EMPLOYEES     DIRECTORS       PRICE
                                                           ----------   ------------   ---------
OPTIONS OUTSTANDING, DECEMBER 31, 1998...................   1,215,725      130,000      $29.67
  Granted in 1999........................................     277,000       16,000      $27.00
  Exercised in 1999......................................    (141,666)          --      $25.43
  Canceled in 1999.......................................  (1,351,059)    (146,000)     $29.49
                                                           ----------     --------
OPTIONS OUTSTANDING, DECEMBER 31, 1999...................          --           --
                                                           ==========     ========

    The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized for its stock-based compensation plans. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per common share would have been reduced by approximately $557,000, or $0.02 per common share, for the period from January 1, 1999 to November 3, 1999.

    The fair value of the options granted during 1999 (pre-merger) was estimated at $2.31 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions, which are based on historical performance: dividend yield of 10.0%, volatility of 25.0%, risk free interest rate of 5.5%, actual forfeitures, and an expected life of approximately five years.

    Effective January 1, 1994, the Company implemented the TriNet Corporate Realty Trust, Inc. Savings and Retirement Plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of six months of continuous services with the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf up to 50% of the first 10% of the participant's annual contribution. The Company made contributions of approximately $160,000, $199,000 and $210,000, to the 401(k) Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 9--EARNINGS PER SHARE

    The basic and diluted earnings per share calculations are based on the following weighted average shares outstanding during the periods indicated (in thousands):

                                                               FOR THE PERIOD
                                                              JANUARY 1, 1999
                                                               TO NOVEMBER 3,
                                                                    1999
                                                              ----------------
Weighted average common shares outstanding for basic
  earnings per common
  share.....................................................       24,978
Add: effect of assumed shares issued under treasury stock
  method for stock
  options...................................................            8
Add: effect of assumed shares issued in exchange for land
  developable for CTL assets................................           74
                                                                  -------
Weighted average common shares outstanding for diluted
  earnings per common share.................................       25,060
                                                                  =======

    For the period January 1, 1999 to November 3, 1999, certain CTL asset joint venture interests held by the Company's joint venture partners were convertible into a maximum of 1,357,043 common shares, on an as-converted basis. For the period presented, these were not assumed converted into common shares since they were antidilutive to earnings per share. As discussed in Note 5, joint venture interests representing 350,746 common shares were converted to shares in iStar Financial on November 22, 1999. The remaining joint venture interests outstanding would also be converted to iStar Financial shares if the conversion rights are exercised.

    Earnings per share is not calculated for the period November 4, 1999 through December 31, 1999, for the year ended December 31, 2000 or for the year ended December 31, 2001 since all 100 shares outstanding are held by iStar Financial.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $91.2 million and $83.1 million for the years ended December 31, 2001 and 2000, respectively, and $11.7 million and $55.6 million for the periods November 4, 1999 to December 31, 1999 and January 1, 1999 to November 3, 1999, respectively. The primary component of comprehensive income other than net income was the adoption and continued application of SFAS No. 133.

    For the year ended December 31, 2001, the change in the fair market value of the Company's interest rate swaps was $(3.5) million and was recorded as a reduction to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

                                            FOR THE
                                           12 MONTHS
                                      ENDED DECEMBER 31,         FOR THE PERIOD        FOR THE PERIOD
                                    -----------------------     NOVEMBER 4, 1999       JANUARY 1, 1999
                                       2001         2000      TO DECEMBER 31, 1999   TO NOVEMBER 3, 1999
                                    ----------   ----------   --------------------   -------------------
Net income........................   $90,486      $83,130            $11,655               $55,564
Other comprehensive income (loss):
  Unrealized gains (losses) on
    available-for-sale investments
    for the period................     5,715           --                 --                    --
  Cumulative effect of change in
    accounting principle (SFAS
    No. 133) on other
    comprehensive income..........    (1,517)          --                 --                    --
  Unrealized gains (losses) on
    cash flow hedges..............    (3,476)          --                 --                    --
                                     -------      -------            -------               -------
Comprehensive income..............   $91,208      $83,130            $11,655               $55,564
                                     =======      =======            =======               =======

    As of December 31, 2001 and 2000, accumulated other comprehensive income reflected in the Company's equity on the balance sheet is comprised of the following:

                                                                    AS OF
                                                                DECEMBER 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Unrealized gains (losses) on available-for-sale
  investments..............................................  $ 5,715     $   --
Unrealized gains (losses) on cash flow hedges..............   (4,993)        --
                                                             -------     ------
Accumulated other comprehensive income.....................  $   722     $   --
                                                             =======     ======

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No.107"), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. The provisions of SFAS No. 107 do not require the disclosure of the fair value of non-financial instruments, including intangible assets or the Company's corporate tenant lease assets.

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

    MARKETABLE SECURITIES--Securities held for investment, securities available for sale, loans held for sale, trading account instruments, long-term debt and trust preferred securities traded actively in the secondary market have been valued using quoted market prices.

    OTHER FINANCIAL INSTRUMENTS--The carrying value of other financial instruments including, restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

    DEBT OBLIGATIONS--A portion of the Company's existing debt obligations bear interest at fixed margins over LIBOR. Such margins or spreads may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 2001 and 2000 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

    INTEREST RATE PROTECTION AGREEMENTS--The fair value of interest rate protection agreements such as interest rate caps, floors, collars and swaps used for hedging purposes is the estimated amount the

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
Company would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and current creditworthiness of the respective counterparties.

    The book and fair values of financial instruments as of December 31, 2001 and 2000 were (in thousands):

                                                             2001                  2000
                                                      -------------------   -------------------
                                                        BOOK       FAIR       BOOK       FAIR
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
FINANCIAL ASSETS:
  Loans and other lending investments...............  $ 81,743   $ 81,728   $ 90,796   $ 94,592
FINANCIAL LIABILITIES:
  Debt obligations..................................   558,395    568,141    668,342    666,922
  Interest rate protection agreements...............     1,484     (3,175)     2,420        602

NOTE 12--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

                                                                                QUARTER ENDED
                                                              --------------------------------------------------
                                                              DECEMBER 31    SEPTEMBER 30   JUNE 30    MARCH 31
                                                              ------------   ------------   --------   ---------
2001:
Revenue.....................................................    $45,753        $44,543      $47,451     $47,057
Income before gains/(losses) on sales of corporate tenant
  lease assets, extraordinary loss and cumulative effect....     22,943         22,981       23,799      21,506
Gains/(losses) on sales of corporate tenant lease assets....        743         (1,196)       1,044         555
Extraordinary loss on early extinguishment of debt..........         --           (583)          --      (1,037)
Cumulative effect of change in accounting principle.........         --             --           --        (269)
Net income..................................................     23,686         21,202       24,843      20,755
Net income per common share.................................        N/A            N/A          N/A         N/A

2000:
Revenue.....................................................    $47,320        $46,275      $46,035     $44,794
Income before gains/(losses) on sales of corporate tenant
  lease assets, extraordinary loss and cummulative effect...     23,053         21,049       19,650      17,135
Gains/(losses) on sales of corporate tenant lease assets....         --          1,974          441         533
Extraordinary loss on early extinguishment of debt..........         --           (388)          --        (317)
Cumulative effect of change in accounting principle.........         --             --           --          --
Net income..................................................     23,053         22,635       20,091      17,351
Net income per common share.................................        N/A            N/A          N/A         N/A

                      TRINET CORPORATE REALTY TRUST, INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------------------------------  --------   ------------   ---------   ------------   -------------

OFFICE FACILITIES:
Tempe...........................     AZ        $  3,534     $    701      $  4,339        $    --
Tempe...........................     AZ              --        1,033         6,652             --
Tempe...........................     AZ              --        1,033         6,652             --
Tempe...........................     AZ              --        1,033         6,652             --
Commerce........................     CA              --        3,454        12,915             --
Redondo Beach...................     CA           8,331        2,598         9,212             --
Fremont.........................     CA              --          880         4,846             --
Cupertino.......................     CA          17,093        7,994        19,037             --
Anaheim.........................     CA          12,879        3,512        13,379             46
Mountain View...................     CA              --        5,798        12,720             --
Newbury Park....................     CA              --        4,563        24,911             --
Palo Alto.......................     CA              --           --        19,168             38
Westminster.....................     CO              --          307         3,524             --
Englewood.......................     CO              --        8,536        27,428          6,629
Jacksonville....................     FL              --        1,384         3,911             --
Jacksonville....................     FL              --          877         2,237             53
Duluth..........................     GA              --        1,655        14,484             48
Atlanta.........................     GA              --        5,709        49,091          6,132
Alpharetta......................     GA              --          905         6,744             --
Lisle...........................     IL              --        6,153        14,993             --
Vernon Hills....................     IL           8,999        1,400        12,597             --
New Orleans.....................     LA              --        1,427        24,252            799
New Orleans.....................     LA          52,439        1,665        16,653          1,135
Westborough.....................     MA           7,265        1,651        10,758             --
Rockland........................     MA              --        2,011        11,761             18
Norwell.........................     MA              --        1,140         1,658             33
Norwell.........................     MA              --          973         3,805             26
Norwell.........................     MA           2,097          506         2,277             41
Canton..........................     MA              --        1,409         3,890             41
Foxborough......................     MA           3,088        1,218         3,756             --
Mansfield.......................     MA             919          584         1,443             43

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------------------------------  --------   ------------   ----------   ------------   --------   -----------
OFFICE FACILITIES:
Tempe...........................  $    701     $  4,339     $    5,040     $    235       1999         40.0
Tempe...........................     1,033        6,652          7,685          360       1999         40.0
Tempe...........................     1,033        6,652          7,685          360       1999         40.0
Tempe...........................     1,033        6,652          7,685          360       1999         40.0
Commerce........................     3,454       12,915         16,369          700       1999         40.0
Redondo Beach...................     2,598        9,212         11,810          499       1999         40.0
Fremont.........................       880        4,846          5,726          263       1999         40.0
Cupertino.......................     7,994       19,037         27,031        1,031       1999         40.0
Anaheim.........................     3,512       13,425         16,937          727       1999         40.0
Mountain View...................     5,798       12,720         18,518          689       1999         40.0
Newbury Park....................     4,563       24,911         29,474        1,349       1999         40.0
Palo Alto.......................        --       19,206         19,206        1,039       1999         40.0
Westminster.....................       307        3,524          3,831          191       1999         40.0
Englewood.......................     8,536       34,057         42,593        1,486       1999         40.0
Jacksonville....................     1,384        3,911          5,295          212       1999         40.0
Jacksonville....................       877        2,290          3,167          123       1999         40.0
Duluth..........................     1,655       14,532         16,187          787       1999         40.0
Atlanta.........................     5,709       55,223         60,932        2,957       1999         40.0
Alpharetta......................       905        6,744          7,649          365       1999         40.0
Lisle...........................     6,153       14,993         21,146          812       1999         40.0
Vernon Hills....................     1,400       12,597         13,997          682       1999         40.0
New Orleans.....................     1,427       25,051         26,478        1,426       1999         40.0
New Orleans.....................     1,665       17,788         19,453          999       1999         40.0
Westborough.....................     1,651       10,758         12,409          583       1999         40.0
Rockland........................     2,011       11,779         13,790          638       1999         40.0
Norwell.........................     1,140        1,691          2,831           91       1999         40.0
Norwell.........................       973        3,831          4,804          207       1999         40.0
Norwell.........................       506        2,318          2,824          124       1999         40.0
Canton..........................     1,409        3,931          5,340          212       1999         40.0
Foxborough......................     1,218        3,756          4,974          203       1999         40.0
Mansfield.......................       584        1,486          2,070           78       1999         40.0

                      TRINET CORPORATE REALTY TRUST, INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------------------------------  --------   ------------   ---------   ------------   -------------
Braintree.......................     MA              --        2,225          7,403            86
Norwell.........................     MA              --        1,357          5,429            65
Norwell.........................     MA              --        1,155          1,651           300
Concord.........................     MA              --        1,928          8,218           545
Concord.........................     MA              --        1,852         10,839           116
Concord.........................     MA              --        1,302          7,864           183
Concord.........................     MA              --        1,834         10,483           146
Concord.........................     MA              --        1,656             --         7,760
Quincy..........................     MA          12,672        3,562         23,420           237
Andover.........................     MA              --        1,787          8,486            --
Braintree.......................     MA              --          792          4,929            43
Lanham..........................     MD          10,435        2,486         12,047           164
Roseville.......................     MN           3,533        1,113          4,452            --
Arden Hills.....................     MN              --          719          6,541            --
Harrisburg......................     PA          17,586          690         26,098            --
Memphis.........................     TN          17,387        2,702         25,129            --
Irving..........................     TX              --        1,804          5,815           269
Irving..........................     TX              --        1,364         10,628            --
Farmers Branch..................     TX           6,935        1,314          8,903            --
Dallas..........................     TX              --        1,918          4,632            --
Richardson......................     TX              --        2,932         31,235            --
Irving..........................     TX          17,307        3,363         21,376            --
Richardson......................     TX              --        1,233         15,160            --
Fairfax.........................     VA              --        4,436         22,362            52
Milwaukee.......................     WI          10,833        1,875         13,914            --
                                               --------     --------     ----------       -------
Subtotal........................                213,332      119,508        652,759        25,048
                                               --------     --------     ----------       -------

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------------------------------  --------   ------------   ----------   ------------   --------   -----------
Braintree.......................     2,225         7,489         9,714          402       1999         40.0
Norwell.........................     1,357         5,494         6,851          295       1999         40.0
Norwell.........................     1,155         1,951         3,106          131       1999         40.0
Concord.........................     1,928         8,763        10,691          463       1999         40.0
Concord.........................     1,852        10,955        12,807          590       1999         40.0
Concord.........................     1,302         8,047         9,349          431       1999         40.0
Concord.........................     1,834        10,629        12,463          571       1999         40.0
Concord.........................     1,656         7,760         9,416           78       1999         40.0
Quincy..........................     3,562        23,657        27,219        1,275       1999         40.0
Andover.........................     1,787         8,486        10,273          460       1999         40.0
Braintree.......................       792         4,972         5,764          268       1999         40.0
Lanham..........................     2,486        12,211        14,697          660       1999         40.0
Roseville.......................     1,113         4,452         5,565          241       1999         40.0
Arden Hills.....................       719         6,541         7,260          354       1999         40.0
Harrisburg......................       690        26,098        26,788          185       2001         40.0
Memphis.........................     2,702        25,129        27,831        1,361       1999         40.0
Irving..........................     1,804         6,084         7,888          323       1999         40.0
Irving..........................     1,364        10,628        11,992          576       1999         40.0
Farmers Branch..................     1,314         8,903        10,217          482       1999         40.0
Dallas..........................     1,918         4,632         6,550          251       1999         40.0
Richardson......................     2,932        31,235        34,167        1,692       1999         40.0
Irving..........................     3,363        21,376        24,739        1,158       1999         40.0
Richardson......................     1,233        15,160        16,393          537       1999         40.0
Fairfax.........................     4,436        22,414        26,850        1,214       1999         40.0
Milwaukee.......................     1,875        13,914        15,789          754       1999         40.0
                                  --------    ----------    ----------     --------
Subtotal........................   119,508       677,807       797,315       34,540
                                  --------    ----------    ----------     --------

                      TRINET CORPORATE REALTY TRUST, INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------------------------------  --------   ------------   ---------   ------------   -------------

INDUSTRIAL FACILITIES:
Phoenix.........................     AZ              --        1,000          1,997            --
Burlingame......................     CA              --        1,219          3,470            --
Millbrae........................     CA              --          741          2,107            --
San Diego.......................     CA              --        1,530          3,060            --
Walnut Creek....................     CA              --          808          8,306            --
Milpitas........................     CA           9,227        4,095          8,323            --
San Jose........................     CA              --        9,677         23,288            --
Milpitas........................     CA              --        4,880         12,367         1,498
Aurora..........................     CO              --          453          3,060           400
Miami...........................     FL              --        3,048          8,676            --
Miami...........................     FL              --        1,612          4,586            --
Miami...........................     FL              --        1,394          3,967            --
Orlando.........................     FL              --        1,475          4,198            --
St. Petersburg..................     FL              --          723          3,061            --
St. Petersburg..................     FL              --          634          2,685             8
Jacksonville....................     FL              --        2,366          6,072            --
Marion..........................     IN              --          131          4,254            --
South Bend......................     IN              --          140          4,640            --
Seymour.........................     IN          16,857          550         22,240            83
Wichita.........................     KS              --          213          3,189            --
Lakeville.......................     MA              --        1,012          4,048            --
Canton..........................     MA              --          742          3,155            86
Canton..........................     MA              --        1,077          2,746            81
Randolph........................     MA           2,600          615          3,471            --
Baltimore.......................     MD              --        1,535          9,324           123
Bloomington.....................     MN              --          403          1,147            --
Reno............................     NV              --          248            707            --
Astoria.........................     NY              --        1,796          5,109            --
Astoria.........................     NY              --          897          2,555            --
Columbus........................     OH              --          375          7,191            --

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------------------------------  --------   ------------   ----------   ------------   --------   -----------
INDUSTRIAL FACILITIES:
Phoenix.........................     1,000         1,997         2,997          108       1999         40.0
Burlingame......................     1,219         3,470         4,689          188       1999         40.0
Millbrae........................       741         2,107         2,848          114       1999         40.0
San Diego.......................     1,530         3,060         4,590          166       1999         40.0
Walnut Creek....................       808         8,306         9,114          450       1999         40.0
Milpitas........................     4,095         8,323        12,418          451       1999         40.0
San Jose........................     9,677        23,288        32,965        1,261       1999         40.0
Milpitas........................     4,880        13,865        18,745          972       1999         40.0
Aurora..........................       453         3,460         3,913          196       1999         40.0
Miami...........................     3,048         8,676        11,724          470       1999         40.0
Miami...........................     1,612         4,586         6,198          248       1999         40.0
Miami...........................     1,394         3,967         5,361          215       1999         40.0
Orlando.........................     1,475         4,198         5,673          227       1999         40.0
St. Petersburg..................       723         3,061         3,784          166       1999         40.0
St. Petersburg..................       634         2,693         3,327          146       1999         40.0
Jacksonville....................     2,366         6,072         8,438          329       1999         40.0
Marion..........................       131         4,254         4,385          230       1999         40.0
South Bend......................       140         4,640         4,780          251       1999         40.0
Seymour.........................       550        22,323        22,873          563       2000         40.0
Wichita.........................       213         3,189         3,402          173       1999         40.0
Lakeville.......................     1,012         4,048         5,060          219       1999         40.0
Canton..........................       742         3,241         3,983          173       1999         40.0
Canton..........................     1,077         2,827         3,904          153       1999         40.0
Randolph........................       615         3,471         4,086          188       1999         40.0
Baltimore.......................     1,535         9,447        10,982          506       1999         40.0
Bloomington.....................       403         1,147         1,550           62       1999         40.0
Reno............................       248           707           955           38       1999         40.0
Astoria.........................     1,796         5,109         6,905          277       1999         40.0
Astoria.........................       897         2,555         3,452          138       1999         40.0
Columbus........................       375         7,191         7,566          390       1999         40.0

                      TRINET CORPORATE REALTY TRUST, INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------------------------------  --------   ------------   ---------   ------------   -------------
Richfield.......................     OH              --        2,327            --         11,633
Philadelphia....................     PA              --          620         1,765             --
Spartanburg.....................     SC              --          943        16,836             --
Memphis.........................     TN              --        1,486        23,279             --
Richardson......................     TX           6,803          858         8,556             --
Seattle.........................     WA              --          828         2,355             --
                                               --------     --------      --------        -------
Subtotal........................                 35,487       52,451       225,790         13,912
                                               --------     --------      --------        -------
PARKING GARAGE:
New Orleans.....................     LA              --        4,240         6,462              5
GROUND LEASE:
San Jose........................     CA              --       82,212            --             --
LAND:
Concord.........................     MA              --        1,267            --             20
                                               --------     --------      --------        -------
Total corporate tenant lease
  assets........................               $248,819     $259,678      $885,011        $38,985
                                               ========     ========      ========        =======

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------------------------------  --------   ------------   ----------   ------------   --------   -----------
Richfield.......................     2,327       11,633         13,960          70        2000         40.0
Philadelphia....................       620        1,765          2,385          96        1999         40.0
Spartanburg.....................       943       16,836         17,779         912        1999         40.0
Memphis.........................     1,486       23,279         24,765       1,261        1999         40.0
Richardson......................       858        8,556          9,414         463        1999         40.0
Seattle.........................       828        2,355          3,183         128        1999         40.0
                                  --------     --------     ----------     -------
Subtotal........................    52,451      239,702        292,153      11,998
                                  --------     --------     ----------     -------
PARKING GARAGE:
New Orleans.....................     4,240        6,467         10,707         352        1999         40.0
GROUND LEASE:
San Jose........................    82,212           --         82,212          --        2000         40.0
LAND:
Concord.........................     1,267           20          1,287          --        1999
                                  --------     --------     ----------     -------
Total corporate tenant lease
  assets........................  $259,678     $923,996     $1,183,674     $46,890
                                  ========     ========     ==========     =======

                      TRINET CORPORATE REALTY TRUST, INC.

                             NOTES TO SCHEDULE III

                               DECEMBER 31, 2001

                             (DOLLARS IN THOUSANDS)

1.  RECONCILIATION OF CORPORATE TENANT LEASE ASSETS:

    The following table reconciles Corporate Tenant Lease Assets from January 1, 1999 to December 31, 2001:

                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Balance at January 1.....................................  $1,444,830   $1,474,809   $1,353,326
Additions................................................      51,670      137,995       40,296
Dispositions.............................................    (312,826)    (146,715)     (59,129)
Provision for asset impairment(1)........................          --           --       (3,400)
Impact of purchase accounting adjustments................          --      (21,259)     143,716
                                                           ----------   ----------   ----------
Balance at December 31...................................  $1,183,674   $1,444,830   $1,474,809
                                                           ==========   ==========   ==========

EXPLANATORY NOTE:
------------------------------

(1) Occurred prior to the Company's acquisition by iStar Financial Inc.

2.  RECONCILIATION OF ACCUMULATED DEPRECIATION:

    The following table reconciles Accumulated Depreciation from January 1, 1999 to December 31, 2001:

                                                                2001       2000       1999
                                                              --------   --------   --------
Balance at January 1........................................  $(31,764)  $ (5,111)  $(71,950)
Additions...................................................   (28,287)   (28,277)   (29,004)
Dispositions................................................    13,161      1,624      4,007
Impact of purchase accounting adjustments...................        --         --     91,836
                                                              --------   --------   --------
Balance at December 31......................................  $(46,890)  $(31,764)  $ (5,111)
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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                      DOCUMENT DESCRIPTION
-------                 ------------------------------------------------------------
         3.1            Amended and Restated Charter. (Incorporated by reference to
                        Exhibit 3.1 to the 2000 Annual Report on Form 10- K, dated
                        March 30, 2001, of TriNet Corporate Realty Trust, Inc.)

         3.2            Amended and Restated Bylaws. (Incorporated by reference to
                        Exhibit 3.2 to the 2000 Annual Report on Form 10- K, dated
                        March 30, 2001, of TriNet Corporate Realty Trust, Inc.)

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

        10.3            Interest Rate Protection Agreement dated December 6, 1994, between TriNet Essential Facilities XII, Inc. and Morgan
                        Guaranty Trust Company of New York. (Incorporated by
                        reference to Exhibit 4.6 to the 1997 Annual Report on
                        Form 10- K, dated March 30, 1998, of TriNet Corporate Realty
                        Trust, Inc.)

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

EXHIBIT
NUMBER                                      DOCUMENT DESCRIPTION
-------                 ------------------------------------------------------------
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

        21.1            Subsidiaries of the Company.

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

                                                       TriNet Corporate Realty Trust, Inc.

                                                       REGISTRANT

Date: March 26, 2002                                   /s/ JAY SUGARMAN
                                                       ---------------------------------------------
                                                       CHAIRMAN OF THE BOARD DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2002
                                    -------------------------------------------
                                    Jay Sugarman
                                    CHIEF EXECUTIVE OFFICER AND DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Spencer B. Haber
                                    PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                    SECRETARY
                                    (EXECUTIVE VICE PRESIDENT-FINANCE)

Date: March 26, 2002
                                    -------------------------------------------
                                    Willis Andersen Jr.
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Betsy Cohen
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Jeffrey G. Dishner
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Andrew L. Farkas
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Madison F. Grose
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Robert W. Holman, Jr.
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Robin Josephs
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Merrick R. Kleeman
                                    DIRECTOR

Date: March 26, 2002                -------------------------------------------
                                    H. Cabot Lodge III
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Matthew J. Lustig
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    William M. Matthes
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    John G. McDonald
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Stephen B. Oresman
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    George R. Puskar
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Barry S. Sternlicht
                                    DIRECTOR