Form 10-Q
period 2002-03-31
TRINET CORPORATE REALTY TRUST INC
filed 2002-05-15
CIK 899162

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

    Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 10, 2002, there were 100 shares of Common Stock outstanding.

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
           INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE
                   FILING THIS FORM WITH REDUCED DISCLOSURE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                        --------
PART      Consolidated Financial Information..........................
I.......                                                                       3

Item 1.   Financial Statements:

          Consolidated Balance Sheets at March 31, 2002 and December
            31, 2001..................................................         3

          Consolidated Statements of Operations--For the three months
            ended March 31, 2002 and 2001.............................         4

          Consolidated Statement of Changes in Shareholder's
            Equity--For the three months ended March 31, 2002.........         5

          Consolidated Statements of Cash Flows--For the three months
            ended March 31, 2002 and 2001.............................         6

          Notes to Consolidated Financial Statements..................         7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................        18

PART II.  Other Information...........................................        20

Item 1.   Legal Proceedings...........................................        20

Item 2.   Changes in Securities and Use of Proceeds...................        20

Item 3.   Defaults Upon Senior Securities.............................        20

Item 4.   Submission of Matters to a Vote of Security Holders.........        20

Item 5.   Other Information...........................................        20

Item 6.   Exhibits and Reports on Form 8-K............................        20

SIGNATURES............................................................        21

PART I--CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
                                  (UNAUDITED)

                                                                AS OF          AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   -------------
                           ASSETS
Loans and other lending investments, net....................  $   85,780    $   81,743
Corporate tenant lease assets, net..........................   1,146,859     1,191,649
Cash and cash equivalents...................................       5,110         8,872
Restricted cash.............................................         293           167
Accrued interest receivable.................................       1,942           233
Deferred operating lease income receivable..................      20,695        18,621
Deferred expenses and other assets..........................      31,561        22,886
                                                              ----------    ----------
  Total assets..............................................  $1,292,240    $1,324,171
                                                              ==========    ==========
            LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   42,491    $   50,816
Debt obligations............................................     546,471       558,395
                                                              ----------    ----------
  Total liabilities.........................................     588,962       609,211
                                                              ----------    ----------
Commitments and contingencies...............................          --            --

Minority interest in consolidated entities..................       2,565         2,565

Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100
  shares issued and outstanding at March 31, 2002 and
  December 31, 2001, respectively...........................          --            --
Additional paid-in capital..................................     735,894       751,969
Retained earnings...........................................          --            --
Accumulated other comprehensive income (See Note 8).........       5,115           722
Common stock of iStar Financial held in treasury (at
  cost).....................................................     (40,296)      (40,296)
                                                              ----------    ----------
  Total shareholder's equity................................     700,713       712,395
                                                              ----------    ----------
  Total liabilities and shareholder's equity................  $1,292,240    $1,324,171
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

                                                                      FOR THE
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
REVENUE:
  Interest income...........................................  $ 2,728        $ 1,052
  Operating lease income....................................   38,350         45,761
  Other income..............................................    1,150            244
                                                              -------        -------
    Total revenue...........................................   42,228         47,057
                                                              -------        -------

COSTS AND EXPENSES:
  Interest expense..........................................   10,485         12,481
  Operating costs--corporate tenant lease assets............    2,968          3,236
  Depreciation and amortization.............................    6,040          7,391
  General and administrative................................    2,273          2,402
                                                              -------        -------
    Total costs and expenses................................   21,766         25,510
                                                              -------        -------

Net income before minority interest, gain on sale of
  corporate tenant lease assets, extraordinary loss and
  cumulative effect of change in accounting principle.......   20,462         21,547
Minority interest in consolidated entities..................      (40)           (41)
Gain on sale of corporate tenant lease assets...............       --            555
                                                              -------        -------
Net income before extraordinary loss and cumulative effect
  of change in accounting principle.........................   20,422         22,061
Extraordinary loss from early extinguishment of debt........       --         (1,037)
Cumulative effect of a change in accounting principle (See
  Note 3)...................................................       --           (269)
                                                              -------        -------
Net income..................................................  $20,422        $20,755
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

                                       ADDITIONAL   RETAINED    ACCUMULATED OTHER
                                        PAID-IN     EARNINGS      COMPREHENSIVE     TREASURY
                                        CAPITAL     (DEFICIT)    INCOME (LOSSES)     STOCK      TOTAL
                                       ----------   ---------   -----------------   --------   --------
Balance at December 31, 2001.........   $751,969     $    --         $  722         $(40,296)  $712,395

Non-cash distribution of assets to
  iStar Financial....................    (16,075)    (12,870)            --               --    (28,945)

Dividends paid to iStar Financial....         --      (7,552)            --               --     (7,552)

Net income for the period............         --      20,422             --               --     20,422

Change in accumulated other
  comprehensive income...............         --          --          4,393               --      4,393
                                        --------     -------         ------         --------   --------

Balance at March 31, 2002............   $735,894     $    --         $5,115         $(40,296)  $700,713
                                        ========     =======         ======         ========   ========

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      FOR THE
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2002          2001*
                                                              --------       --------
Cash flows from operating activities:
Net income..................................................  $20,422        $ 20,755
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest in consolidated entities................       40              41
  Depreciation and amortization.............................    7,568           8,510
  Amortization of discounts/premiums........................     (776)           (300)
  Equity in earnings of unconsolidated joint ventures.......   (1,848)         (2,354)
  Distributions from operating joint ventures...............    3,379             946
  Deferred operating lease income receivable................   (2,771)         (2,576)
  Gain on sale of corporate tenant lease assets.............       --            (555)
  Extraordinary loss on early extinguishment of debt........       --           1,037
  Cumulative effect of a change in accounting principle.....       --             269
  Changes in assets and liabilities:
    Increase in accrued interest receivable.................   (1,709)             --
    Increase in deferred expenses and other assets..........  (10,312)         (4,246)
    Decrease in accounts payable, accrued expenses and other
    liabilities.............................................   (7,519)           (267)
                                                              -------        --------
    Cash flows provided by operating activities.............    6,474          21,260
                                                              -------        --------
Cash flows from investing activities:
  Net proceeds from sale of corporate tenant lease assets...       --           3,755
  Repayments of and principal collections on loans and other
  lending investments.......................................       --          91,096
  Investments in and advances to unconsolidated joint
  ventures..................................................     (127)           (150)
  Distribution from unconsolidated joint ventures...........       --          24,265
  Capital expenditures for built-to-suit activities.........     (326)         (1,760)
  Capital improvements projects on corporate tenant lease
  assets....................................................     (967)           (250)
  Other capital expenditures on corporate tenant lease
  assets....................................................     (869)           (396)
                                                              -------        --------
    Cash flows (used in) provided by investing activities...   (2,289)        116,560
                                                              -------        --------
Cash flows from financing activities:
Net repayments under revolving credit facility..............       --        (104,750)
Borrowings under term loans.................................       --          17,040
Repayments under term loans.................................     (229)        (36,527)
(Increase) decrease in restricted cash held in connection
  with debt obligations.....................................     (126)          6,937
Distributions to minority interest in consolidated
  entities..................................................      (40)            (41)
Extraordinary loss on early extinguishments of debt.........       --          (1,037)
Payments for deferred financing costs.......................       --            (786)
Dividends paid to iStar Financial...........................   (7,552)        (12,000)
Dividends received on iStar Financial shares held in
  treasury..................................................       --           1,365
                                                              -------        --------
    Cash flows used in financing activities.................   (7,947)       (129,799)
                                                              -------        --------
(Decrease) increase in cash and cash equivalents............   (3,762)          8,021
Cash and cash equivalents at beginning of period............    8,872          11,541
                                                              -------        --------
Cash and cash equivalents at end of period..................  $ 5,110        $ 19,562
                                                              =======        ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of
  capitalized interest......................................  $12,101        $ 13,272
                                                              =======        ========

--------------------------

*   RECLASSIFIED TO CONFORM TO 2002 PRESENTATION.

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND ORGANIZATION

    BUSINESS--TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company typically provides capital by structuring purchase/ leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term net leases to creditworthy customers occupying office and industrial facilities. As of March 31, 2002, the Company's portfolio consisted of 117 facilities principally subject to net leases to approximately 129 customers, comprising 13.3 million square feet in 22 states. Of the 117 total facilities, there are 20 facilities held in three unconsolidated joint ventures.

    ORGANIZATION--The Company became a wholly-owned subsidiary of iStar Financial through a merger on November 4, 1999. As a wholly-owned subsidiary of iStar Financial, a real estate investment trust ("REIT"), the Company operates as a qualified real estate investment trust subsidiary ("QRS") under the Internal Revenue Code of 1986, as amended (the "Code").

    MERGER TRANSACTION--On November 3, 1999, the Company's shareholders and the shareholders of iStar Financial approved the merger of the Company with a wholly-owned subsidiary of iStar Financial. The shareholders of iStar Financial also approved: (1) the acquisition by iStar Financial, through a merger and contribution of interests, of 100.00% of the ownership interests in its former external advisor; and (2) the change in form of its organization from a business trust to a corporation ("Incorporation Merger"). Pursuant to the merger, the Company merged with and into a subsidiary of iStar Financial, with the Company surviving as a wholly-owned subsidiary of iStar Financial. In the merger, each issued and outstanding share of the Company's common stock was converted into
1.15 shares of common stock of iStar Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D (respectively) Cumulative Redeemable Preferred Stock of iStar Financial. The iStar Financial preferred stock issued to the Company's former preferred shareholders has substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The holders of iStar Financial's Series A Preferred Shares received Series A Preferred Shares in the Incorporation Merger with the same rights and preferences as existed prior to the merger. The merger was structured as a tax-free reorganization under federal tax law.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED)
    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at March 31, 2002 and December 31, 2001 and the results of its operations, changes in shareholder's equity and its cash flows for the three months ended March 31, 2002 and 2001, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 4, "Loans and Other Lending Investments" includes corporate/partnership loans. Management considers its investments in this category to be either held-to-maturity or available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost, while items classified as available-for-sale are reported at fair value, with unrealized gains and losses included in other comprehensive income.

    CORPORATE TENANT LEASE ASSETS AND DEPRECIATION--Corporate tenant lease assets are generally recorded at cost less accumulated depreciation. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over estimated useful lives of 40.0 years for buildings, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining life of the building for building improvements.

    Corporate tenant lease assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, corporate tenant lease assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $70,000 and $201,000 during the three-month periods ended March 31, 2002 and 2001, respectively.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include all cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    RESTRICTED CASH--Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations and leasing transactions.

    NON-CASH ACTIVITY--During the three months ended March 31, 2002, the Company disposed of two corporate tenant lease assets and their related liabilities by transferring them to iStar Financial at their

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) respective carrying values. The following is a summary of the effects of this transaction on the Company's consolidated financial position (in thousands):

    Carrying value of:

Assets transferred........................................  $ 41,707
Liabilities transferred...................................   (12,762)
Additional paid-in capital................................   (16,075)
Retained earnings.........................................   (12,870)
                                                            --------
Net cash for transaction..................................  $     --
                                                            ========

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

    CREDIT RISK CONCENTRATION--The Company underwrites the credit of prospective customers and may require them to provide some form of additional credit support such as corporate guarantees, letters of

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) credit and/or cash security deposits. Although the Company's assets are geographically diverse and its customers operate in a variety of industries, to the extent the Company has a significant concentration of operating lease revenue from any single customer, the inability of that customer to make its payments could have an adverse effect on the Company.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2002 presentation.

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

    OTHER NEW ACCOUNTING STANDARDS--In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is applicable for transfers of assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the Company.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In July 2001, the SEC released Staff Accounting Bulletin No. 102. ("SAB 102"), "Selected Loan Loss Allowance and Documentation Issues." SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a significant impact on the Company.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. The Company does not believe the adoption of SFAS No. 141 will have a significant effect on the Company's financial position or results of operations. SFAS
No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for companies with fiscal years beginning after March 15, 2001. The Company adopted the provisions of this statement on January 1, 2002, as required, and the adoption did not have a significant impact on the Company.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant impact on the Company.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement on January 1, 2003.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    During the second quarter of 2001, the Company originated a $75.0 million term preferred investment in a publicly-traded real estate customer. The Company's investment carries an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment is convertible into the customer's common stock at a strike price of $25.00 per share. The investment is callable by the customer between months 13 and 30 of the term at a yield maintenance premium, and after month 30, at a premium sufficient to generate a 14.62% internal rate of return on the Company's investment. The investment is putable by the Company to the customer for cash after five years. Such investment is classified as available-for-sale and reported at fair value, with unrealized gains and losses reported in other comprehensive income.

NOTE 5--CORPORATE TENANT LEASE ASSETS

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

                                                      MARCH 31,    DECEMBER 31,
                                                         2002          2001
                                                      ----------   ------------
Buildings and improvements..........................  $  890,868    $  923,996
Land and land improvements..........................     253,789       259,678
Less: accumulated depreciation......................     (51,259)      (46,890)
                                                      ----------    ----------
                                                       1,093,398     1,136,784
Investments in unconsolidated joint ventures........      53,461        54,865
                                                      ----------    ----------
  Corporate tenant lease assets, net................  $1,146,859    $1,191,649
                                                      ==========    ==========

    The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. For the three months ended March 31, 2002 and 2001, customer expense reimbursements were approximately $5.8 million and $6.2 million, respectively, and are included as a reduction of "Operating costs--corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

    The Company is subject to expansion option agreements with two existing customers which could require the Company to fund and to construct up to 39,800 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At March 31, 2002, the Company had investments in four joint ventures: (1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; and (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--CORPORATE TENANT LEASE ASSETS (CONTINUED) member is The Prudential Insurance Company of America. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

    At March 31, 2002, the ventures comprised 20 net leased facilities. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at March 31, 2002 was $53.5 million. The joint ventures' carrying value for the 20 facilities owned at March 31, 2002 was $290.7 million. The joint ventures' carrying value of the land held for sale was $7.7 million. In the aggregate, the joint ventures had total assets of $336.1 million and total liabilities of $243.0 million as of March 31, 2002, and net income of $3.2 million for the three months ended March 31, 2002. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights which limit the Company's control. The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures, its respective income and the Company's pro rata share of its ventures' third-party non-recourse debt as of March 31, 2002 are presented below (in thousands):

                                                                  PRO RATA
                                                      JOINT       SHARE OF                THIRD-PARTY DEBT
                                                     VENTURE    THIRD-PARTY    ---------------------------------------
UNCONSOLIDATED JOINT        OWNERSHIP     EQUITY      INCOME    NON-RECOURSE       INTEREST            SCHEDULED
VENTURE                         %       INVESTMENT    (LOSS)        DEBT             RATE            MATURITY DATE
--------------------        ---------   ----------   --------   ------------   ----------------   --------------------
Operating:
  Sunnyvale...............   44.70%      $12,854     $   545      $ 10,728     LIBOR + 1.25%        November 2004(1)
  CTC I...................   50.00%       11,307         328        60,475      7.66%-7.87%       Various through 2011
  Milpitas................   50.00%       24,072       1,011        39,984         6.55%             November 2005
Development:
  Sierra..................   50.00%        5,228         (36)           --          N/A                   N/A
                                         -------     -------      --------
  Total...................               $53,461     $ 1,848      $111,187
                                         =======     =======      ========

EXPLANATORY NOTE:
--------------------------

(1) Maturity date reflects a one-year extension at the venture's option.

    Effective September 29, 2000, iStar Sunnyvale Partners, LP (the entity which is controlled by Sunnyvale) entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.00% through November 9, 2003.

    Currently, the limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of common stock of iStar Financial in lieu of cash.

    Subsequent to quarter end, the Company's Milpitas joint venture partner exercised its right to convert its interest in the joint venture into 984,476 shares of Common Stock of the Company. The Company has the option, in its sole discretion, to acquire the partner's interest for cash, instead of shares, for a payment equal to the value of 984,476 shares of Common Stock based on the ten-day average closing stock price as of the date of the transaction, which is anticipated to close on July 1, 2002.

    Income generated from the above joint venture investments is included in "Operating Lease Income" in the Consolidated Statements of Operations.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--UNCONSOLIDATED SUBSIDIARIES

    The Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary that has a $2.0 million investment in a real estate company based in Mexico. The Company owns 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5.00% of the outstanding voting and non-voting common stock (representing 99.00% voting power and 5.00% economic interest) in TMOC. As of March 31, 2002, there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    TMOC was formed as a taxable corporation for the purpose of maintaining compliance with REIT provisions of the Code and is accounted for under the equity method for financial statement reporting purposes. If TMOC was consolidated with the Company for financial statement purposes, it would have no material impact on the Company's operations. As of March 31, 2002, this corporation had no debt obligations.

NOTE 7--DEBT OBLIGATIONS

    As of March 31, 2002 and December 31, 2001, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                                CARRYING VALUE AS OF
                                              ------------------------        STATED
                                              MARCH 31,   DECEMBER 31,       INTEREST        SCHEDULED MATURITY
                                                2002          2001            RATES                 DATE
                                              ---------   ------------   ----------------   --------------------
SECURED TERM LOANS:
  Secured by corporate tenant lease
  assets....................................   193,000       193,000     LIBOR + 1.85%          July 2006(1)
  Secured by corporate tenant lease
  assets....................................    42,918        55,819      6.00%-11.38%      Various through 2011
  Secured by corporate lending investment...    50,000        50,000     LIBOR + 2.50%          July 2006(2)
                                              --------      --------
  Total term loans..........................   285,918       298,819
  Plus: debt premium........................       263           274
                                              --------      --------
  Total secured term loans..................   286,181       299,093
UNSECURED NOTES(3):
  6.75% Dealer Remarketable Securities(4)...   125,000       125,000         6.75%               March 2013
  7.70% Notes...............................   100,000       100,000         7.70%               July 2017
  7.95% Notes...............................    50,000        50,000         7.95%                May 2006
                                              --------      --------
  Total unsecured notes.....................   275,000       275,000
  Less: debt discount(5)....................   (14,710)      (15,698)
                                              --------      --------
  Total unsecured notes.....................   260,290       259,302
                                              --------      --------
TOTAL DEBT OBLIGATIONS......................  $546,471      $558,395
                                              ========      ========

EXPLANATORY NOTES:
--------------------------

(1) Maturity date reflects two one-year extensions at the Company's option.

(2) Maturity date reflects a one-year extension at the Company's option.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
(3) The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(4) Subject to mandatory tender on March 1, 2003 to either the dealer or the Company. The initial coupon of 6.75% applies to the first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset to then-prevailing market rates upon remarketing.

(5) As part of the accounting for the merger these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which the Company could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 8.81%, 8.75%, 9.51% and 9.04% for the 6.75% Dealer Remarketable Securities, 7.30% Notes, 7.70% Notes and 7.95% Notes, respectively.

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

    On July 27, 2001, the Company repaid the unsecured revolving credit facility. iStar Financial replaced this subsidiary facility with a $300.0 million unsecured revolving credit facility with a group of leading financial institutions.

    The 30-day LIBOR rate as of March 31, 2002 was 1.88%. The Company has entered into an interest rate swap agreement which, together with an existing LIBOR interest rate cap agreement struck at 7.75%, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

    The Company has also entered into a LIBOR interest rate cap struck at 7.75% in the notional amount of $35.0 million, which expires in December 2004.

    During the three months ended March 31, 2002 and 2001, the Company incurred an extraordinary loss of approximately $0 and $1.0 million, respectively, as a result of the early retirement of certain debt obligations.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
    As of March 31, 2002, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2002 (remaining nine months)...............................  $      --
2003.......................................................         --
2004.......................................................         --
2005.......................................................      3,445
2006.......................................................    293,000
Thereafter.................................................    264,473
                                                             ---------
Total principal maturities.................................    560,918
Net unamortized debt discounts.............................    (14,447)
                                                             ---------
Total debt obligations.....................................  $ 546,471
                                                             =========

EXPLANATORY NOTE:
------------------------

(1) Assumes exercise of extensions to the extent such extensions are at the Company's option.

NOTE 8--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholder's equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $24.8 million and $17.7 million for the three months ended March 31, 2002 and 2001, respectively. The primary components of comprehensive income other than net income are the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and the Company's mark-to-market on its available-for-sale asset.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--COMPREHENSIVE INCOME (CONTINUED)
    For the three months ended March 31, 2002, the change in the fair market value of the Company's interest rate swaps was $728,000 and was recorded as a reduction to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

                                                                 FOR THE
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2002           2001
                                                         --------       --------
Net income.............................................  $20,422        $20,755
Other comprehensive income (loss):
  Unrealized gains (losses) on available-for-sale
    security for the period............................    3,665             --
  Cumulative effect of change in accounting principle
    (SFAS No. 133) on other comprehensive income.......       --         (1,517)
  Unrealized gains (losses) on cash flow hedges........      728         (1,587)
                                                         -------        -------
Comprehensive income...................................  $24,815        $17,651
                                                         =======        =======

    As of March 31, 2002 and December 31, 2001, accumulated other comprehensive income reflected in the Company's equity on the balance sheet is comprised of the following (in thousands):

                                                          AS OF        AS OF
                                                        MARCH 31,   DECEMBER 31,
                                                          2002          2001
                                                        ---------   ------------
Unrealized gains (losses) on available-for-sale
  security............................................   $ 9,380       $ 5,715
Unrealized gains (losses) on cash flow hedges.........    (4,265)       (4,993)
                                                         -------       -------
Accumulated other comprehensive income................   $ 5,115       $   722
                                                         =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of March 31, 2002, the Company's portfolio consisted of 117 facilities principally subject to net leases to approximately 129 customers, comprising
13.3 million square feet in 22 states. Of the 117 total facilities, there are 20 facilities held in three joint venture partnerships.

    In the second half of 2001, the Company disposed of 19 corporate tenant lease assets by transferring them to iStar Financial at their respective carrying amounts. Additionally, in July 2001, iStar Financial contributed cash of $97.0 million to the Company, which was used to pay off the Company's unsecured revolving credit facility.

    In the first quarter of 2002, the Company disposed of two corporate tenant lease assets by transferring them to iStar Financial at their respective carrying amounts.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED
  MARCH 31, 2001

    INTEREST INCOME--Interest income increased $1.6 million to $2.7 million for the three months ended March 31, 2002 from $1.1 million for the same period in 2001. The increase is primarily due to $2.7 million of interest income earned in the first quarter of 2002 on a loan investment. This increase was partially offset by a $590,000 reduction of interest income from a loan repayment in the first quarter of 2001. Additionally, interest income decreased by $266,000 due to lower average cash balances and lower average interest rates when compared to the first quarter of 2001.

    OPERATING LEASE INCOME--Operating lease income decreased $7.4 million to $38.4 million for the three months ended March 31, 2002 from $45.8 million for the same period in 2001. Of this decrease, $8.5 million was due to the transfer of assets to iStar Financial in the second half of 2001 and the first three months of 2002. In addition, operating lease income decreased by $412,000 due to a decrease in income from joint ventures and by $343,000 due to asset dispositions in 2001. These decreases were offset by $1.8 million of income from new corporate tenant lease investments subsequent to March 31, 2001 and from $83,000 of additional income from existing corporate tenant lease assets owned in both periods.

    OTHER INCOME--Other income consists primarily of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures and credit enhancement fees. For the three-month period ended March 31, 2002, other income consisted of fees of $1.0 million and dividend income of $150,000.

    For the three-month period ended March 31, 2001, other income included $250,000 of dividend income.

    INTEREST EXPENSE--For the three-month period ended March 31, 2002, interest expense decreased by $2.0 million to $10.5 million from $12.5 million for the same period in 2001. Of this decrease, $3.4 million resulted from the repayment of debt in 2001. The decrease was partially offset by a $837,000 increase in interest expense related to certain interest rate protection agreements and a $407,000 increase in amortization of loan costs.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the three-month period ended March 31, 2002, operating costs were comparable to the same period in 2001. Operating costs represent unreimbursed operating expenses associated with corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased by $1.4 million to $6.0 million for the three months ended March 31, 2002 from $7.4 million for the same period in 2001. This decrease is primarily the result of the transfer of corporate tenant lease assets to iStar Financial.

    GENERAL AND ADMINISTRATIVE--For the three-months ended March 31, 2002, general and administrative expenses were comparable to the same period in 2001.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the three months ended March 31, 2002, the Company did not dispose of any corporate tenant lease assets.

    During the first quarter of 2001, the Company disposed of one corporate tenant lease asset for total proceeds of $3.9 million and recognized a gain of $555,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the three months ended March 31, 2002, the Company did not incur any losses on the early extinguishment of debt.

    In March 2001, the Company repaid a mortgage loan which had an original maturity date of December 2004. This prepayment resulted in an extraordinary loss of $1.0 million during the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Omitted pursuant to General Instruction H(2) of Form 10-Q.

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

                                                     TRINET CORPORATE REALTY TRUST, INC.
                                                     REGISTRANT

Date: May 15, 2002                                   /s/ JAY SUGARMAN
                                                     ------------------------------------------------
                                                     Jay Sugarman
                                                     CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                     CHIEF EXECUTIVE OFFICER

Date: May 15, 2002                                   /s/ SPENCER B. HABER
                                                     ------------------------------------------------
                                                     Spencer B. Haber
                                                     PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                                     SECRETARY