Form 10-Q
period 2002-06-30
TRINET CORPORATE REALTY TRUST INC
filed 2002-08-14
CIK 899162

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

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

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 9, 2002, there were 100 shares of Common Stock outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                        --------
PART I.   Consolidated Financial Information..........................         3

Item 1.   Financial Statements:

          Consolidated Balance Sheets at June 30, 2002 and December
            31, 2001..................................................         3

          Consolidated Statements of Operations--For the three- and
            six-month periods ended June 30, 2002 and 2001............         4

          Consolidated Statement of Changes in Shareholder's
            Equity--For the six-month period ended June 30, 2002......         5

          Consolidated Statements of Cash Flows--For the three- and
            six-month periods ended June 30, 2002 and 2001............         6

          Notes to Consolidated Financial Statements..................         7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................        19

PART II.  Other Information...........................................        22

Item 1.   Legal Proceedings...........................................        22

Item 2.   Changes in Securities and Use of Proceeds...................        22

Item 3.   Defaults Upon Senior Securities.............................        22

Item 4.   Submission of Matters to a Vote of Security Holders.........        22

Item 5.   Other Information...........................................        22

Item 6.   Exhibits and Reports on Form 8-K............................        22

SIGNATURES............................................................        23

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               AS OF        AS OF
                                                              JUNE 30,   DECEMBER 31,
                                                                2002        2001*
                                                              --------   ------------
                           ASSETS
Loans and other lending investments, net....................  $  1,900    $   81,743
Corporate tenant lease assets, net..........................   831,414     1,136,784
Investments in joint ventures and unconsolidated
  subsidiaries..............................................    48,776        55,000
Cash and cash equivalents...................................    12,265         8,872
Restricted cash.............................................        --           167
Accrued interest receivable.................................        --           233
Deferred operating lease income receivable..................    17,154        18,621
Deferred expenses and other assets..........................    24,854        22,751
                                                              --------    ----------
  Total assets..............................................  $936,363    $1,324,171
                                                              ========    ==========
            LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $ 45,083    $   50,816
Debt obligations............................................   463,004       558,395
                                                              --------    ----------
  Total liabilities.........................................   508,087       609,211
                                                              --------    ----------
Commitments and contingencies...............................        --            --

Minority interest in consolidated entities..................     2,495         2,565

Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100
  shares issued and outstanding at June 30, 2002 and
  December 31, 2001, respectively...........................        --            --
Additional paid-in capital..................................   471,644       751,969
Retained earnings...........................................        --            --
Accumulated other comprehensive income (losses) (See Note
  8)........................................................    (5,567)          722
Common stock of iStar Financial held in treasury (at
  cost).....................................................   (40,296)      (40,296)
                                                              --------    ----------
  Total shareholder's equity................................   425,781       712,395
                                                              --------    ----------
  Total liabilities and shareholder's equity................  $936,363    $1,324,171
                                                              ========    ==========

------------------------

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

                                                                FOR THE               FOR THE
                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2002      2001*       2002      2001*
                                                          --------   --------   --------   --------
REVENUE:
  Interest income.......................................  $   972    $ 1,847    $ 3,690    $ 2,897
  Operating lease income................................   27,610     36,611     56,045     73,135
  Other income..........................................      150        133      1,300        377
                                                          -------    -------    -------    -------
    Total revenue.......................................   28,732     38,591     61,035     76,409
                                                          -------    -------    -------    -------

COSTS AND EXPENSES:
  Interest expense......................................    9,724     10,755     19,882     22,673
  Operating costs--corporate tenant lease assets........    2,693      3,122      5,494      6,406
  Depreciation and amortization.........................    4,381      5,851      8,710     11,876
  General and administrative............................    1,521      1,618      3,794      4,020
                                                          -------    -------    -------    -------
    Total costs and expenses............................   18,319     21,346     37,880     44,975
                                                          -------    -------    -------    -------

Net income before equity in earnings from joint ventures
  and unconsolidated subsidiaries and minority
  interest..............................................   10,413     17,245     23,155     31,434
Equity in earnings from joint ventures and
  unconsolidated subsidiaries...........................    1,395      2,084      3,243      4,438
Minority interest in consolidated entities..............      (41)       (41)       (81)       (82)
Income from discontinued operations.....................    3,991      4,511      9,863      9,515
Gain on sale of corporate tenant lease assets...........      595      1,044        595      1,599
Extraordinary loss on early extinguishment of debt......       --         --         --     (1,037)
Cumulative effect of change in accounting principle
  (See Note 3)..........................................       --         --         --       (269)
                                                          -------    -------    -------    -------
Net income..............................................  $16,353    $24,843    $36,775    $45,598
                                                          =======    =======    =======    =======

------------------------

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

                                                               ACCUMULATED
                                                                  OTHER
                                     ADDITIONAL   RETAINED    COMPREHENSIVE
                                      PAID-IN     EARNINGS        INCOME       TREASURY
                                      CAPITAL     (DEFICIT)      (LOSSES)       STOCK       TOTAL
                                     ----------   ---------   --------------   --------   ---------
Balance at December 31, 2001.......  $ 751,969    $     --       $   722       $(40,296)  $ 712,395

Non-cash distribution of assets to
  iStar Financial..................   (274,611)    (12,870)           --             --    (287,481)

Dividends paid to iStar
  Financial........................     (5,714)    (25,338)           --             --     (31,052)

Dividends received on iStar
  Financial shares held in
  treasury.........................         --       1,433            --             --       1,433

Net income for the period..........         --      36,775            --             --      36,775

Change in accumulated other
  comprehensive income.............         --          --        (6,289)            --      (6,289)
                                     ---------    --------       -------       --------   ---------

Balance at June 30, 2002...........  $ 471,644    $     --       $(5,567)      $(40,296)  $ 425,781
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

                                                                      FOR THE                 FOR THE
                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                              -----------------------   --------------------
                                                                2002          2001*       2002       2001*
                                                              --------      ---------   --------   ---------
Cash flows from operating activities:
Net income..................................................  $ 16,353      $  24,843   $ 36,775   $  45,598
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest in consolidated entities................        41             41         81          82
  Depreciation and amortization.............................     7,013          8,306     14,581      16,816
  Amortization of discounts/premiums........................      (281)          (295)    (1,057)       (595)
  Equity in earnings from joint ventures and unconsolidated
    subsidiaries............................................    (1,395)        (2,084)    (3,243)     (4,438)
  Distributions from operations of joint ventures...........     1,005          1,749      4,384       2,695
  Deferred operating lease income receivable................    (2,390)        (2,407)    (5,161)     (4,983)
  Gain on sale of corporate tenant lease assets.............      (595)        (1,044)      (595)     (1,599)
  Extraordinary loss on early extinguishment of debt........        --             --         --       1,037
  Cumulative effect of change in accounting principle.......        --             --         --         269
  Changes in assets and liabilities:
    Increase in accrued interest receivable.................      (647)            --     (2,359)         --
    Decrease (increase) in deferred expenses and other
      assets................................................     2,009            533     (8,300)     (3,713)
    Increase (decrease) in accounts payable, accrued
      expenses and other liabilities........................     5,905         (2,123)    (1,614)     (2,390)
                                                              --------      ---------   --------   ---------
  Cash flows provided by operating activities...............    27,018         27,519     33,492      48,779
                                                              --------      ---------   --------   ---------
Cash flows from investing activities:
  New investment originations...............................        --        (74,500)        --     (74,500)
  Net proceeds from sale of corporate tenant lease assets...     3,702          4,079      3,702       7,834
  Repayments of and principal collections on loans and other
    lending investments.....................................        --             --         --      91,096
  Investments in and advances to unconsolidated joint
    ventures................................................        --             --       (127)       (150)
  Distributions from unconsolidated joint ventures..........        --             --         --      24,265
  Capital improvements for build-to-suit projects...........        --         (4,772)      (326)     (6,419)
  Capital improvement projects on corporate tenant lease
    assets..................................................      (121)        (2,083)    (1,088)     (2,083)
  Other capital expenditures on corporate tenant lease
    assets..................................................    (1,075)          (813)    (1,944)     (1,572)
                                                              --------      ---------   --------   ---------
  Cash flows provided by (used in) investing activities.....     2,506        (78,089)       217      38,471
                                                              --------      ---------   --------   ---------
Cash flows from financing activities:
  Borrowings under revolving credit facilities..............        --        598,400         --     700,100
  Repayments under revolving credit facilities..............        --       (514,100)        --    (720,550)
  Borrowings under term loans...............................        --        193,000         --     210,040
  Repayments under term loans...............................      (202)       (78,123)      (431)   (114,650)
  Repayments under unsecured notes..........................        --       (100,000)        --    (100,000)
  Decrease (increase) in restricted cash held in connection
    with debt obligations...................................        11             32       (115)      6,969
  Distributions to minority interest in consolidated
    entities................................................      (111)           (41)      (151)        (82)
  Extraordinary loss on early extinguishment of debt........        --             --         --      (1,037)
  Payments for deferred financing costs.....................        --         (3,369)        --      (4,155)
  Dividends paid to iStar Financial.........................   (23,500)       (47,000)   (31,052)    (59,000)
  Dividends received on iStar Financial shares held in
    treasury................................................     1,433          1,394      1,433       2,759
                                                              --------      ---------   --------   ---------
  Cash flows (used in) provided by financing activities.....   (22,369)        50,193    (30,316)    (79,606)
                                                              --------      ---------   --------   ---------
Increase (decrease) in cash and cash equivalents............     7,155           (377)     3,393       7,644
Cash and cash equivalents, at beginning of period...........     5,110         19,562      8,872      11,541
                                                              --------      ---------   --------   ---------
Cash and cash equivalents, at end of period.................  $ 12,265      $  19,185   $ 12,265   $  19,185
                                                              ========      =========   ========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of
    capitalized interest....................................  $  5,652      $  12,312   $ 17,753   $  25,584
                                                              ========      =========   ========   =========

------------------------------
*   RECLASSIFIED TO CONFORM TO 2002 PRESENTATION.

   The accompanying notes are an integral part of these financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND ORGANIZATION

    BUSINESS--TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of June 30, 2002, the Company's portfolio consisted of 99 facilities principally subject to net leases to approximately 115 customers, comprising 9.8 million square feet in 22 states. Of the 99 total facilities, there are 20 facilities held in three unconsolidated joint ventures.

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

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The Consolidated

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED)
Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership.

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at June 30, 2002 and December 31, 2001 and the results of its operations, changes in shareholder's equity and its cash flows for the three- and six-month periods ended June 30, 2002 and 2001, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 4, "Loans and Other Lending Investments" includes corporate/partnership loans. Management considers its loans and other lending investments to be either held-to-maturity or available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost, while items classified as available-for-sale are reported at fair values. Unrealized gains and losses on available-for-sale investments are included in other comprehensive income on the Company's Consolidated Balance Sheet, and are not included in the Company's net income.

    CORPORATE TENANT LEASE ASSETS AND DEPRECIATION--Corporate tenant lease assets are generally recorded at cost less accumulated depreciation. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over estimated useful lives of 40.0 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining life of the facility for facility improvements.

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

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $0 and $286,000 during the three-month periods ended June 30, 2002 and 2001, respectively, and was approximately $70,000 and $487,000 during the six-month periods ended June 30, 2002 and 2001, respectively.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include all cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    RESTRICTED CASH--Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations and leasing transactions.

    NON-CASH ACTIVITY--During the three and six months ended June 30, 2002, the Company disposed of 15 and 17 corporate tenant lease assets, respectively, and their related liabilities by transferring them

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to iStar Financial at their respective carrying values. During the three and six months ended June 30, 2002, the Company disposed of one structured finance asset by transferring it to iStar Financial at its respective carrying value. The following is a summary of the effects of these transactions on the Company's consolidated financial position (in thousands):

                                                  FOR THE             FOR THE
                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                             ------------------   ----------------
                                                         JUNE 30, 2002
                                             -------------------------------------
Carrying value of:
Assets transferred.........................       $356,861            $ 398,568
Liabilities transferred....................        (88,946)            (101,708)
Other comprehensive income transferred.....         (9,379)              (9,379)
Additional paid-in capital.................       (258,536)            (274,611)
Retained earnings..........................             --              (12,870)
                                                  --------            ---------
Net cash for transaction...................       $     --            $      --
                                                  ========            =========

    REVENUE RECOGNITION--The Company's revenue recognition policies are as follows:

    LOANS AND OTHER LENDING INVESTMENTS: Management considers its loans and other lending investment to be either held to maturity or available-for-sale. The Company reflects held-to-maturity investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Items classified as available-for-sale are reported at fair values. Unrealized gains and losses on available-for-sale investments are included in other comprehensive income on the Company's Consolidated Balance Sheet and are not included in the Company's net income. On occasion, the Company may acquire loans at either small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase in the prepayment gain or loss, respectively. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTEREST RATE RISK MANAGEMENT--The Company has entered into various interest rate protection agreements that, together with a swap agreement, fix the interest rate on a portion of the Company's LIBOR-based borrowings. The related cost of these agreements is amortized over their respective lives and such amortization is recorded as interest expense. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counterparties is not considered to be significant.

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

    USE OF ESTIMATES--The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    CHANGE IN ACCOUNTING PRINCIPLE--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a foreign currency exposure. On January 1, 2001, the Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133." Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives, the adoption and continued application of SFAS No. 133 could have a more significant effect on the Company prospectively.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    OTHER NEW ACCOUNTING STANDARDS--In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is applicable for transfers of assets and extinguishments of liabilities occurring after June 30, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the Company.

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

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. SFAS
No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. The Company adopted the provisions of both statements on January 1, 2002, as required, and the adoption did not have a significant impact on the Company.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 requires that current operations prior to the disposition of corporate tenant lease assets and prior period results of such operations be presented in discontinued operations in the Company's Consolidated Statements of Operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant financial impact on the Company.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement, as required, on January 1, 2003.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    On July 6, 2001, the Company financed a $75.0 million term preferred investment in a publicly-traded real estate customer with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The investment had a maturity of July 2006, including a one-year extension at the Company's option. The Company's investment carried an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment was convertible into the customer's common stock at a strike price of $25.00 per share. During the second quarter of 2002, the asset was transferred to iStar Financial.

NOTE 5--CORPORATE TENANT LEASE ASSETS

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

                                                        JUNE 30,   DECEMBER 31,
                                                          2002         2001
                                                        --------   ------------
Facilities and improvements...........................  $646,908    $  923,996
Land and land improvements............................   227,334       259,678
Less: accumulated depreciation........................   (42,828)      (46,890)
                                                        --------    ----------
  Corporate tenant lease assets, net..................  $831,414    $1,136,784
                                                        ========    ==========

    In addition, the Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended
June 30, 2002 and 2001 were approximately $5.1 million and $5.0 million, respectively, and $9.6 million and $9.9 million for the six months ended
June 30, 2002 and 2001, respectively, and are included as a reduction of "Operating costs--corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

    On May 30, 2002, the Company sold one corporate tenant lease asset for net proceeds of $3.7 million, and a realized gain of approximately $595,000.

    During the three months ended June 30, 2002, the Company disposed of 15 corporate tenant lease assets at their respective carrying values of $229.6 million by transferring them to iStar Financial. During the six months ended June 30, 2002, the Company disposed of 17 corporate tenant lease assets at their respective carrying values of $258.6 million by transferring them to iStar Financial. No gain or loss resulted from these transfers. The results of operations from corporate tenant lease assets sold in

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--CORPORATE TENANT LEASE ASSETS (CONTINUED) the current period are classified as discontinued operations even though such income was actually received by the Company prior to the asset sale. Gains on sale from corporate tenant lease assets are also classified as discontinued operations.

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES

    The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, its respective income and the Company's pro rata share of its ventures' third-party, non-recourse debt as of June 30, 2002 are presented below (in thousands):

                                                                              PRO RATA
                                                                              SHARE OF                THIRD-PARTY DEBT
                                                           JOINT VENTURE    THIRD-PARTY    ---------------------------------------
UNCONSOLIDATED JOINT VENTURES     OWNERSHIP     EQUITY         INCOME       NON-RECOURSE       INTEREST            SCHEDULED
AND SUBSIDIARIES                      %       INVESTMENT       (LOSS)         DEBT(1)            RATE            MATURITY DATE
-----------------------------     ---------   ----------   --------------   ------------   ----------------   --------------------
UNCONSOLIDATED JOINT VENTURES:
  Sunnyvale....................     44.70%     $12,400         $1,060         $ 10,728      LIBOR + 1.25%       November 2004(2)
  CTC I........................     50.00%      11,686            707           60,361       7.66%-7.87%      Various through 2011
  Milpitas(3)..................     50.00%      24,555          1,512           39,846          6.55%            November 2005
  Sierra.......................     50.00%          --            (36)              --           N/A                  N/A

UNCONSOLIDATED SUBSIDIARIES:
  TMOC.........................     95.00%         135             --               --           N/A                  N/A
                                               -------         ------         --------
  Total........................                $48,776         $3,243         $110,935
                                               =======         ======         ========

EXPLANATORY NOTES:
------------------------------

(1) The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitment to fund the debt.

(2) Maturity date reflects a one-year extension at the venture's option.

(3) As of July 2, 2002, the Company owns 100.00% of Milpitas, which will be consolidated for accounting purposes in future periods.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES: At June 30, 2002, the Company had investments in three joint ventures: (1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; and (3) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

    At June 30, 2002, the ventures comprised 20 net leased facilities. The Company's combined investment in these joint ventures at June 30, 2002 was $48.6 million. The joint ventures' carrying value for the 20 facilities owned at June 30, 2002 was $290.5 million. In the aggregate, the joint ventures had total assets of $329.7 million and total liabilities of $234.3 million as of June 30, 2002, and net income of $2.7 million and $6.3 million for the three and six months ended June 30, 2002. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights which limit the Company's control.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    Effective September 29, 2000, iStar Sunnyvale Partners, LP (the entity which is controlled by Sunnyvale) entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.00% through November 9, 2003. Currently, the limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of common stock of iStar Financial in lieu of cash.

    On April 1, 2002, the former Sierra Land Ventures ("Sierra") joint venture partner assigned its 50.00% ownership interest in Sierra to the Company. There were no cash or shares exchanged in this transaction. As of April 1, 2002, the Company owns 100.00% of the corporate tenant lease asset previously held by Sierra and therefore consolidates this asset for accounting purposes.

    On July 2, 2002, the Company paid approximately $30.5 million in cash to the former member of the Milpitas joint venture in exchange for its 50.00% ownership interest. Pursuant to the terms of the joint venture agreement, the former external member had the right to convert its interest into 984,476 shares of common stock of iStar Financial at any time during the period February 1, 2002 through January 31, 2003. On May 2, 2002, the former Milpitas external member exercised this right. Upon the external member's exercise of its conversion right, the Company had the option to acquire the partner's interest for cash, instead of shares, for a payment equal to the value of 984,476 shares of common stock of iStar Financial multiplied by the ten-day average closing stock price as of the transaction date. The Company made such election and, as of July 2, 2002, owns 100.00% of Milpitas, which will be consolidated for accounting purposes in future periods.

    Income generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings from joint ventures and unconsolidated subsidiaries" on the Consolidated Statements of Operations.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES: The Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary that has a $2.0 million investment in a real estate company based in Mexico. The Company owns 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5.00% of the outstanding voting and non-voting common stock (representing 99.00% voting power and 5.00% economic interest) in TMOC. As of June 30, 2002, there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    TMOC was formed as a taxable corporation for the purpose of maintaining compliance with the REIT provisions of the Code and is accounted for under the equity method for financial statement reporting purposes and is presented in "Investments in joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheet. If TMOC was consolidated with the Company for financial statement purposes, it would not have a material impact on the Company's operations. As of June 30, 2002, this corporation had no debt obligations.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS

    As of June 30, 2002 and December 31, 2001, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                        CARRYING VALUE AS OF
                                       -----------------------        STATED               SCHEDULED
                                       JUNE 30,   DECEMBER 31,       INTEREST              MATURITY
                                         2002         2001            RATES                  DATE
                                       --------   ------------   ----------------   -----------------------
SECURED TERM LOANS:
  Secured by corporate tenant lease
    assets...........................  $193,000     $193,000      LIBOR + 1.85%          July 2006(1)
  Secured by corporate tenant lease
    assets...........................     8,449       55,819       6.00%-11.38%     Various through 2011(2)
  Secured by corporate lending
    investment.......................        --       50,000      LIBOR + 2.50%          July 2006(3)
                                       --------     --------
  Total term loans...................   201,449      298,819
  Plus: debt premium.................       253          274
                                       --------     --------
  Total secured term loans...........   201,702      299,093
UNSECURED NOTES(4):
  6.75% Dealer Remarketable
    Securities(5)....................   125,000      125,000          6.75%               March 2013
  7.70% Notes........................   100,000      100,000          7.70%                July 2017
  7.95% Notes........................    50,000       50,000          7.95%                May 2006
                                       --------     --------
  Total unsecured notes..............   275,000      275,000
  Less: debt discount(6).............   (13,698)     (15,698)
                                       --------     --------
  Total unsecured notes..............   261,302      259,302
                                       --------     --------
TOTAL DEBT OBLIGATIONS...............  $463,004     $558,395
                                       ========     ========

EXPLANATORY NOTES:
--------------------------

(1) Maturity date reflects two one-year extensions at the Company's option.

(2) During the six months ended June 30, 2002, debt obligations of $46.9 million were transferred to iStar Financial along with their underlying collateral.

(3) On May 1, 2002, this debt obligation was transferred to iStar Financial along with its underlying collateral.

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

(6) As part of the accounting for the merger these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which the Company could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 8.81%, 9.51% and 9.04% for the 6.75% Dealer Remarketable Securities, 7.70% Notes and 7.95% Notes, respectively.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
    Certain of the Company's debt obligations contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels and restrictions on the Company's ability to incur liens on assets. Significant non-financial covenants include requirements regarding corporate existence, maintenance of corporate tenant lease assets, insurance and payment of taxes.

    On May 15, 2001, the Company repaid its $100.0 million 7.30% unsecured notes. These notes were senior unsecured obligations of the Company and ranked equally with the Company's other senior unsecured and unsubordinated indebtedness.

    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The floating-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00% in aggregate) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities.

    On July 6, 2001, the Company financed a $75.0 million term preferred investment in a publicly-traded real estate customer with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The investment had a maturity of July 2006, including a one-year extension at the Company's option. The Company's investment carried an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment was convertible into the customer's common stock at a strike price of $25.00 per share. During the second quarter of 2002, the asset was transferred to iStar Financial.

    On July 27, 2001, the Company repaid the unsecured revolving credit facility. iStar Financial replaced this subsidiary facility with a $300.0 million unsecured revolving credit facility with a group of leading financial institutions.

    The 30-day LIBOR rate as of June 30, 2002 was 1.84%. The Company has entered into an interest rate swap agreement which, together with an existing LIBOR interest rate cap agreement struck at 7.75%, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

    The Company has also entered into a LIBOR interest rate cap struck at 7.75% in the notional amount of $35.0 million, which expires in December 2004.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
    As of June 30, 2002, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2002 (remaining six months).................................  $     --
2003........................................................        --
2004........................................................        --
2005........................................................     3,382
2006........................................................   243,000
Thereafter..................................................   230,067
                                                              --------
Total principal maturities..................................   476,449
Net unamortized debt discounts..............................   (13,445)
                                                              --------
Total debt obligations......................................  $463,004
                                                              ========

EXPLANATORY NOTE:
------------------------

(1) Assumes exercise of extensions to the extent such extensions are at the Company's option.

NOTE 8--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholder's equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $9.3 million and $25.3 million for the three-month periods ended June 30, 2002 and 2001, respectively, and $30.5 million and $42.8 million for the six-month periods ended June 30, 2002 and 2001, respectively. The primary components of comprehensive income other than net income consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investment, which was transferred to iStar Financial in the second quarter of 2002.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--COMPREHENSIVE INCOME (CONTINUED)
    For the three and six months ended June 30, 2002, the change in the fair market value of the Company's cash flow hedges was a decrease of $1.3 million and $574,000, respectively, and was recorded as adjustments to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

                                                                FOR THE               FOR THE
                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2002       2001       2002       2001
                                                          --------   --------   --------   --------
Net income..............................................  $16,353    $24,843    $36,775    $45,598
Other comprehensive income:
  Unrealized losses on investments for the period.......   (5,715)        --     (5,715)        --
  Cumulative effect of change in accounting principle
    (SFAS No. 133) on other comprehensive income........       --         --         --     (1,517)
  Unrealized gains (losses) on cash flow hedges.........   (1,303)       493       (574)    (1,258)
                                                          -------    -------    -------    -------
Comprehensive income....................................  $ 9,335    $25,336    $30,486    $42,823
                                                          =======    =======    =======    =======

    As of June 30, 2002 and December 31, 2001, accumulated other comprehensive income reflected in the Company's equity on the balance sheet is comprised of the following (in thousands):

                                                          AS OF        AS OF
                                                         JUNE 30,   DECEMBER 31,
                                                           2002         2001
                                                         --------   ------------
Unrealized gains on available-for-sale investment......  $    --       $ 5,715
Unrealized losses on cash flow hedges..................   (5,567)       (4,993)
                                                         -------       -------
Accumulated other comprehensive income (loss)..........  $(5,567)      $   722
                                                         =======       =======

    During the second quarter of 2002, the Company disposed of one structured finance asset by transferring it to iStar Financial. As a result of this transfer, $9.4 million of other comprehensive income was also transferred to iStar Financial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of June 30, 2002, the Company's portfolio consisted of 99 facilities principally subject to net leases to approximately 115 customers, comprising 9.8 million square feet in 22 states. Of the 99 total facilities, there are 20 facilities held in three joint venture partnerships.

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

    In the second quarter of 2002, the Company disposed of 15 corporate tenant lease assets and one structured finance asset by transferring them to iStar Financial at their respective carrying amounts.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED
  JUNE 30, 2001

    INTEREST INCOME--Interest income decreased $875,000 to $972,000 for the three months ended June 30, 2002 from $1.8 million for the same period in 2001. This decrease was primarily due to the transfer of a corporate/partnership loan to iStar Financial in the second quarter of 2002, which accounted for $622,000 of the decrease. In addition, interest income deceased by $156,000 due to lower average cash balances and interest rates in the second quarter of 2002 as compared to the same period in 2001.

    OPERATING LEASE INCOME--Operating lease income decreased $9.0 million to $27.6 million for the three months ended June 30, 2002 from $36.6 million for the same period in 2001. Of this decrease, $7.9 million was due to the transfer of corporate tenant lease assets to iStar Financial in 2001. In addition, operating lease income decreased by $1.1 million due to lower operating lease income on corporate tenant lease assets.

    OTHER INCOME--Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures and credit enhancement fees. During the three-months ended June 30, 2002, other income consisted of dividend income of $150,000.

    During the three months ended June 30, 2001, other income consisted of dividend income of $125,000.

    INTEREST EXPENSE--For the three-months ended June 30, 2002, interest expense decreased by $1.1 million to $9.7 million from $10.8 million for the same period in 2001. Of this decrease, $2.0 million resulted from the repayment of debt in 2001. The decrease was partially offset by a $497,000 increase in interest expense related to certain interest rate protection agreements and a $347,000 increase in amortization of loan costs.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the three months ended June 30, 2002, operating costs decreased by $429,000 to $2.7 million from $3.1 million for the same period in 2001.

This decrease is due to corporate tenant lease asset dispositions in 2001 and collection of prior years' tax refunds related to certain corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased by $1.5 million to $4.4 million for the three months ended June 30, 2002 from $5.9 million for the same period in 2001. This decrease is primarily the result of the transfer of corporate tenant lease assets to iStar Financial in 2001.

    GENERAL AND ADMINISTRATIVE--For the three months ended June 30, 2002, general and administrative expenses were comparable to the same period in 2001.

    EQUITY IN EARNINGS FROM JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES--During the three months ended June 30, 2002, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by $689,000 to $1.4 million from $2.1 million for the same period in 2001. This decrease was primarily due to lower operating lease income on certain joint ventures.

    INCOME FROM DISCONTINUED OPERATIONS--For the six-month period ended
June 30, 2002, the Company disposed of 15 corporate tenant lease assets by transferring them to iStar Financial at their respective carrying values of $229.6 million, resulting in no gain or loss. Additionally, during the three-month period ended June 30, 2002, the Company sold one corporate tenant lease asset, resulting in a gain of $595,000. Operating income received by the Company for the three-month periods ending June 30, 2002 and June 30, 2001, of approximately $4.0 million and $4.5 million respectively, prior to the disposition of corporate tenant lease assets, is shown as "discontinued operations" even though such income was received by the Company prior to the asset disposition.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the three months ended June 30, 2002, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million, and recognized a gain of approximately $595,000.

    During the second quarter of 2001, the Company disposed of one corporate tenant lease asset for net proceeds of $4.1 million, and recognized a gain of approximately $1.0 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the three months ended June 30, 2002 and 2001, the Company did not incur any losses on the early extinguishment of debt.

SIX-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SIX-MONTH PERIOD ENDED
  JUNE 30, 2001

    INTEREST INCOME--Interest income increased $793,000 to $3.7 million for the six months ended June 30, 2002 from $2.9 million for the same period in 2001. This increase was primarily due to a loan origination in May of 2001 which accounted for $2.0 million of the increase. Interest income decreased by $531,000 due to lower average cash balances and interest rates in the second quarter of 2002 as compared to the same period in 2001.

    OPERATING LEASE INCOME--Operating lease income decreased $17.1 million to $56.0 million for the six months ended June 30, 2002 from $73.1 million for the same period in 2001. Of this decrease, $15.8 million was due to the transfer of corporate tenant lease assets to iStar Financial in 2001. In addition, operating lease income decreased by $1.5 million due to lower operating lease income on certain corporate tenant lease assets.

    OTHER INCOME--Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures and credit enhancement fees. During the six-months ended June 30, 2002, other income consisted of financial advisory fees of $1.0 million and dividend income of $300,000.

    During the six months ended June 30, 2001, other income consisted of dividend income of $375,000.

    INTEREST EXPENSE--For the six-months ended June 30, 2002, interest expense decreased by $2.8 million to $19.9 million from $22.7 million for the same period in 2001. Of this decrease, $5.3 million resulted from the repayment of debt in 2001 and 2002. The decrease was partially offset by a $1.3 million increase in interest expense related to certain interest rate protection agreements and a $739,000 increase in amortization of loan costs.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the six months ended June 30, 2002, operating costs decreased by $912,000 to $5.5 million from $6.4 million for the same period in 2001. This decrease is due to corporate tenant lease asset dispositions in 2001 and collection of prior years' tax refunds related to certain corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased by $3.2 million to $8.7 million for the six months ended June 30, 2002 from $11.9 million for the same period in 2001. This decrease is primarily the result of the transfer of corporate tenant lease assets to iStar Financial in 2001.

    GENERAL AND ADMINISTRATIVE--For the six months ended June 30, 2002, general and administrative expenses were comparable to the same period in 2001.

    EQUITY IN EARNINGS FROM JOINT VENTURES AND UNCONSOLIDATED
SUBSIDIARIES--During the six months ended June 30, 2002, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by $1.2 million to $3.2 million from $4.4 million for the same period in 2001. This decrease was primarily due to lower operating lease income on certain joint ventures.

    INCOME FROM DISCONTINUED OPERATIONS--For the three-month period ended
June 30, 2002, the Company disposed of 17 corporate tenant lease assets by transferring them to iStar Financial at their respective carrying values of $258.6 million, resulting in no gain or loss. Additionally, during the six-month period ended June 30, 2002, the Company sold one corporate tenant lease asset, resulting in a gain of $595,000. Operating income received by the Company for the six-month periods ended June 30, 2002 and 2001, of approximately
$9.9 million and $9.5 million respectively, prior to the disposition of corporate tenant lease assets, is shown as "discontinued operations" even though such income was received by the Company prior to the asset disposition.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the six months ended June 30, 2002, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million, and recognized gains of approximately $595,000.

    During the six months ended June 30, 2001, the Company disposed of two corporate tenant lease assets for net proceeds of $7.8 million, and recognized gains of approximately $1.6 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the six months ended June 30, 2002, the Company did not incur any losses on the early extinguishment of debt.

    During the six months ended June 30, 2001, the Company repaid a mortgage loan that had an original maturity date of December 2004. This prepayment resulted in an extraordinary loss of $1.0 million.

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

    Omitted pursuant to General Instruction H (2) of Form 10-Q.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS

       None.

    B.  REPORTS ON FORM 8-K

           On June 12, 2002, a Current Report on Form 8-K was filed in connection with the transfer of corporate tenant lease assets to another subsidiary of the Company's parent company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRINET CORPORATE REALTY TRUST, INC.
                                                     REGISTRANT

Date: August 14, 2002
                                                     ------------------------------------------------
                                                     Jay Sugarman
                                                     CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                     CHIEF EXECUTIVE OFFICER

Date: August 14, 2002
                                                     ------------------------------------------------
                                                     Spencer B. Haber
                                                     PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                                     SECRETARY