Form 10-Q
period 2002-09-30
TRINET CORPORATE REALTY TRUST INC
filed 2002-11-14
CIK 899162

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR

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

    Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 4, 2002, there were 100 shares of Common Stock outstanding.

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
           INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE
                   FILING THIS FORM WITH REDUCED DISCLOSURE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                        --------
PART I.   Consolidated Financial Information..........................         3

Item 1.   Financial Statements:

          Consolidated Balance Sheets at September 30, 2002 and
            December 31, 2001.........................................         3

          Consolidated Statements of Operations--For the three- and
            nine-month periods ended September 30, 2002 and 2001......         4

          Consolidated Statement of Changes in Shareholder's
            Equity--For the nine-month period ended September 30,
            2002......................................................         5

          Consolidated Statements of Cash Flows--For the three- and
            nine-month periods ended September 30, 2002 and 2001......         6

          Notes to Consolidated Financial Statements..................         7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................        20

Item 4.   Controls and Procedures.....................................        24

PART II.  Other Information...........................................        25

Item 1.   Legal Proceedings...........................................        25

Item 2.   Changes in Securities and Use of Proceeds...................        25

Item 3.   Defaults Upon Senior Securities.............................        25

Item 4.   Submission of Matters to a Vote of Security Holders.........        25

Item 5.   Other Information...........................................        25

Item 6.   Exhibits and Reports on Form 8-K............................        25

SIGNATURES............................................................        26

CERTIFICATIONS........................................................        27

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002           2001*
                                                              -------------   ------------
                                          ASSETS
Loans and other lending investments, net....................   $    1,900      $   81,743
Corporate tenant lease assets, net..........................      922,023       1,136,784
Investments in joint ventures and unconsolidated
  subsidiaries..............................................       24,172          55,000
Assets held for sale........................................       24,800              --
Cash and cash equivalents...................................       13,638           8,872
Restricted cash.............................................           --             167
Accrued interest receivable.................................           --             233
Deferred operating lease income receivable..................       18,944          18,621
Deferred expenses and other assets..........................       28,292          22,751
                                                               ----------      ----------
  Total assets..............................................   $1,033,769      $1,324,171
                                                               ==========      ==========
                           LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....   $   44,091      $   50,816
Debt obligations............................................      542,804         558,395
                                                               ----------      ----------
  Total liabilities.........................................      586,895         609,211
                                                               ----------      ----------
Commitments and contingencies...............................           --              --

Minority interest in consolidated entities..................        2,496           2,565

Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100
  shares issued and outstanding at September 30, 2002 and
  December 31, 2001, respectively...........................           --              --
Additional paid-in capital..................................      491,760         751,969
Retained earnings...........................................           --              --
Accumulated other comprehensive income (losses) (See Note
  8)........................................................       (7,086)            722
Common stock of iStar Financial held in treasury (at
  cost).....................................................      (40,296)        (40,296)
                                                               ----------      ----------
  Total shareholder's equity................................      444,378         712,395
                                                               ----------      ----------
  Total liabilities and shareholder's equity................   $1,033,769      $1,324,171
                                                               ==========      ==========

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

                                                               FOR THE               FOR THE
                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2002      2001*       2002      2001*
                                                         --------   --------   --------   --------
REVENUE:
  Interest income......................................  $    47    $ 2,841    $ 3,737    $  5,738
  Operating lease income...............................   28,978     29,988     81,144      99,156
  Other income.........................................      581        124      1,881         504
                                                         -------    -------    -------    --------
    Total revenue......................................   29,606     32,953     86,762     105,398
                                                         -------    -------    -------    --------

COSTS AND EXPENSES:
  Interest expense.....................................   10,503     10,303     30,385      32,975
  Operating costs--corporate tenant lease assets.......    3,269      3,141      8,643       9,422
  Depreciation and amortization........................    4,866      4,610     13,255      16,054
  General and administrative...........................    1,371      1,033      5,165       5,052
                                                         -------    -------    -------    --------
    Total costs and expenses...........................   20,009     19,087     57,448      63,503
                                                         -------    -------    -------    --------

Net income before equity in earnings from joint
  ventures and unconsolidated subsidiaries, minority
  interest and other items.............................    9,597     13,866     29,314      41,895
Equity in earnings from joint ventures and
  unconsolidated subsidiaries..........................      936      2,581      4,179       7,016
Minority interest in consolidated entities.............      (40)       (41)      (122)       (123)
Income from discontinued operations....................      960      6,575     14,263      19,498
Gain (loss) from discontinued operations...............      123     (1,196)       717         403
Extraordinary loss on early extinguishment of debt.....       --       (583)        --      (1,620)
Cumulative effect of change in accounting principle
  (See Note 3).........................................       --         --         --        (269)
                                                         -------    -------    -------    --------
Net income.............................................  $11,576    $21,202    $48,351    $ 66,800
                                                         =======    =======    =======    ========

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

                                                                  ACCUMULATED
                                                                     OTHER
                                        ADDITIONAL   RETAINED    COMPREHENSIVE
                                         PAID-IN     EARNINGS       INCOME       TREASURY
                                         CAPITAL     (DEFICIT)     (LOSSES)       STOCK       TOTAL
                                        ----------   ---------   -------------   --------   ---------
Balance at December 31, 2001..........  $ 751,969    $     --       $   722      $(40,296)  $ 712,395

Contribution from iStar Financial.....     30,550          --            --            --      30,550

Non-cash distribution of assets to
  iStar Financial.....................   (270,155)    (12,870)           --            --    (283,025)

Dividends paid to iStar Financial.....    (20,604)    (38,348)           --            --     (58,952)

Dividends received on iStar Financial
  shares held in treasury.............         --       2,867            --            --       2,867

Net income for the period.............         --      48,351            --            --      48,351

Change in accumulated other
  comprehensive income................         --          --        (7,808)           --      (7,808)
                                        ---------    --------       -------      --------   ---------

Balance at September 30, 2002.........  $ 491,760    $     --       $(7,086)     $(40,296)  $ 444,378
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

                                                                      FOR THE                   FOR THE
                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                              -----------------------   -----------------------
                                                                2002          2001*       2002          2001*
                                                              --------      ---------   --------      ---------
Cash flows from operating activities:
Net income..................................................  $ 11,576      $  21,202   $ 48,351      $  66,800
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest in consolidated entities................        40             41        122            123
  Depreciation and amortization.............................     6,339          5,670     17,727         19,259
  Depreciation and amortization from discontinued
    operations..............................................        53          1,656      3,246          4,883
  Amortization of discounts/premiums........................        --           (653)    (1,057)        (1,248)
  Equity in earnings from joint ventures and unconsolidated
    subsidiaries............................................      (936)        (2,581)    (4,179)        (7,016)
  Distributions from operations of joint ventures...........       985          1,295      5,369          3,990
  Deferred operating lease income receivable................    (1,026)        (2,320)    (6,187)        (7,303)
  (Gain) loss from discontinued operations..................      (123)         1,196       (717)          (403)
  Extraordinary loss on early extinguishment of debt........        --            583         --          1,620
  Cumulative effect of change in accounting principle.......        --             --         --            269
  Changes in assets and liabilities:
    Increase in accrued interest receivable.................        --         (1,985)    (2,359)        (1,985)
    (Increase) decrease in deferred expenses and other
      assets................................................    (2,574)            55    (10,876)        (3,661)
    Increase (decrease) in accounts payable, accrued
      expenses and other liabilities........................       287         (1,387)    (6,327)        (3,777)
                                                              --------      ---------   --------      ---------
  Cash flows provided by operating activities...............    14,621         22,772     43,113         71,551
                                                              --------      ---------   --------      ---------
Cash flows from investing activities:
  New investment originations...............................   (27,851)       (26,782)   (27,851)      (101,282)
  Net proceeds from sale of corporate tenant lease assets...        --         12,452      3,702         20,286
  Net proceeds from discontinued operations.................    12,500             --     17,500             --
  Repayments of and principal collections on loans and other
    lending investments.....................................        --             --         --         91,096
  Investments in and advances to unconsolidated joint
    ventures................................................        --             --       (127)          (150)
  Distributions from unconsolidated joint ventures..........        --             --         --         24,265
  Capital improvements for build-to-suit projects...........        --         (4,098)      (326)       (10,517)
  Capital improvement projects on corporate tenant lease
    assets..................................................      (649)        (2,146)    (1,737)        (4,229)
  Other capital expenditures on corporate tenant lease
    assets..................................................      (935)          (987)    (2,879)        (2,559)
                                                              --------      ---------   --------      ---------
  Cash flows (used in) provided by investing activities.....   (16,935)       (21,561)   (11,718)        16,910
                                                              --------      ---------   --------      ---------
Cash flows from financing activities:
  Borrowings under revolving credit facilities..............        --         57,700         --        757,800
  Repayments under revolving credit facilities..............        --       (210,701)        --       (931,251)
  Borrowings under term loans...............................        --         67,624         --        277,664
  Repayments under term loans...............................      (412)          (282)      (843)      (114,932)
  Repayments under unsecured notes..........................        --             --         --       (100,000)
  (Increase) decrease in restricted cash held in connection
    with debt obligations...................................        --            (86)      (115)         6,883
  Distributions to minority interest in consolidated
    entities................................................       (40)           (41)      (191)          (123)
  Payments on early extinguishment of debt..................        --             --         --         (1,037)
  Payments for deferred financing costs.....................        55         (2,600)        55         (6,755)
  Contribution from iStar Financial.........................    30,550         97,046     30,550         97,046
  Dividends paid to iStar Financial.........................   (27,900)       (21,000)   (58,952)       (80,000)
  Dividends received on iStar Financial shares held in
    treasury................................................     1,434          1,394      2,867          4,153
                                                              --------      ---------   --------      ---------
  Cash flows provided by (used in) financing activities.....     3,687        (10,946)   (26,629)       (90,552)
                                                              --------      ---------   --------      ---------
Increase (decrease) in cash and cash equivalents............     1,373         (9,735)     4,766         (2,091)
Cash and cash equivalents, at beginning of period...........    12,265         19,185      8,872         11,541
                                                              --------      ---------   --------      ---------
Cash and cash equivalents, at end of period.................  $ 13,638      $   9,450   $ 13,638      $   9,450
                                                              ========      =========   ========      =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of
    capitalized interest....................................  $ 11,630      $  12,793   $ 29,602      $  36,524
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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND ORGANIZATION

    BUSINESS--TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers, who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of September 30, 2002, the Company's portfolio consisted of 100 facilities principally subject to net leases to approximately 116 customers, comprising 9.9 million square feet in 21 states. Of the 100 total facilities, there are nine facilities held in two unconsolidated joint ventures.

    ORGANIZATION--The Company became a wholly-owned subsidiary of iStar Financial through a merger on November 4, 1999. As a wholly-owned subsidiary of iStar Financial, a real estate investment trust ("REIT"), the Company operates as a qualified real estate investment trust subsidiary ("QRS") under the Internal Revenue Code of 1986, as amended (the "Code").

    MERGER TRANSACTION--On November 3, 1999, the Company's shareholders and the shareholders of iStar Financial approved the merger of the Company with a wholly-owned subsidiary of iStar Financial. The shareholders of iStar Financial also approved: (1) the acquisition by iStar Financial, through a merger and contribution of interests, of 100.00% of the ownership interests in its former external advisor; and (2) the change in form of its organization from a business trust to a corporation ("Incorporation Merger"). Pursuant to the merger, the Company merged with and into a subsidiary of iStar Financial, with the Company surviving as a wholly-owned subsidiary of iStar Financial. In the merger, each issued and outstanding share of the Company's common stock was converted into
1.15 shares of common stock of iStar Financial. Each issued and outstanding share of Series A, Series B and Series C Cumulative Redeemable Preferred Stock of the Company was converted into a share of Series B, Series C and Series D Cumulative Redeemable Preferred Stock (respectively) of iStar Financial. The iStar Financial preferred stock issued to the Company's former preferred shareholders has substantially the same terms as the Company's preferred stock, except that the new shares of Series B, C and D preferred stock have additional voting rights not associated with the Company's preferred stock. The holders of iStar Financial's Series A Preferred Shares received Series A Preferred Shares in the Incorporation Merger with the same rights and preferences as existed prior to the merger. The merger was structured as a tax-free reorganization under federal tax law.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED)
    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at September 30, 2002 and December 31, 2001 and the results of its operations, changes in shareholder's equity and its cash flows for the three- and nine-month periods ended September 30, 2002 and 2001, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 4, "Loans and Other Lending Investments" includes corporate/partnership loans. Management considers its loans and other lending investments to be either held-to-maturity or available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost, while items classified as available-for-sale are reported at fair values. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets and are not included in the Company's net income.

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

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $0 and $365,000 during the three-month periods ended September 30, 2002 and 2001, respectively, and was approximately $70,000 and $852,000 during the nine-month periods ended
September 30, 2002 and 2001, respectively.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    RESTRICTED CASH--Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations and leasing transactions.

    NON-CASH ACTIVITY--During the three and nine months ended September 30, 2002, the Company disposed of two and 19 corporate tenant lease assets, respectively, and their related liabilities by transferring them to iStar Financial at their respective carrying values. During the nine months ended September 30, 2002, the Company disposed of one structured finance asset by transferring it to iStar Financial at its respective carrying value.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    During the three months ended September 30, 2002, the Company acquired three corporate tenant lease assets and their related liabilities through a transfer from iStar Financial at their respective carrying values.

    The following is a summary of the effects of these transactions on the Company's consolidated financial position (in thousands):

                                                 FOR THE              FOR THE
                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                            ------------------   -----------------
                                                      SEPTEMBER 30, 2002
                                            --------------------------------------
Carrying value of:
Assets....................................       $(4,390)            $ 394,178
Liabilities...............................           (66)             (101,774)
Accumulated other comprehensive income....            --                (9,379)
Additional paid-in capital................         4,456              (270,155)
Retained earnings.........................            --               (12,870)
                                                 -------             ---------
Net cash for transaction..................       $    --             $      --
                                                 =======             =========

    REVENUE RECOGNITION--The Company's revenue recognition policies are as follows:

    LOANS AND OTHER LENDING INVESTMENTS: Management considers its loans and other lending investment to be either held to maturity or available-for-sale. The Company reflects held-to-maturity investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Items classified as available-for-sale are reported at fair values. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase in the prepayment gain or loss, respectively. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

    LEASING INVESTMENTS: Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable" on the Company's Consolidated Balance Sheets.

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

    OTHER NEW ACCOUNTING STANDARDS--In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is applicable for transfers of assets and

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) extinguishments of liabilities occurring after June 30, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the Company.

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

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement, as required, on January 1, 2003.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities," to address significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material effect on the Company's Consolidated Financial Statements.

    In September 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions," an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of financial institutions, except those acquisitions between two or more mutual enterprises. SFAS No. 147 removes acquisitions of financial institutions from the scope of both FASB No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. SFAS No. 147 also amends SFAS
No. 144, to include in its scope long-term, customer-relationship intangible assets of financial institutions such as depositor-relationship and borrower-relationship intangible assets and credit cardholder intangible assets. The Company will adopt the provisions of this statement, as required, on October 1, 2002. The Company does not expect SFAS No. 147 to have a material effect on the Company's Consolidated Financial Statements.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    On July 6, 2001, the Company financed a $75.0 million term preferred investment in a publicly-traded real estate customer with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The investment had a maturity of July 2006, including a one-year extension at the Company's option. The Company's investment carried an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment was convertible into the customer's common stock at a strike price of $25.00 per share. During the second quarter of 2002, the asset was transferred to iStar Financial at its carrying value of $89.9 million.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--CORPORATE TENANT LEASE ASSETS

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2002            2001
                                                      -------------   ------------
Facilities and improvements.........................    $725,640       $  923,996
Land and land improvements..........................     246,559          259,678
Less: accumulated depreciation......................     (50,176)         (46,890)
                                                        --------       ----------
  Corporate tenant lease assets, net................    $922,023       $1,136,784
                                                        ========       ==========

    In addition, the Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended September 30, 2002 and 2001 were approximately $4.7 million and $4.0 million, respectively, and $14.2 million and $13.9 million for the nine months ended September 30, 2002 and 2001, respectively, and are included as a reduction of "Operating costs--corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

    The Company is subject to expansion option agreements with one existing customer which could require the Company to fund and to construct up to 126,100 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements. In addition, upon exercise of such expansion option agreements, the corporate tenant would be required to simultaneously extend their existing lease terms for an additional six years.

    During the three months ended September 30, 2002, the Company disposed of two corporate tenant lease assets at their respective carrying values of $26.7 million by transferring them to iStar Financial. During the nine months ended September 30, 2002, the Company disposed of 19 corporate tenant lease assets at their respective carrying values of $285.2 million by transferring them to iStar Financial. No gain or loss resulted from these transfers. The results of operations from corporate tenant lease assets disposed of in the current period are classified as discontinued operations even though such income was actually received by the Company prior to the asset transfer. Gains on sale from corporate tenant lease assets are also classified as discontinued operations.

    In addition, during the three months ended September 30, 2002, the Company acquired three corporate tenant lease assets at their respective carrying values of $31.1 million through a transfer from iStar Financial. No gain or loss resulted from these transfers.

    On September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000. As of September 30, 2002, the terminated parcel is classified as held for sale on the Company's Consolidated Balance Sheets. On May 30, 2002, the Company sold one corporate tenant lease asset for net proceeds of $3.7 million, and a realized gain of approximately $595,000. The results of operations from corporate tenant lease assets sold or held for sale in the current period are classified as discontinued operations even though such income was actually received by the Company prior to the asset sale. Gains on sale from corporate tenant lease assets are also classified as discontinued operations.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES

    The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, its respective income and the Company's pro rata share of its ventures' third-party, non-recourse debt as of September 30, 2002 are presented below (in thousands):

                                                              JV INCOME          PRO RATA
                                                             (LOSS) FOR          SHARE OF     THIRD-PARTY DEBT
                                                            THREE MONTHS       THIRD-PARTY    ----------------
UNCONSOLIDATED JOINT VENTURES   OWNERSHIP     EQUITY            ENDED          NON-RECOURSE       INTEREST
AND SUBSIDIARIES                    %       INVESTMENT   SEPTEMBER 30, 2002      DEBT(1)            RATE
-----------------------------   ---------   ----------   -------------------   ------------   ----------------
UNCONSOLIDATED JOINT VENTURES:
  Sunnyvale..................     44.70%     $11,957           $   542           $10,728      LIBOR + 1.25%
  CTC I......................     50.00%      12,080               394            60,246      7.66% -- 7.87%

UNCONSOLIDATED SUBSIDIARIES:
  TMOC.......................     95.00%         135                --                --            N/A
                                             -------           -------           -------
  Total......................                $24,172           $   936           $70,974
                                             =======           =======           =======


                               THIRD-PARTY DEBT
                               --------------------
UNCONSOLIDATED JOINT VENTURES       SCHEDULED
AND SUBSIDIARIES                  MATURITY DATE
-----------------------------  --------------------
UNCONSOLIDATED JOINT VENTURES
  Sunnyvale..................    November 2004(2)
  CTC I......................  Various through 2011
UNCONSOLIDATED SUBSIDIARIES:
  TMOC.......................          N/A
  Total......................

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

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES:  At
September 30, 2002, the Company had investments in two joint ventures:
(1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee; and
(2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

    At September 30, 2002, the ventures comprised nine net leased facilities. The Company's combined investment in these joint ventures at September 30, 2002 was $24.0 million. The joint ventures' carrying value for the nine facilities owned at September 30, 2002 was $156.3 million. In aggregate, the joint ventures had total assets of $190.7 million and total liabilities of $152.5 million as of September 30, 2002, and net income of $4.8 million and $1.7 million for the three and nine months ended September 30, 2002. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

    Effective September 29, 2000, iStar Sunnyvale Partners, LP entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.00% through November 9, 2003. Currently, the limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of common stock of iStar Financial in lieu of cash.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    On July 2, 2002, the Company paid approximately $30.5 million in cash to the former member of TriNet Milpitas Associates ("Milpitas") joint venture in exchange for its 50.00% ownership interest. Pursuant to the terms of the joint venture agreement, the former external member had the right to convert its interest into 984,476 shares of common stock of iStar Financial at any time during the period February 1, 2002 through January 31, 2003. On May 2, 2002, the former Milpitas external member exercised this right. Upon the external member's exercise of its conversion right, the Company had the option to acquire the partner's interest for cash, instead of shares, for a payment equal to the value of 984,476 shares of common stock of iStar Financial multiplied by the ten-day average closing stock price as of the transaction date. The Company made such election and, as of July 2, 2002, owns 100.00% of Milpitas, and therefore consolidates these assets for accounting purposes. The Company accounted for the acquisition of the external interest using the purchase method.

    Income generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES: The Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary that has a $2.0 million investment in a real estate company based in Mexico. The Company owns 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5.00% of the outstanding voting and non-voting common stock (representing 99.00% voting power and 5.00% economic interest) in TMOC. As of September 30, 2002, there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    TMOC was formed as a taxable corporation for the purpose of maintaining compliance with the REIT provisions of the Code and is accounted for under the equity method for financial statement reporting purposes and is presented in "Investments in joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. If TMOC was consolidated with the Company for financial statement purposes, it would not have a material impact on the Company's operations. As of September 30, 2002, TMOC has no debt obligations.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS

    As of September 30, 2002 and December 31, 2001, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                       CARRYING VALUE AS OF
                                   ----------------------------        STATED               SCHEDULED
                                   SEPTEMBER 30,   DECEMBER 31,       INTEREST              MATURITY
                                       2002            2001           RATES(1)                DATE
                                   -------------   ------------   ----------------   -----------------------
SECURED TERM LOANS:
  Secured by corporate tenant
    lease assets.................    $193,000        $193,000      LIBOR + 1.85%          July 2006(2)
  Secured by corporate tenant
    lease assets(3)..............      87,729          55,819       6.00%-11.38%      Various through 2011
  Secured by corporate lending
    investment(4)................          --          50,000      LIBOR + 2.50%            July 2006
                                     --------        --------
  Total term loans...............     280,729         298,819
  Less: debt (discount)
    premium......................        (262)            274
                                     --------        --------
  Total secured term loans.......     280,467         299,093
UNSECURED NOTES(5):
  6.75% Dealer Remarketable
    Securities(6)................     125,000         125,000          6.75%               March 2013
  7.70% Notes....................     100,000         100,000          7.70%                July 2017
  7.95% Notes....................      50,000          50,000          7.95%                May 2006
                                     --------        --------
  Total unsecured notes..........     275,000         275,000
  Less: debt discount(7).........     (12,663)        (15,698)
                                     --------        --------
  Total unsecured notes..........     262,337         259,302
                                     --------        --------
TOTAL DEBT OBLIGATIONS...........    $542,804        $558,395
                                     ========        ========

EXPLANATORY NOTES:
--------------------------

(1) Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on September 30, 2002 was 1.81%.

(2) Maturity date reflects two one-year extensions at the Company's option.

(3) During the nine months ended September 30, 2002, debt obligations of $46.9 million were transferred to iStar Financial along with their underlying collateral. In addition, $79.2 million of secured term debt was transferred to the Company's debt obligations as a result of the consolidation of the Milpitas joint venture.

(4) On May 1, 2002, this debt obligation was transferred to iStar Financial along with its underlying collateral.

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

(7) As part of the accounting for the merger these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which the Company could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 8.81%, 9.51% and 9.04% for the 6.75% Dealer Remarketable Securities, 7.70% Notes and 7.95% Notes, respectively.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
    Certain of the Company's debt obligations contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels and restrictions on the Company's ability to incur liens on assets. Significant non-financial covenants include requirements regarding corporate existence, maintenance of corporate tenant lease assets, insurance and payment of taxes. As of September 30, 2002, the Company believes it is in compliance with both financial and non-financial covenants on its debt obligations.

    On May 15, 2001, the Company repaid its $100.0 million 7.30% unsecured notes. These notes were senior unsecured obligations of the Company and ranked equally with the Company's other senior unsecured and unsubordinated indebtedness.

    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The variable-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00% in aggregate) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities.

    On July 6, 2001, the Company financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan had a maturity of July 2006, including a one-year extension at the Company's option. The Company's investment carried an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment was convertible into the customer's common stock at a strike price of $25.00 per share. During the second quarter of 2002, the asset was transferred to iStar Financial.

    On July 27, 2001, the Company repaid the unsecured revolving credit facility. iStar Financial replaced this subsidiary facility with a $300.0 million unsecured revolving credit facility with a group of leading financial institutions.

    On July 2, 2002 the Company purchased the remaining interest in the Milpitas joint venture from the former Milpitas external member. Upon purchase of the interest, the Milpitas venture became fully consolidated for accounting purposes and approximately $79.2 million of secured term debt was transferred to the Company's Consolidated Balance Sheets.

    The 30-day LIBOR rate as of September 30, 2002 was 1.81%. The Company has entered into an interest rate swap agreement which, together with an existing LIBOR interest rate cap agreement struck at 7.75%, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

    The Company has also entered into a LIBOR interest rate cap struck at 7.75% in the notional amount of $35.0 million, which expires in December 2004.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
    As of September 30, 2002, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2002 (remaining three months)...............................  $     --
2003........................................................        --
2004........................................................        --
2005........................................................    82,729
2006........................................................   243,000
Thereafter..................................................   229,999
                                                              --------
Total principal maturities..................................   555,728
Net unamortized debt discounts..............................   (12,924)
                                                              --------
Total debt obligations......................................  $542,804
                                                              ========

EXPLANATORY NOTE:
------------------------

(1) Assumes exercise of extensions to the extent such extensions are at the Company's option.

NOTE 8--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholder's equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $10.1 million and $18.1 million for the three-month periods ended September 30, 2002 and 2001, respectively, and $40.5 million and $60.9 million for the nine-month periods ended September 30, 2002 and 2001, respectively. The primary components of comprehensive income other than net income consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investment, which was transferred to iStar Financial in the second quarter of 2002.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--COMPREHENSIVE INCOME (CONTINUED)
    For the three and nine months ended September 30, 2002, the change in the fair market value of the Company's cash flow hedges was a decrease of $1.5 million and $2.1 million, respectively, and was recorded as adjustments to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

                                                                FOR THE               FOR THE
                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2002       2001       2002       2001
                                                          --------   --------   --------   --------
Net income..............................................  $11,576    $21,202    $48,351    $66,800
Other comprehensive income:
  Unrealized losses on available-for-sale investments...       --         --     (5,715)        --
  Cumulative effect of change in accounting principle
    (SFAS No. 133) on other comprehensive income........       --         --         --     (1,517)
  Unrealized gains (losses) on cash flow hedges.........   (1,519)    (3,108)    (2,093)    (4,367)
                                                          -------    -------    -------    -------
Comprehensive income....................................  $10,057    $18,094    $40,543    $60,916
                                                          =======    =======    =======    =======

    Unrealized gains on available-for-sale investments are recorded as adjustments to shareholder's equity (through accumulated other comprehensive income) and are not included in adjusted earnings or net income unless realized.

    As of September 30, 2002 and December 31, 2001, accumulated other comprehensive income reflected in the Company's equity on the balance sheet is comprised of the following (in thousands):

                                                          AS OF          AS OF
                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2002            2001
                                                      -------------   ------------
Unrealized gains on available-for-sale investment...     $    --         $5,715
Unrealized losses on cash flow hedges...............      (7,086)        (4,993)
                                                         -------         ------
Accumulated other comprehensive income (loss).......     $(7,086)        $  722
                                                         =======         ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring purchase/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of September 30, 2002, the Company's portfolio consisted of 100 facilities principally subject to net leases to approximately 116 customers, comprising
9.9 million square feet in 21 states. Of the 100 total facilities, there are nine facilities held in two joint venture partnerships.

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

    In the third quarter of 2002, the Company disposed of two corporate tenant lease assets by transferring them to iStar Financial at their respective carrying amounts. The Company acquired three corporate tenant lease assets transferred from iStar Financial at their respective carrying amounts. No gain or loss resulted from these transfers.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE-MONTH PERIOD
  ENDED SEPTEMBER 30, 2001

    INTEREST INCOME--Interest income decreased by approximately $2.8 million for the three months ended September 30, 2002, from $2.8 million to $47,000 for the same period in 2001. This decrease was primarily due to the transfer of a corporate loan to iStar Financial in the second quarter of 2002 which accounted for $2.7 million of the decrease.

    OPERATING LEASE INCOME--Operating lease income decreased by $1.0 million to $29.0 million for the three months ended September 30, 2002 from $30.0 million for the same period in 2001. Of this decrease, approximately $4.2 million was attributable to the transfer of corporate tenant lease assets to iStar Financial in 2001, lower operating income on certain corporate tenant lease assets and corporate tenant lease dispositions. This decrease is partially offset by the consolidation of Milpitas, which contributed $3.2 million to operating lease income.

    OTHER INCOME--Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees and insurance claims. During the three months ended September 30, 2002, other income consisted of dividend income of $150,000 and insurance claims of $431,000.

    During the three months ended September 30, 2001, other income consisted of dividend income of $125,000.

    INTEREST EXPENSE--For the three months ended September 30, 2002, interest expense increased by $200,000 to $10.5 million from $10.3 million for the same period in 2001. Of this increase, $685,000 resulted from increased amortization of discounts and premiums, $365,000 from interest capitalized during the three-month period ended September 30, 2001, and $330,000 from increased interest expense related to certain interest rate protection agreements. This increase was offset by $1.2 million related to the repayments on certain debt in 2001.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the three months ended September 30, 2002, operating costs increased by approximately $128,000 to $3.3 million from $3.1 million for the same period in 2001. This increase is primarily related to the consolidation of Milpitas, partially offset by corporate tenant lease dispositions completed in 2001.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by approximately $256,000 to $4.9 million for the three months ended September 30, 2002 from $4.6 million for the same period in 2001. This increase is primarily the result of the consolidation of Milpitas, partially offset by the transfer of corporate tenant lease assets to iStar Financial in 2001.

    GENERAL AND ADMINISTRATIVE--For the three months ended September 30, 2002, general and administrative expenses increased by $338,000 to $1.4 million, compared to $1.0 million for the same period in 2001. This increase is primarily the result of an increase in personnel and related costs.

    EQUITY IN EARNINGS FROM JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES--During the three months ended September 30, 2002, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by $1.7 million to $936,000 from $2.6 million for the same period in 2001. This decrease is primarily due to lower operating lease income on certain joint ventures and the consolidation of one of the Company's corporate tenant lease joint venture investments (see Note 6 to the Company's Consolidated Financial Statements).

    INCOME FROM DISCONTINUED OPERATIONS--For the three-month periods ended September 30, 2002 and 2001, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale), assets transferred to iStar Financial and assets held for sale of approximately $960,000 and $6.6 million, respectively, is classified as "discontinued operations," even though such income was earned by the Company prior to the assets' dispositions, transfers or its classification as "held for sale."

    GAIN (LOSS) FROM DISCONTINUED OPERATIONS--During the three months ended September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 million impairment change in connection with the termination, resulting in a net gain of approximately $123,000.

    During the third quarter of 2001, the Company disposed of one corporate tenant lease asset for net proceeds of $12.5 million, and recognized a loss of approximately $1.2 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the three months ended September 30, 2002, the Company did not incur any losses on the early extinguishment of debt.

    During the three months ended September 30, 2001, the Company prepaid the unsecured revolving credit facility, which had an original maturity date of May 2002, with cash contributed by iStar Financial. In connection with this prepayment, the Company expensed the remaining unamortized deferred financing costs, which resulted in an extraordinary loss on early extinguishment of debt of approximately $583,000.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE-MONTH PERIOD
  ENDED SEPTEMBER 30, 2001

    INTEREST INCOME--Interest income decreased by $2.0 million for the nine months ended September 30, 2002, to $3.7 million from $5.7 million for the same period in 2001. Of this decrease, $626,000 was due to lower average cash balances and interest rates, $590,000 was due to a paydown of a corporate loan in the first quarter of 2001 and $569,000 was due to the transfer of a corporate loan to iStar Financial in the second quarter of 2002.

    OPERATING LEASE INCOME--Operating lease income decreased by $18.1 million to $81.1 million for the nine months ended September 30, 2002 from $99.2 million for the same period in 2001. Of this decrease, approximately $21.2 million was attributable to the transfer of corporate tenant lease assets to iStar Financial in 2001, lower operating income on certain corporate tenant lease assets and corporate tenant lease dispositions. This decrease is partially offset by the consolidation of Milpitas, which contributed $3.2 million to operating lease income.

    OTHER INCOME--Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees and insurance claims. During the nine months ended September 30, 2002, other income consisted of financial advisory fees of $1.0 million, dividend income of $450,000 and insurance claims of $431,000.

    During the nine months ended September 30, 2001, other income consisted of dividend income of $500,000.

    INTEREST EXPENSE--Interest expense for the nine months ended September 30, 2002 decreased by $2.6 million to $30.4 million from $33.0 million for the same period in 2001. Of this decrease, $9.7 million was due to the repayment of debt in 2001. This decrease was offset by a $2.0 million increase in interest expense related to additional debt in the second quarter of 2001, $1.7 million of increased interest expense related to payments under certain interest rate protection agreements, $1.4 million from increased amortization of loan fees, discounts and premiums, $1.3 million from the consolidation of Milpitas's debt, and $781,000 from interest capitalized during the nine-month period ended September 30, 2001.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the nine months ended September 30, 2002, operating costs decreased by approximately $779,000 to $8.6 million from $9.4 million for the same period in 2001. This decrease is due to corporate tenant lease dispositions in 2001 and collection of prior year tax refunds related to certain corporate tenant lease assets. This decrease was partially offset by the consolidation of Milpitas.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased by $2.8 million to $13.3 million for the nine months ended September 30, 2002 from $16.1 million for the same period in 2001. This decrease is primarily the result of the transfer of corporate tenant lease assets to iStar Financial in 2001, partially offset by additional corporate tenant lease investments.

    GENERAL AND ADMINISTRATIVE--For the nine months ended September 30, 2002, general and administrative expenses increased by $113,000 to $5.2 million, compared to $5.1 million for the same period in 2001. This increase is primarily the result of an increase in personnel and related costs.

    EQUITY IN EARNINGS FROM JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES--During the nine months ended September 30, 2002, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by $2.8 million to $4.2 million from $7.0 million for the same period in 2001. This decrease is primarily due to lower operating lease income on certain joint ventures and the consolidation of one of the Company's corporate tenant lease joint venture investments (see Note 6 to the Company's Consolidated Financial Statements).

    INCOME FROM DISCONTINUED OPERATIONS--For the nine-month periods ended September 30, 2002 and 2001, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale), assets transferred to iStar Financial and assets held for sale of approximately $14.3 million and $19.5 million, respectively, is classified as "discontinued operations," even though such income was earned by the Company prior to the assets' dispositions, transfers or its classification as "held for sale."

    GAIN (LOSS) FROM DISCONTINUED OPERATIONS--During the nine months ended September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 impairment charge in connection with the termination, resulting in a net gain of approximately $123,000. In addition, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million, and realized a gain of approximately $595,000.

    During the nine months ended September 30, 2001, the Company disposed of three corporate tenant lease assets for net proceeds of $20.3 million, and recognized gains of approximately $403,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the nine months ended September 30, 2002, the Company did not incur any losses on the early extinguishment of debt.

    During the nine months ended September 30, 2001, the Company repaid a secured term loan, which had an original maturity date of December 2004. In connection with this early repayment, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt of approximately $1.0 million during the first quarter of 2001. In the third quarter of 2001, the Company prepaid its unsecured revolving credit facility, which had an original maturity date of May 2002, with cash contributed by iStar Financial. In connection with this prepayment, the Company expensed the remaining unamortized deferred financing costs, which resulted in an extraordinary loss on early extinguishment of debt of approximately $583,000.

LIQUIDITY AND CAPITAL RESOURCES

    Omitted pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities and Exchange Act of 1934 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

    Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision of members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

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

                                                     TRINET CORPORATE REALTY TRUST, INC.
                                                     REGISTRANT

Date: November 14, 2002
                                                     ------------------------------------------------
                                                     Jay Sugarman
                                                     CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                     CHIEF EXECUTIVE OFFICER

Date: November 14, 2002
                                                     ------------------------------------------------
                                                     Spencer B. Haber
                                                     PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                                     SECRETARY

                                 CERTIFICATIONS

I, Jay Sugarman, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of TriNet Corporate Realty Trust, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                              ------------------------------------------------
                                                     Name: Jay Sugarman
                                                     Title: Chief Executive Officer

I, Spencer B. Haber, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of TriNet Corporate Realty Trust, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                              ------------------------------------------------
                                                     Name: Spencer B. Haber
                                                     Title: Chief Financial Officer