Form 10-K
period 2002-12-31
TRINET CORPORATE REALTY TRUST INC
filed 2003-03-27
CIK 899162

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes /X/ No / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $0.

    As of March 14, 2003, there were 100 shares of common stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1) AND (2) OF FORM 10-K AND IS THEREFORE FILING THIS FORM
                      WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I

Item 1.   Business....................................................      3

Item 2.   Properties..................................................      4

Item 3.   Legal Proceedings...........................................      5

Item 4.   Submission of Matters to a Vote of Security Holders.........      5

PART II

Item 5.   Market for Registrant's Equity and Related Share Matters....      6

Item 6.   Selected Financial Data.....................................      6

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      6

Item 7a.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................     11

Item 8.   Financial Statements and Supplemental Data..................     13

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     40

PART III

Item 10.  Directors and Executive Officers of the Registrant..........     40

Item 11.  Executive Compensation......................................     40

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     40

Item 13.  Certain Relationships and Related Transactions..............     40

Item 14.  Controls and Procedures.....................................     40

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     41

                                                                           44
SIGNATURES............................................................

                                     PART I

ITEM 1. BUSINESS

EXPLANATORY NOTE FOR PURPOSES OF THE "SAFE HARBOR PROVISIONS" OF SECTION 21E OF
  THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, Trinet Corporate Realty Trust, Inc.'s current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements presented under the caption "Factors That May Affect the Company's Business Strategy" in Item 1 of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

CODE OF CONDUCT

    iStar Financial Inc., a Maryland Corporation ("iStar Financial"), of which TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary, has adopted a code of business conduct for all of its employees and directors, including the chief executive officer, chief financial officer, other executive officers and personnel. A copy is also available on iStar Financial's website at www.istarfinancial.com. iStar Financial intends to post on its website material changes to or waivers from its code of conduct, if any, within two days of any such event. As of December 31, 2002, there were no such changes or waivers.

OVERVIEW

    The Company is a wholly-owned subsidiary of iStar Financial. iStar Financial and its subsidiaries provide structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers, who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of December 31, 2002, the Company's investments consisted of 100 facilities, comprising 9.9 million square feet in 21 states, and which were 90.10% leased. The five largest customers collectively accounted for approximately 26.89% of the Company's annualized lease revenue, and the Company's largest single customer accounted for approximately 6.28% of the Company's annualized lease revenue.

    On November 3, 1999, the Company's shareholders and the shareholders of iStar Financial approved the merger of the Company with a wholly-owned subsidiary of iStar Financial. The shareholders of iStar Financial also approved: (1) the acquisition by iStar Financial, through a merger and contribution of interests, of 100.00% of the ownership interests in its former external advisor; and (2) the change in form of its organization from a business trust to a corporation ("Incorporation Merger").

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

INVESTMENTS AND DISPOSITIONS

    INVESTMENTS--During 2002, the Company paid $27.9 million in cash to the former member of Milpitas venture in exchange for its 50.00% ownership interest.

    DISPOSITIONS--During 2002, the Company disposed of one corporate tenant lease asset for total proceeds of $3.7 million and recognized a gain of approximately $595,000.

ITEM 2. PROPERTIES

    The Company maintains an office at One Embarcadero Center San Francisco, CA 94111. Its telephone number, general facsimile number and web address are
(415) 391-4300, (415) 391-6259 and www.istarfinancial.com, respectively. The lease for the Company's office space expires in March 2008.

    See Item 8--"Schedule III--Corporate Tenant Lease Assets and Accumulated Depreciation" for a detailed listing of corporate tenant lease facilities held for investment.

LEASE EXPIRATIONS

    As of December 31, 2002, lease expirations on the Company's corporate tenant lease assets, including facilities owned by the Company's joint ventures, are as follows:

                                        NUMBER OF   ANNUALIZED IN-PLACE   % OF IN-PLACE
                                         LEASES          OPERATING          OPERATING     % OF TOTAL
YEAR OF LEASE EXPIRATION                EXPIRING     LEASE INCOME (1)     LEASE INCOME    REVENUE (2)
------------------------                ---------   -------------------   -------------   -----------
                                                      (IN THOUSANDS)
2003..................................      13           $  11,272             8.86%          8.52%
2004..................................      29              18,077            14.21%         13.67%
2005..................................      18              13,525            10.63%         10.23%
2006..................................      27              21,411            16.83%         16.19%
2007..................................      14               9,153             7.19%          6.92%
2008..................................       9               8,214             6.45%          6.21%
2009..................................      18              14,951            11.75%         11.30%
2010..................................       3               2,367             1.86%          1.79%
2011..................................       4               1,883             1.48%          1.42%
2012..................................       8               6,423             5.04%          4.86%
2013 and thereafter...................      16              19,974            15.70%         15.10%
                                                         ---------           ------
  Total...............................                   $ 127,250           100.00%
                                                         =========           ======
  Weighted average remaining lease term..........        6.2 years
                                                         =========

EXPLANATORY NOTES:

------------------------------

(1) Reflects annualized GAAP operating lease income for leases in place at December 31, 2002. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

(2) Reflects annualized GAAP operating lease income for leases in place at December 31, 2002 as a percentage of annualized total revenue for the quarter ended December 31, 2002.

ASSET BASE

    The following table sets forth the composition of the Company's investments as of December 31, 2002:

                                                                 ANNUALIZED IN-PLACE   % OF IN-PLACE
                                                    NUMBER OF         OPERATING          OPERATING
TYPE                                                FACILITIES    LEASE INCOME (1)     LEASE INCOME
----                                                ----------   -------------------   -------------
                                                                   (IN THOUSANDS)
Office Facilities.................................      61            $  86,532            68.00%
Industrial Facilities.............................      37               33,578            26.39%
Parking Garage....................................       1                1,350             1.06%
Ground Lease......................................       1                5,790             4.55%
                                                       ---            ---------           ------
  Total...........................................     100            $ 127,250           100.00%
                                                       ===            =========           ======

EXPLANATORY NOTE:
------------------------------

(1) Reflects annualized GAAP operating lease income for leases in place at December 31, 2002. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

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

    Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

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

GENERAL

    As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring sale/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of December 31, 2002, the Company's portfolio consisted of 100 facilities principally subject to net leases to approximately 115 customers, comprising
9.9 million square feet in 21 states. Of the 100 total facilities, there are nine facilities held in two joint venture partnerships.

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

    During the 12-month periods ended December 31, 2002, and 2001, respectively, the Company acquired an aggregate of approximately $27.8 million and $26.8 million in corporate tenant lease assets and disposed of corporate tenant lease assets for net proceeds of approximately $3.7 million and $26.3 million.

    During the 12 months ended December 31, 2002, the Company disposed of 19 corporate tenant lease assets and one structured finance asset by transferring them to iStar Financial at their respective carrying amounts. In addition, the Company acquired three corporate tenant lease assets transferred from iStar Financial at their respective carrying amounts.

    During the 12 months ended December 31, 2001, the Company disposed of 19 corporate tenant lease assets by transferring them to iStar Financial at their respective carrying amounts. Additionally, iStar Financial contributed cash of $97.0 million to the Company, which was used to pay off the Company's unsecured revolving credit facility.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

    INTEREST INCOME--For the 12 months ended December 31, 2002, interest income decreased by $5.0 million to $3.8 million from $8.8 million for the same period in 2001. The decrease is primarily due to $3.3 million related to the transfer of a corporate loan to iStar Financial in the second quarter of 2002, $821,000 due to loan repayments during 2001 and $589,000 due to lower interest income earned on cash balances.

    OPERATING LEASE INCOME--Operating lease income decreased by $14.9 million to $110.7 million for the 12 months ended December 31, 2002 from $125.6 million for the same period in 2001. Of this decrease, approximately $21.0 million was due to the transfer of corporate tenant lease assets to iStar Financial in 2001, lower operating lease income on certain corporate tenant lease assets and corporate tenant lease asset dispositions. This decrease is partially offset by the consolidation of one of the Company's corporate tenant lease joint venture investments, which contributed $6.4 million to operating lease income (see Note 6 to the Company's Consolidated Financial Statements).

    OTHER INCOME--Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees and insurance claims. During the year ended December 31, 2002, other income included lease termination fees of $2.9 million, financial advisory fees of $1.0 million, dividend income of $563,000 and insurance claims of $431,000.

    During the year ended December 31, 2001, other income included lease termination fees of $1.5 million, project management fees of $729,000 and dividend income of $625,000.

    INTEREST EXPENSE--For the 12 months ended December 31, 2002, interest expense decreased by $2.4 million to $40.8 million from $43.2 million for the same period in 2001. This decrease is primarily the result of $10.3 million related to the repayment of certain debt in 2001 and $619,000 related to the transfer of a corporate loan (and the related indebtedness) to iStar Financial in the second quarter of 2002. This decrease was partially offset by $4.5 million of increased interest expense related to additional debt in 2002 and 2001, a $1.9 million increase related to certain interest rate protection agreements, $1.1 million related to increased amortization of loan fees, and a $939,000 decrease in capitalized interest.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the 12 months ended December 31, 2002, operating costs were comparable to the same period in 2001. Such operating costs represent unreimbursed operating expenses associated with corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased by $2.1 million to $18.1 million for the 12 months ended December 31, 2002 from $20.2 million for the same period in 2001. This decrease is primarily the result of the transfer of corporate tenant lease assets to iStar Financial in 2001, partially offset by the consolidation of one of the Company's corporate tenant lease joint venture investments (see Note 6 to the Company's Consolidated Financial Statements).

    GENERAL AND ADMINISTRATIVE--For the 12 months ended December 31, 2002, general and administrative expenses decreased by $968,000 to $6.7 million, compared to $7.6 million for the same period in 2001.

    EQUITY IN EARNINGS FROM JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES--During the 12 months ended December 31, 2002, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by $4.4 million to $5.0 million from $9.4 million. This decrease is primarily due to lower operating lease income on certain joint ventures and the consolidation of one of the Company's corporate tenant lease joint venture investments (see Note 6 to the Company's Consolidated Financial Statements).

    INCOME FROM DISCONTINUED OPERATIONS--For the 12-month periods ended December 31, 2002 and 2001, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale), assets transferred to iStar Financial and assets held for sale of approximately $14.5 million and $28.0 million, respectively, is classified as "Income from discontinued operations," even though such income was earned by the Company prior to the asset dispositions, transfers or classification as "Assets held for sale."

    GAIN FROM DISCONTINUED OPERATIONS--During 2002, the Company disposed of one corporate tenant lease asset for total proceeds of $3.7 million and recognized a gain of approximately $595,000. In addition, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with this termination, the Company realized
$17.5 million in cash lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000.

    During 2001, the Company disposed of four corporate tenant lease assets for total proceeds of $26.3 million and recognized net gains of $1.1 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the 12 months ended December 31, 2002, the Company did not incur any losses on the early extinguishment of debt.

    During the 12 months ended December 31, 2001, the Company or its joint ventures prepaid debt obligations of $133.0 million. These transactions resulted in an extraordinary loss on early extinguishment of debt of $1.6 million.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

    Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

CRITICAL ACCOUNTING POLICIES

    The Company's Consolidated Financial Statements include the accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in accordance with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

    Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During 2002, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. Management believes the more significant of these to be as follows:

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

    RISK MANAGEMENT AND FINANCIAL INSTRUMENTS--The Company has historically utilized derivative financial instruments only as a means to help to manage its interest rate risk exposure on a portion of its variable-rate debt obligations (i.e., as cash flow hedges). The instruments utilized are generally either pay-fixed swaps or LIBOR-based interest rate caps which are widely used in the industry and typically with major financial institutions. The Company's accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets. Realized effects on the Company's cash flows are generally recognized currently in income.

NEW ACCOUNTING STANDARDS

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

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement, as required, on January 1, 2003, at which time ($1.6 million) will be reclassified to continuing operations for 2001.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities," to address significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits received by employees involuntarily terminated under the terms of a one-time benefit arrangement that is not an on-going benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material effect on the Company's Consolidated Financial Statements.

    In September 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions," an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of financial institutions, except those acquisitions between two or more mutual enterprises. SFAS No. 147 removes acquisitions of financial institutions from the scope of both FASB No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. SFAS No. 147 also amends SFAS
No. 144 to include in its scope long-term, customer-relationship intangible assets of financial institutions such as depositor-relationship and borrower-relationship intangible assets and credit cardholder intangible assets. The Company adopted the provisions of this statement, as required, on October 1, 2002, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party

Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation
No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (i.e., a premium). The new disclosure requirements are effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure," an amendment of FASB Statement
No. 123 ("SFAS No. 123"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, this Statement does not permit the use of the original SFAS No. 123 prospective method of transition for changes to fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS
No. 148 shall be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company adopted SFAS No. 148 with retroactive application to January 1, 2002 with no material effect on the Company's Consolidated Financial Statements.

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company.

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

    The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 100 or 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases (as of December 31, 2002), less related interest expense and operating costs on corporate tenant lease assets, for the year ended December 31, 2002. Net fair value of financial instruments is calculated as the sum of the value of derivative instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect of interest-bearing liabilities as of December 31, 2002. The base interest rate scenario assumes the one-month LIBOR rate of 1.38% as of December 31, 2002. Actual results could differ significantly from those estimated in the table.

                         ESTIMATED PERCENTAGE CHANGE IN

                                                             NET INVESTMENT      NET FAIR VALUE OF
CHANGE IN INTEREST RATES                                         INCOME       FINANCIAL INSTRUMENTS(1)
------------------------                                     --------------   ------------------------
-100 Basis Points..........................................       1.56%                 (2.55)%
-50 Basis Points...........................................       0.78%                 (1.25)%
Base Interest Rate.........................................       0.00%                  0.00%
+100 Basis Points..........................................      (1.56)%                 2.37%
+200 Basis Points..........................................      (3.13)%                 4.58%

EXPLANATORY NOTE:
------------------------------

(1) Amounts exclude fair values of non-financial investments, primarily corporate tenant lease assets and certain forms of corporate finance investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

                                                                PAGE
                                                              --------
Financial Statements:

  Report of Independent Accountants.........................     14
  Consolidated Balance Sheets at December 31, 2002 and
    2001....................................................     15
  Consolidated Statements of Operations for each of the
    three years in the period ended December 31, 2002.......     16
  Consolidated Statements of Changes in Shareholder's Equity
    for each of the three years in the period ended December
    31, 2002................................................     17
  Consolidated Statements of Cash Flows for each of the
    three years in the period ended December 31, 2002.......     18
  Notes to Consolidated Financial Statements................     19

Financial Statement Schedule:

For the period ended December 31, 2002:
  Schedule III--Corporate Tenant Lease Assets and
    Accumulated Depreciation................................     35

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    Financial statements of four companies or joint ventures accounted for under the equity method have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20.00% of the respective consolidated amount and the investments in and advances to each company are less than 20.00% of consolidated total assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of TriNet Corporate Realty Trust, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TriNet Corporate Realty Trust, Inc. and its subsidiaries (the "Company") at
December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 14, 2003, except for Note 12, which is as of March 11, 2003

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2002        2001*
                                                              ----------   ----------
                                       ASSETS
Loans and other lending investments, net....................  $    1,900   $   81,743
Corporate tenant lease assets, net..........................     914,317    1,136,784
Investments in and advances to joint ventures and
  unconsolidated subsidiaries...............................      24,865       55,000
Assets held for sale........................................      28,501           --
Cash and cash equivalents...................................      12,219        8,872
Restricted cash.............................................          --          167
Accrued interest and operating lease income receivable......       5,495        3,885
Deferred operating lease income receivable..................      19,845       18,621
Deferred expenses and other assets..........................      26,421       19,099
                                                              ----------   ----------
  Total assets..............................................  $1,033,563   $1,324,171
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   54,806   $   50,816
Debt obligations............................................     543,470      558,395
                                                              ----------   ----------
  Total liabilities.........................................     598,276      609,211
                                                              ----------   ----------
Commitments and contingencies...............................          --           --

Minority interest in consolidated entities..................       2,496        2,565

Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized:
  100 shares issued and outstanding at December 31, 2002 and
  2001, respectively........................................          --           --
Additional paid-in capital..................................     479,859      751,969
Retained earnings...........................................          --           --
Accumulated other comprehensive income (losses) (See
  Note 9)...................................................      (6,772)         722
Common stock of iStar Financial (parent) held in treasury
  (at cost).................................................     (40,296)     (40,296)
                                                              ----------   ----------
  Total shareholder's equity................................     432,791      712,395
                                                              ----------   ----------
  Total liabilities and shareholder's equity................  $1,033,563   $1,324,171
                                                              ==========   ==========

------------------------

*   RECLASSIFIED TO CONFORM TO 2002 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001*       2000*
                                                              ---------   ---------   ---------
REVENUES:
  Interest income...........................................  $  3,769    $  8,764    $  8,296
  Operating lease income....................................   110,745     125,555     137,532
  Other income..............................................     4,911       2,857       4,907
                                                              --------    --------    --------
    Total revenue...........................................   119,425     137,176     150,735
                                                              --------    --------    --------

COSTS AND EXPENSES:
  Interest expense..........................................    40,777      43,167      51,448
  Operating costs--corporate tenant lease assets............    12,368      12,208      12,129
  Depreciation and amortization.............................    18,140      20,242      22,533
  General and administrative................................     6,674       7,642       9,198
                                                              --------    --------    --------
    Total costs and expenses................................    77,959      83,259      95,308
                                                              --------    --------    --------
Net income before equity in earnings from joint ventures and unconsolidated subsidiaries, minority interest and other
  items.....................................................    41,466      53,917      55,427
Equity in earnings from joint ventures and unconsolidated
  subsidiaries..............................................     5,049       9,442       5,016
Minority interest in consolidated entities..................      (162)       (164)       (164)
Extraordinary loss on early extinguishment of debt..........        --      (1,620)       (705)
Cumulative effect of change in accounting principle (See
  Note 3)...................................................        --        (269)         --
                                                              --------    --------    --------
Net income before discontinued operations...................    46,353      61,306      59,574
Income from discontinued operations.........................    14,513      28,034      20,608
Gain from discontinued operations...........................       717       1,146       2,948
                                                              --------    --------    --------
Net income..................................................  $ 61,583    $ 90,486    $ 83,130
                                                              ========    ========    ========

------------------------

*   RECLASSIFIED TO CONFORM TO 2002 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                                                                           OTHER
                                                              ADDITIONAL   RETAINED    COMPREHENSIVE
                                                               PAID-IN     EARNINGS        INCOME       TREASURY
                                                               CAPITAL     (DEFICIT)      (LOSSES)       STOCK         TOTAL
                                                              ----------   ---------   --------------   --------   -------------
Balance at January 1, 2000..................................  $ 890,271    $ 11,655       $     --      $(39,994)    $ 861,932
Purchase of iStar Financial shares held in treasury.........         --          --             --         (302)          (302)
Dividends paid to iStar Financial...........................         --     (37,500)            --           --        (37,500)
Dividends received on iStar Financial shares held in
  treasury..................................................         --       5,366             --           --          5,366
Net income for the period...................................         --      83,130             --           --         83,130
                                                              ---------    --------       --------      --------     ---------
Balance at December 31, 2000................................  $ 890,271    $ 62,651       $     --      $(40,296)    $ 912,626
Contribution from iStar Financial...........................     97,045          --             --           --         97,045
Non-cash distribution of assets to iStar Financial..........   (217,746)    (61,208)            --           --       (278,954)
Dividends paid to iStar Financial...........................    (17,601)    (98,869)            --           --       (116,470)
Dividends received on iStar Financial shares held in
  treasury..................................................         --       6,940             --           --          6,940
Net income for the period...................................         --      90,486             --           --         90,486
Cumulative effect of change in accounting principle.........         --          --         (1,517)          --         (1,517)
Change in accumulated other comprehensive income............         --          --          2,239           --          2,239
                                                              ---------    --------       --------      --------     ---------
Balance at December 31, 2001................................  $ 751,969    $     --       $    722      $(40,296)    $ 712,395
Contribution from iStar Financial...........................     30,550          --             --           --         30,550
Non-cash distribution of assets to iStar Financial..........   (270,155)    (12,870)            --           --       (283,025)
Dividends paid to iStar Financial...........................    (32,505)    (54,447)            --           --        (86,952)
Dividends received on iStar Financial shares held in
  treasury..................................................         --       5,734             --           --          5,734
Net income for the period...................................         --      61,583             --           --         61,583
Change in accumulated other comprehensive income............         --          --         (7,494)          --         (7,494)
                                                              ---------    --------       --------      --------     ---------
Balance at December 31, 2002................................  $ 479,859    $     --       $ (6,772)     $(40,296)    $ 432,791
                                                              =========    ========       ========      ========     =========

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2002       2001*        2000*
                                                              --------   ---------   -----------
Cash flows from operating activities:
Net income..................................................  $ 61,583   $  90,486   $    83,130
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest in consolidated entities................       162         164           164
  Depreciation and amortization.............................    24,112      24,720        26,746
  Depreciation and amortization from discontinued
    operations..............................................     3,426       7,155         6,262
  Amortization of discounts/premiums........................    (1,057)     (2,025)       (4,299)
  Discounts, loan fees and deferred interest received.......        --          --           450
  Equity in earnings from joint ventures and unconsolidated
    subsidiaries............................................    (5,049)     (9,439)       (5,016)
  Distributions from operations of joint ventures...........     5,547       4,895         4,511
  Deferred operating lease income receivable................    (7,214)    (10,923)       (9,130)
  Gain from discontinued operations.........................      (717)     (1,146)       (2,948)
  Extraordinary loss on early extinguishment of debt........        --       1,620           705
  Cumulative effect of a change in accounting principle.....        --         269            --
  Changes in assets and liabilities:
    (Increase) decrease in accrued interest and operating
     lease income receivable................................    (4,647)        866          (741)
    Increase in deferred expenses and other assets..........   (12,953)     (5,060)       (7,500)
    Increase (decrease) in accounts payable, accrued
     expenses and other liabilities.........................     4,661       6,113        (4,989)
                                                              --------   ---------   -----------
    Cash flows provided by operating activities.............    67,854     107,695        87,345
                                                              --------   ---------   -----------
Cash flows from investing activities:
  New investment originations...............................   (27,851)   (101,282)     (183,974)
  Net proceeds from sale of corporate tenant lease assets...     3,702      26,306       146,265
  Net proceeds from lease termination payments..............    17,500          --            --
  Repayments of and principal collections on loans and other
    lending investments.....................................        --      93,596        15,448
  Investments in and advances to unconsolidated joint
    ventures................................................      (127)     (1,601)      (23,540)
  Distributions from unconsolidated joint ventures..........        --      24,265        31,129
  Capital improvements for build-to-suit projects...........      (326)    (14,266)       (5,022)
  Capital improvement projects on corporate tenant lease
    assets..................................................    (2,072)     (6,629)       (6,831)
  Other capital expenditures on corporate tenant lease
    assets..................................................    (3,111)     (4,467)       (1,179)
                                                              --------   ---------   -----------
    Cash flows (used in) provided by investing activities...   (12,285)     15,922       (27,704)
                                                              --------   ---------   -----------
Cash flows from financing activities:
  Borrowings under revolving credit facility................        --     757,800     1,409,534
  Repayments under revolving credit facility................        --    (931,250)   (1,422,784)
  Borrowings under term loans...............................        --     277,664            --
  Repayments under term loans...............................    (1,263)   (117,175)      (13,559)
  Repayments under unsecured notes..........................        --    (100,000)           --
  (Increase) decrease in restricted cash held in connection
    with debt obligations...................................      (115)      6,865          (335)
  Payments on early extinguishment of debt..................        --      (1,037)         (317)
  Payments for deferred financing costs.....................        55      (6,505)          (50)
  Distributions to minority interest in consolidated
    entities................................................      (231)       (164)         (164)
  Purchase of iStar Financial's treasury stock..............        --          --          (302)
  Contributions from iStar Financial........................    30,550      97,046            --
  Dividends paid to iStar Financial.........................   (86,952)   (116,470)      (37,500)
  Dividends received on iStar Financial shares held in
    treasury................................................     5,734       6,940         5,366
                                                              --------   ---------   -----------
    Cash flows used in financing activities.................   (52,222)   (126,286)      (60,111)
                                                              --------   ---------   -----------
Increase (decrease) in cash and cash equivalents............     3,347      (2,669)         (470)
Cash and cash equivalents at beginning of period............     8,872      11,541        12,011
                                                              --------   ---------   -----------
Cash and cash equivalents at end of period..................  $ 12,219   $   8,872   $    11,541
                                                              ========   =========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of
    capitalized interest....................................  $ 31,740   $  42,384   $     6,586
                                                              ========   =========   ===========

----------------------------------

*   RECLASSIFIED TO CONFORM TO 2002 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND ORGANIZATION

    BUSINESS--TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers, who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of December 31, 2002, the Company's portfolio consisted of 100 facilities principally subject to net leases to approximately 115 customers, comprising 9.9 million square feet in 21 states. Of the 100 total facilities, there are nine facilities held in two unconsolidated joint ventures.

    ORGANIZATION--The Company became a wholly-owned subsidiary of iStar Financial through a merger on November 4, 1999. As a wholly-owned subsidiary of iStar Financial, a real estate investment trust ("REIT"), the Company operates as a qualified real estate investment trust subsidiary ("QRS") under the Internal Revenue Code of 1986, as amended (the "Code").

NOTE 2--BASIS OF PRESENTATION

    The accompanying audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership.

    Certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method (see Notes 5 and 6). All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 4, "Loans and Other Lending Investments," includes corporate/partnership loans. Management considers its investments in this category to be either held-to-maturity or available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost, while items classified as available-for-sale are reported at fair value, with unrealized gains and losses included in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets, and are not included in the Company's net income.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Corporate tenant lease assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In accordance with management's opinion, corporate tenant lease assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $70,000 and $1.0 million during the 12-month periods ended December 31, 2002 and 2001, respectively.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include all cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    RESTRICTED CASH--Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations and leasing transactions.

    NON-CASH ACTIVITY--During the 12 months ended December 31, 2002, the Company disposed of 19 corporate tenant lease assets and their related liabilities by transferring them to iStar Financial at their respective carrying values. In addition, the Company disposed of one structured finance asset by transferring it to iStar Financial at its respective carrying value.

    During the 12 months ended December 31, 2002, the Company acquired three corporate tenant lease assets and their related liabilities through a transfer from iStar Financial at their respective carrying values.

    The following is a summary of the effects of these transactions on the Company's consolidated financial position for the year ended December 31, 2002 (in thousands):

Carrying value of:
  Assets....................................................  $ 394,178
  Liabilities...............................................   (101,774)
  Accumulated other comprehensive income....................     (9,379)
  Additional paid-in capital................................   (270,155)
  Retained earnings.........................................    (12,870)
                                                              ---------
  Net cash for transaction..................................  $      --
                                                              =========

    REVENUE RECOGNITION--The Company's revenue recognition policies are as follows:

    LOANS AND OTHER LENDING INVESTMENTS: The Company classifies loans and other lending investments as either held-to-maturity or available-for-sale. The Company reflects held-to-maturity investments at amortized cost less acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Items reflected as available-for-sale are reported at fair value, with unrealized gains and losses included in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase, respectively, in the prepayment gain or loss. Loan origination or exit fees, as well as direct loan

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

    INTEREST RATE RISK MANAGEMENT--The Company has entered into various interest rate protection agreements that, together with a swap agreement, fix the interest rate on a portion of the Company's LIBOR-based borrowings. The related cost of these agreements is amortized over their respective lives and such amortization is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counterparties is not considered to be significant.

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

    EARNINGS PER SHARE--Earnings per share is not calculated for any of the three years in the period ended December 31, 2002 since all 100 shares outstanding are held by iStar Financial.

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

    CHANGE IN ACCOUNTING PRINCIPLE--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a foreign currency exposure. On January 1, 2001, the Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of FASB Statement
No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133." Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives, the adoption and continued application of SFAS No. 133 could have a more significant effect on the Company prospectively.

    Upon adoption, the Company recognized a charge to net income of approximately $269,000 and an additional charge of $1.5 million to "Accumulated other comprehensive income," representing the cumulative effect of change in accounting principle.

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

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 requires that current operations prior to the disposition of corporate tenant lease assets and prior period results of such operations be presented in discontinued operations in the Company's Consolidated Statements of

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant financial impact on the Company.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement, as required, on January 1, 2003, at which time ($1.6 million) will be reclassified to continuing operations.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities," to address significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits received by employees involuntarily terminated under the terms of a one-time benefit arrangement that is not an on-going benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material effect on the Company's Consolidated Financial Statements.

    In September 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions," an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of financial institutions, except those acquisitions between two or more mutual enterprises. SFAS No. 147 removes acquisitions of financial institutions from the scope of both FASB No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. SFAS No. 147 also amends SFAS
No. 144 to

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) include in its scope long-term, customer-relationship intangible assets of financial institutions such as depositor-relationship and borrower-relationship intangible assets and credit cardholder intangible assets. The Company adopted the provisions of this statement, as required, on October 1, 2002, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (i.e., a premium). The new disclosure requirements are effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure," an amendment of FASB Statement
No. 123 ("SFAS No. 123"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, this Statement does not permit the use of the original SFAS No. 123 prospective method of transition for changes to fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS
No. 148 shall be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company adopted SFAS No. 148 with retroactive application to January 1, 2002. No additional options have been granted under the Company's stock incentive plans subsequent to the merger. As a result, this statement has no material effect on the Company's Consolidated Financial Statements.

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    On July 6, 2001, the Company financed a $75.0 million term preferred investment in a publicly-traded real estate customer with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The investment

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED) had a maturity of July 2006, including a one-year extension at the Company's option. The Company's investment carried an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment was convertible into the customer's common stock at a strike price of $25.00 per share. During the second quarter of 2002, the asset was transferred to iStar Financial at its carrying value of $86.7 million.

NOTE 5--CORPORATE TENANT LEASE ASSETS

    During the 12-month periods ended December 31, 2002 and 2001, respectively, the Company acquired an aggregate of approximately $27.9 million and $26.8 million in corporate tenant lease assets and disposed of corporate tenant lease assets for net proceeds of approximately $3.7 million and $26.3 million.

    During the 12 months ended December 31, 2002, the Company disposed of 19 corporate tenant lease assets at their respective carrying value by transferring them to iStar Financial. During the same period, the Company acquired three corporate tenant lease assets transferred from iStar Financial at their respective carrying amounts. No gain or loss resulted from these transfers.

    During the 12 months ended December 31, 2001, the Company disposed of 19 corporate tenant lease assets at their respective carrying value by transferring them to iStar Financial. No gain or loss resulted from these transfers.

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2002           2001
                                                      ------------   ------------
Facilities and improvements.........................    $722,764      $  923,996
Land and land improvements..........................     246,107         259,678
Less: accumulated depreciation......................     (54,554)        (46,890)
                                                        --------      ----------
  Corporate tenant lease assets, net................    $914,317      $1,136,784
                                                        ========      ==========

    The Company's corporate tenant lease assets are leased to customers with initial expiration dates from 2003 to 2023. Future operating lease payments under non-cancellable leases, excluding customer reimbursements of expenses, in effect at December 31, 2002, are approximately as follows (in thousands):

YEAR                                                           AMOUNT
----                                                          --------
2003........................................................  $107,252
2004........................................................    92,330
2005........................................................    79,869
2006........................................................    65,128
2007........................................................    48,245
Thereafter..................................................   331,050

    The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the 12 months ended December 31, 2002, 2001 and 2000 were approximately $19.1 million, $19.0 million and $20.4 million, respectively, and are included as a reduction of "Operating costs--corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--CORPORATE TENANT LEASE ASSETS (CONTINUED)

    The Company is subject to expansion option agreements with one existing customer which could require the Company to fund and to construct up to 126,100 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements. In addition, upon exercise of such expansion option agreements, the corporate tenant would be required to simultaneously extend its existing lease terms for an additional six years.

    On September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000. In the fourth quarter of 2002, the customer completed a recapitalization transaction that significantly enhanced its credit. In connection with this recapitalization, the Company agreed to amend the customer's lease, effective October 1, 2002. In the lease amendment, the Company received $12.5 million in cash as prepaid lease payments and the customer agreed to fixed minimum increases on future lease payments. In exchange, the Company agreed to reduce the customer's lease obligations for a period not to exceed nine quarters. Following the reduction period, the customer is required to make additional lease payments over a 10-year period sufficient to reimburse the Company for a portion of the temporary reduction in the lease payments.

    In addition, on May 30, 2002, the Company sold one corporate tenant lease asset for net proceeds of $3.7 million, and realized a gain of approximately $595,000. As of December 31, 2002, there were two corporate tenant lease assets with a combined book value of $28.5 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

    The results of operations from corporate tenant lease assets sold or held for sale in the current period are classified as "Income from discontinued operations," even though such income was actually received by the Company prior to the asset sale. Gains on sale from corporate tenant lease assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES

    The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, its respective income (loss) and the Company's pro rata share of its ventures' third-party, non-recourse debt as of December 31, 2002 are presented below (in thousands):

                                                   JV INCOME        PRO RATA
                                                 (LOSS) FOR THE     SHARE OF                  THIRD-PARTY DEBT
UNCONSOLIDATED JOINT                               YEAR ENDED      THIRD-PARTY    ----------------------------------------
VENTURES               OWNERSHIP      EQUITY      DECEMBER 31,    NON-RECOURSE        INTEREST             SCHEDULED
AND SUBSIDIARIES           %        INVESTMENT        2002           DEBT(1)            RATE             MATURITY DATE
--------------------   ----------   ----------   --------------   -------------   ----------------   ---------------------
UNCONSOLIDATED JOINT
  VENTURES:
  Sunnyvale..........    44.70%      $12,323         $2,144          $10,728      LIBOR + 1.25%        November 2004(2)
  CTC I..............    50.00%       12,407          1,429           60,115      7.66% - 7.87%      Various through 2011
  Milpitas...........      N/A           N/A          1,512              N/A           N/A                    N/A
  Sierra.............      N/A           N/A            (36)             N/A           N/A                    N/A
UNCONSOLIDATED
  SUBSIDIARIES:
TMOC.................    95.00%          135             --               --           N/A                    N/A
                                     -------         ------          -------
  Total..............                $24,865         $5,049          $70,843
                                     =======         ======          =======

EXPLANATORY NOTES:
------------------------------

(1) The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitments to fund such debt obligations.

(2) Maturity date reflects a one-year extension at the venture's option.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES:  At
December 31, 2002, the Company had investments in two joint ventures:
(1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee; and
(2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

    At December 31, 2002, the ventures comprised nine net leased facilities. The Company's combined investment in these joint ventures at December 31, 2002 was $24.9 million. The joint ventures' carrying value for the nine facilities owned at December 31, 2002 was $155.1 million. In aggregate, the joint ventures had total assets of $192.5 million and total liabilities of $153.1 million as of December 31, 2002, and net income of $6.4 million for the 12 months ended December 31, 2002. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

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

    On April 1, 2002, the former Sierra Land Ventures ("Sierra") joint venture partner assigned its 50.00% ownership interest in Sierra to the Company. There were no cash or shares exchanged in this

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES (CONTINUED) transaction. As of April 1, 2002, the Company owns 100.00% of the corporate tenant lease asset previously held by Sierra and therefore consolidates this asset for accounting purposes.

    On July 2, 2002, the Company paid approximately $27.9 million in cash to the former member of TriNet Milpitas Associates ("Milpitas") joint venture in exchange for its 50.00% ownership interest. Pursuant to the terms of the joint venture agreement, the former external member had the right to convert its interest into 984,476 shares of common stock of iStar Financial at any time during the period February 1, 2002 through January 31, 2003. On May 2, 2002, the former Milpitas external member exercised this right. Upon the external member's exercise of its conversion right, the Company had the option to acquire the partner's interest for cash, instead of shares, for a payment equal to the value of 984,476 shares of common stock of iStar Financial multiplied by the ten-day average closing stock price as of the transaction date. The Company made such election and, as of July 2, 2002, owns 100.00% of Milpitas, and therefore consolidates these assets for accounting purposes. The Company accounted for the acquisition of the external interest using the purchase method.

    Income generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES: The Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary that has a $2.0 million debt investment in a real estate company based in Mexico. The Company owns 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5.00% of the outstanding voting and non-voting common stock (representing 99.00% voting power and 5.00% economic interest) in TMOC. As of December 31, 2002, there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    TMOC has elected to be treated as a taxable REIT subsidiary for the purpose of maintaining compliance with the REIT provisions of the Code and is accounted for under the equity method for financial statement reporting purposes and is presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. If TMOC were consolidated with the Company for financial statement purposes, it would not have a material impact on the Company's operations. As of December 31, 2002, TMOC has no debt obligations.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS

    As of December 31, 2002 and 2001, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                                  CARRYING VALUE AS OF
                                               ---------------------------        STATED
                                               DECEMBER 31,   DECEMBER 31,       INTEREST          SCHEDULED MATURITY
                                                   2002           2001           RATES(1)                 DATE
                                               ------------   ------------   -----------------   -----------------------
SECURED TERM LOANS:
  Secured by corporate tenant lease assets...    $193,000       $193,000      LIBOR + 1.85%           July 2006(2)
  Secured by corporate tenant lease
    assets(3)................................      87,309         55,819     6.00% - 11.38%       Various through 2011
  Secured by corporate lending
    investment(4)............................          --         50,000      LIBOR + 2.50%             July 2006
                                                 --------       --------
  Total term loans...........................     280,309        298,819
  Less: debt (discount) premium..............        (236)           274
                                                 --------       --------
  Total secured term loans...................     280,073        299,093
UNSECURED NOTES(5):
  6.75% Dealer Remarketable Securities(6)....     125,000        125,000          6.75%                March 2013
  7.70% Notes................................     100,000        100,000          7.70%                 July 2017
  7.95% Notes................................      50,000         50,000          7.95%                 May 2006
                                                 --------       --------
  Total unsecured notes......................     275,000        275,000
  Less: debt discount(7).....................     (11,603)       (15,698)
                                                 --------       --------
  Total unsecured notes......................     263,397        259,302
                                                 --------       --------
TOTAL DEBT OBLIGATIONS.......................    $543,470       $558,395
                                                 ========       ========

EXPLANATORY NOTES:
------------------------------

(1) Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on December 31, 2002 was 1.38%.

(2) Maturity date reflects two one-year extensions at the Company's option.

(3) During the 12 months ended December 31, 2002, debt obligations of $46.9 million were transferred to iStar Financial along with their underlying collateral. In addition, $79.1 million of secured term debt is reflected in the Company's debt obligations as a result of the consolidation of the Milpitas joint venture.

(4) On May 1, 2002, this debt obligation was transferred to iStar Financial along with its underlying collateral.

(5) The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(6) Subject to mandatory tender on March 1, 2003 to either the dealer or the Company. The initial coupon of 6.75% applies to the first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset to then-prevailing market rates upon remarketing. Subsequent to December 31, 2002, the terms of the notes were modified (see Note 12).

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

    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The variable-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00% in aggregate) and has two one-year extensions at the Company's option. The Company used these proceeds

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities.

    On July 6, 2001, the Company financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan had a maturity of July 2006, including a one-year extension at the Company's option. The Company's investment carried an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment was convertible into the customer's common stock at a strike price of $25.00 per share. During the second quarter of 2002, this asset was transferred to iStar Financial along with the associated liability.

    On July 27, 2001, the Company repaid the unsecured revolving credit facility. iStar Financial replaced this subsidiary facility with a $300.0 million unsecured revolving credit facility with a group of leading financial institutions.

    On July 2, 2002 the Company purchased the remaining interest in the Milpitas joint venture from the former Milpitas external member for $27.9 million. Upon purchase of the interest, the Milpitas venture became fully consolidated for accounting purposes and approximately $79.1 million of secured term debt is reflected on the Company's Consolidated Balance Sheets.

    Subsequent to December 31, 2002, the terms of the 6.75% Dealer Remarketable Securities were modified (see Note 12).

    The 30-day LIBOR rate as of December 31, 2002 was 1.38%. The Company has entered into an interest rate swap agreement which, together with an existing LIBOR interest rate cap agreement struck at 7.75%, effectively fixes the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The actual borrowing cost to the Company with respect to indebtedness covered by the protection agreements will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments.

    The Company has also entered into a LIBOR interest rate cap struck at 7.75% in the notional amount of $35.0 million, which expires in December 2004.

    During the years ended December 31, 2002 and 2001, the Company incurred an extraordinary loss of approximately $0 and $1.6 million, respectively, as a result of the early retirement of certain debt obligations.

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS (CONTINUED)

    As of December 31, 2002, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2003........................................................  $     --
2004........................................................        --
2005........................................................    82,211
2006........................................................   243,000
2007........................................................     2,975
Thereafter..................................................   227,123
                                                              --------
Total principal maturities..................................   555,309
Net unamortized debt discounts..............................   (11,839)
                                                              --------
Total debt obligations......................................  $543,470
                                                              ========

EXPLANATORY NOTE:
------------------------------

(1) Assumes exercise of extensions to the extent such extensions are at the Company's option.

NOTE 8--STOCK OPTION PLANS AND EMPLOYEE BENEFITS

    IMPACT OF MERGER--The Company's stock incentive plans were terminated effective with the merger, at which time each holder of a stock option, with the exception of the Company's directors and certain senior executives, elected to receive one of the following for each stock option: (1) cash equal to the difference between the market price and the exercise price of the stock option, whether vested or unvested; or (2) a number of options to purchase iStar Financial common stock on substantially the same terms, in each case giving effect to the 1.15 exchange ratio. Unvested options were exchanged for unvested iStar Financial options and resumed the same vesting schedules.

    EMPLOYEE BENEFITS--Effective January 1, 1994, the Company implemented the TriNet Corporate Realty Trust, Inc. Savings and Retirement Plan, which is a voluntary, defined contribution plan. On November 4, 1999, as a result of the merger with iStar Financial, all participants became part of the iStar Financial Inc. Savings and Retirement Plan.

NOTE 9--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholder's equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $54.1 million, $91.2 million and $83.1 million for the years ended December 31, 2002, 2001 and 2000 respectively. The primary component of comprehensive

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--COMPREHENSIVE INCOME (CONTINUED) income other than net income was the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investment.

    For the years ended December 31, 2002 and 2001, the change in the fair market value of the Company's cash flow hedges was a decrease of $1.8 million and $3.5 million, respectively, and was recorded as an adjustment to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Net income..................................................   $61,583     $90,486     $83,130
Other comprehensive income:
  Unrealized gains (losses) on available-for-sale
    investments.............................................    (5,715)      5,715          --
  Cumulative effect of change in accounting principle (SFAS
    No. 133) on other comprehensive income..................        --      (1,517)         --
  Unrealized gains (losses) on cash flow hedges.............    (1,779)     (3,476)         --
                                                               -------     -------     -------
Comprehensive income........................................   $54,089     $91,208     $83,130
                                                               =======     =======     =======

    Unrealized gains on available-for-sale investments are recorded as adjustments to shareholder's equity (through "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets), and are not included in net income unless realized.

    As of December 31, 2002 and 2001, accumulated other comprehensive income reflected in the Company's shareholder's equity is comprised of the following:

                                                                     AS OF
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Unrealized gains on available-for-sale investments..........  $    --     $5,715
Unrealized losses on cash flow hedges.......................   (6,772)    (4,993)
                                                              -------     ------
Accumulated other comprehensive income (loss)...............  $(6,772)    $  722
                                                              =======     ======

NOTE 10--FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. The provisions of SFAS No. 107 do not

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED) require the disclosure of the fair value of non-financial instruments, including intangible assets or the Company's corporate tenant lease assets.

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

    DEBT OBLIGATIONS--A portion of the Company's existing debt obligations bear interest at fixed margins over LIBOR. Such margins or spreads may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 2002 and 2001 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

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

                      TRINET CORPORATE REALTY TRUST, INC.

              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The book and fair values of financial instruments as of December 31, 2002 and 2001 were (in thousands):

                                                             2002                  2001
                                                      -------------------   -------------------
                                                        BOOK       FAIR       BOOK       FAIR
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
FINANCIAL ASSETS:
  Loans and other lending investments...............  $  1,900   $  1,980   $ 81,743   $ 81,728

FINANCIAL LIABILITIES:
  Debt obligations..................................   543,470    550,016    558,395    568,141
  Interest rate protection agreements...............    (5,714)    (5,714)    (3,175)    (3,175)

NOTE 11--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth the selected quarterly financial data for the Company (in thousands):

                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
                                                   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                   ------------   -------------   --------   ---------
2002:
Revenue..........................................     $33,064        $29,473      $26,682     $30,206
Net income.......................................      13,232         11,576       16,353      20,422
Net income per common share......................         N/A            N/A          N/A         N/A

2001:
Revenue..........................................     $32,123        $32,818      $36,473     $35,762
Net income.......................................      23,686         21,202       24,843      20,755
Net income per common share......................         N/A            N/A          N/A         N/A

NOTE 12--SUBSEQUENT EVENTS

    Subsequent to December 31, 2002, the 6.75% Dealer Remarketable Securities were repaid by the Company and reissued by iStar Financial.

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------------------------------  --------   ------------   ---------   ------------   -------------

OFFICE FACILITIES:
Tempe...........................     AZ        $     --     $  1,033      $  6,652        $    --
Tempe...........................     AZ              --        1,033         6,652             56
Tempe...........................     AZ              --        1,033         6,652             --
Tempe...........................     AZ           3,534          701         4,339             --
Anaheim.........................     CA          12,879        3,512        13,379             46
Cupertino.......................     CA          17,093        7,994        19,037             --
Fremont.........................     CA              --          880         4,846             --
Milpitas........................     CA           8,646        9,526        11,655            785
Milpitas........................     CA           5,500        4,139         5,064            529
Milpitas........................     CA          20,243        9,802        12,116            115
Mountain View...................     CA              --        5,798        12,720             --
Palo Alto.......................     CA              --           --        19,168             37
Redondo Beach...................     CA           8,331        2,598         9,212             --
Englewood.......................     CO              --        2,967        15,008             --
Englewood.......................     CO              --        8,536        27,428          7,596
Westminster.....................     CO              --          307         3,524             --
Westminster.....................     CO              --          616         7,290             --
Jacksonville....................     FL              --        1,384         3,911             --
Jacksonville....................     FL              --          877         2,237             39
Jacksonville....................     FL              --        2,366         6,072             --
Alpharetta......................     GA              --          905         6,744             18
Lisle...........................     IL              --        6,153        14,993             --
Vernon Hills....................     IL           8,999        1,400        12,597             --
New Orleans.....................     LA              --        1,427        24,252          1,846
New Orleans.....................     LA          52,439        1,665        16,653          1,253
Andover.........................     MA              --        1,787         8,486             --
Braintree.......................     MA              --          792         4,929             44
Braintree.......................     MA              --        2,225         7,403             91
Canton..........................     MA              --          742         3,155            103
Canton..........................     MA              --        1,409         3,890             41
Canton..........................     MA              --        1,077         2,746             81
Foxborough......................     MA           2,975        1,218         3,756             --

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------------------------------  --------   ------------   ----------   ------------   --------   -----------
OFFICE FACILITIES:
Tempe...........................  $  1,033     $  6,652     $    7,685     $    527       1999         40.0
Tempe...........................     1,033        6,708          7,741          527       1999         40.0
Tempe...........................     1,033        6,652          7,685          527       1999         40.0
Tempe...........................       701        4,339          5,040          343       1999         40.0
Anaheim.........................     3,512       13,425         16,937        1,063       1999         40.0
Cupertino.......................     7,994       19,037         27,031        1,507       1999         40.0
Fremont.........................       880        4,846          5,726          384       1999         40.0
Milpitas........................     9,526       12,440         21,966          465       2002         40.0
Milpitas........................     4,139        5,593          9,732          308       2002         40.0
Milpitas........................     9,802       12,231         22,033          541       2002         40.0
Mountain View...................     5,798       12,720         18,518        1,007       1999         40.0
Palo Alto.......................        --       19,205         19,205        1,519       1999         40.0
Redondo Beach...................     2,598        9,212         11,810          729       1999         40.0
Englewood.......................     2,967       15,008         17,975        1,188       1999         40.0
Englewood.......................     8,536       35,024         43,560        2,346       1999         40.0
Westminster.....................       307        3,524          3,831          279       1999         40.0
Westminster.....................       616        7,290          7,906          577       1999         40.0
Jacksonville....................     1,384        3,911          5,295          310       1999         40.0
Jacksonville....................       877        2,276          3,153          180       1999         40.0
Jacksonville....................     2,366        6,072          8,438          481       1999         40.0
Alpharetta......................       905        6,762          7,667          535       1999         40.0
Lisle...........................     6,153       14,993         21,146        1,187       1999         40.0
Vernon Hills....................     1,400       12,597         13,997          997       1999         40.0
New Orleans.....................     1,427       26,098         27,525        2,182       1999         40.0
New Orleans.....................     1,665       17,906         19,571        1,514       1999         40.0
Andover.........................     1,787        8,486         10,273          672       1999         40.0
Braintree.......................       792        4,973          5,765          393       1999         40.0
Braintree.......................     2,225        7,494          9,719          589       1999         40.0
Canton..........................       742        3,258          4,000          255       1999         40.0
Canton..........................     1,409        3,931          5,340          310       1999         40.0
Canton..........................     1,077        2,827          3,904          225       1999         40.0
Foxborough......................     1,218        3,756          4,974          297       1999         40.0

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                            AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------------------------------  --------   ------------   ---------   ------------   -------------
Mansfield.......................     MA             823          584         1,443             42
Norwell.........................     MA              --        1,140         1,658             32
Norwell.........................     MA           1,953          506         2,277            522
Norwell.........................     MA              --        1,357         5,429            635
Norwell.........................     MA              --          973         3,805             29
Rockland........................     MA              --        2,011        11,761             83
Westborough.....................     MA           7,265        1,651        10,758             --
Lanham..........................     MD          10,435        2,486        12,047            164
Arden Hills.....................     MN              --          719         6,541             --
Roseville.......................     MN           3,533        1,113         4,452             --
Memphis.........................     TN          17,387        2,702        25,129             --
Irving..........................     TX              --        1,364        10,628             --
Irving..........................     TX              --        1,804         5,815            323
Irving..........................     TX          17,307        3,363        21,376             --
Richardson......................     TX              --        1,233        15,160             --
Richardson......................     TX              --        2,932        31,235             --
Richardson......................     TX              --        1,230         5,660            238
Reston..........................     VA              --        4,436        22,362            101
Milwaukee.......................     WI          10,833        1,875        13,914             --
                                               --------     --------      --------        -------
Subtotal........................                210,175      119,381       518,016         14,849
                                               --------     --------      --------        -------

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------------------------------  --------   ------------   ----------   ------------   --------   -----------
Mansfield.......................       584        1,485          2,069          116       1999         40.0
Norwell.........................     1,140        1,690          2,830          133       1999         40.0
Norwell.........................       506        2,799          3,305          244       1999         40.0
Norwell.........................     1,357        6,064          7,421          469       1999         40.0
Norwell.........................       973        3,834          4,807          303       1999         40.0
Rockland........................     2,011       11,844         13,855          933       1999         40.0
Westborough.....................     1,651       10,758         12,409          852       1999         40.0
Lanham..........................     2,486       12,211         14,697          965       1999         40.0
Arden Hills.....................       719        6,541          7,260          518       1999         40.0
Roseville.......................     1,113        4,452          5,565          352       1999         40.0
Memphis.........................     2,702       25,129         27,831        1,989       1999         40.0
Irving..........................     1,364       10,628         11,992          841       1999         40.0
Irving..........................     1,804        6,138          7,942          477       1999         40.0
Irving..........................     3,363       21,376         24,739        1,692       1999         40.0
Richardson......................     1,233       15,160         16,393          916       1999         40.0
Richardson......................     2,932       31,235         34,167        2,473       1999         40.0
Richardson......................     1,230        5,898          7,128          450       1999         40.0
Reston..........................     4,436       22,463         26,899        1,775       1999         40.0
Milwaukee.......................     1,875       13,914         15,789        1,102       1999         40.0
                                  --------     --------     ----------     --------
Subtotal........................   119,381      532,865        652,246       40,564
                                  --------     --------     ----------     --------

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                            AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------------------------------  --------   ------------   ---------   ------------   -------------

INDUSTRIAL FACILITIES:
Phoenix.........................     AZ              --        1,000         1,997             --
Burlingame......................     CA              --        1,219         3,470             --
Millbrae........................     CA              --          741         2,107             --
Milpitas........................     CA           6,637        5,051         6,170            329
Milpitas........................     CA           8,703        6,856         8,378             --
Milpitas........................     CA           2,247        2,633         3,219            280
Milpitas........................     CA           3,732        4,120         5,033             --
Milpitas........................     CA           2,704        3,044         3,716            590
Milpitas........................     CA           9,227        4,095         8,323            566
Milpitas........................     CA           9,965        5,617         6,877            477
Milpitas........................     CA              --        4,880        12,367          1,498
Milpitas........................     CA           7,645        4,600         5,627            165
Milpitas........................     CA           3,104        3,000         3,669             --
San Jose........................     CA              --        9,677        23,288             --
Miami...........................     FL              --        3,048         8,676             --
Miami...........................     FL              --        1,394         3,967             --
Miami...........................     FL              --        1,612         4,586             --
Orlando.........................     FL              --        1,475         4,198             --
St. Petersburg..................     FL              --          723         3,061             --
St. Petersburg..................     FL              --          634         2,685            224
Marion..........................     IN              --          131         4,254             --
South Bend......................     IN              --          140         4,640             --
Wichita.........................     KS              --          213         3,189             --
Lakeville.......................     MA              --        1,012         4,048             --
Randolph........................     MA           2,432          615         3,471             --
Bloomington.....................     MN              --          403         1,147             --
Reno............................     NV              --          248           707             --
Astoria.........................     NY              --          897         2,555             --
Astoria.........................     NY              --        1,796         5,109             --

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------------------------------  --------   ------------   ----------   ------------   --------   -----------
INDUSTRIAL FACILITIES:
Phoenix.........................     1,000        1,997          2,997          158       1999         40.0
Burlingame......................     1,219        3,470          4,689          275       1999         40.0
Millbrae........................       741        2,107          2,848          167       1999         40.0
Milpitas........................     5,051        6,499         11,550          289       2002         40.0
Milpitas........................     6,856        8,378         15,234          371       2002         40.0
Milpitas........................     2,633        3,499          6,132          155       2002         40.0
Milpitas........................     4,120        5,033          9,153          221       2002         40.0
Milpitas........................     3,044        4,306          7,350          324       2002         40.0
Milpitas........................     4,095        8,889         12,984          666       1999         40.0
Milpitas........................     5,617        7,354         12,971          375       2002         40.0
Milpitas........................     4,880       13,865         18,745        1,439       1999         40.0
Milpitas........................     4,600        5,792         10,392          294       2002         40.0
Milpitas........................     3,000        3,669          6,669          165       2002         40.0
San Jose........................     9,677       23,288         32,965        1,844       1999         40.0
Miami...........................     3,048        8,676         11,724          687       1999         40.0
Miami...........................     1,394        3,967          5,361          314       1999         40.0
Miami...........................     1,612        4,586          6,198          363       1999         40.0
Orlando.........................     1,475        4,198          5,673          332       1999         40.0
St. Petersburg..................       723        3,061          3,784          242       1999         40.0
St. Petersburg..................       634        2,909          3,543          214       1999         40.0
Marion..........................       131        4,254          4,385          337       1999         40.0
South Bend......................       140        4,640          4,780          367       1999         40.0
Wichita.........................       213        3,189          3,402          252       1999         40.0
Lakeville.......................     1,012        4,048          5,060          320       1999         40.0
Randolph........................       615        3,471          4,086          275       1999         40.0
Bloomington.....................       403        1,147          1,550           91       1999         40.0
Reno............................       248          707            955           56       1999         40.0
Astoria.........................       897        2,555          3,452          202       1999         40.0
Astoria.........................     1,796        5,109          6,905          404       1999         40.0

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                            AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------------------------------  --------   ------------   ---------   ------------   -------------
Columbus........................     OH              --          375         7,191              --
Philadelphia....................     PA              --          620         1,765              --
Farmers Branch..................     TX           6,935        1,314         8,903              --
Richardson......................     TX           6,803          858         8,556              --
Seattle.........................     WA              --          828         2,355              --
                                               --------     --------      --------        --------
Subtotal........................                 70,134       74,869       179,304           4,129
                                               --------     --------      --------        --------

GROUND LEASE:
San Jose........................     CA              --       41,106            --              --

LAND:
Concord.........................     MA              --        1,267            --              --
Irving..........................     TX              --        5,243            --              --
                                               --------     --------      --------        --------
Subtotal........................                     --        6,510            --              --
                                               --------     --------      --------        --------

PARKING GARAGE:
New Orleans.....................     LA              --        4,241         6,462               4
                                               --------     --------      --------        --------
Total corporate tenant lease
  assets........................               $280,309     $246,107      $703,782        $ 18,982
                                               ========     ========      ========        ========

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------------------------------  --------   ------------   ----------   ------------   --------   -----------
Columbus........................       375        7,191          7,566          569       1999         40.0
Philadelphia....................       620        1,765          2,385          140       1999         40.0
Farmers Branch..................     1,314        8,903         10,217          705       1999         40.0
Richardson......................       858        8,556          9,414          677       1999         40.0
Seattle.........................       828        2,355          3,183          186       1999         40.0
                                  --------     --------     ----------     --------
Subtotal........................    74,869      183,433        258,302       13,476
                                  --------     --------     ----------     --------
GROUND LEASE:
San Jose........................    41,106           --         41,106           --       2000
LAND:
Concord.........................     1,267           --          1,267           --       1999
Irving..........................     5,243           --          5,243           --       2002
                                  --------     --------     ----------     --------
Subtotal........................     6,510           --          6,510           --
                                  --------     --------     ----------     --------
PARKING GARAGE:
New Orleans.....................     4,241        6,466         10,707          514       1999         40.0
                                  --------     --------     ----------     --------
Total corporate tenant lease
  assets........................  $246,107     $722,764     $  968,871     $ 54,554
                                  ========     ========     ==========     ========

                      TRINET CORPORATE REALTY TRUST, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF ISTAR FINANCIAL INC.)
                             NOTES TO SCHEDULE III
                               DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

1. RECONCILIATION OF CORPORATE TENANT LEASE ASSETS:

    The following table reconciles Corporate Tenant Lease Assets from January 1, 2000 to December 31, 2002:

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
Balance at January 1.....................................  $1,183,674   $1,444,830   $1,453,550
Additions................................................     175,630       51,670      137,995
Dispositions.............................................    (345,414)    (312,826)    (146,715)
Assets classified as held for sale.......................     (45,019)          --           --
                                                           ----------   ----------   ----------
Balance at December 31...................................  $  968,871   $1,183,674   $1,444,830
                                                           ==========   ==========   ==========

2. RECONCILIATION OF ACCUMULATED DEPRECIATION:

    The following table reconciles Accumulated Depreciation from January 1, 2000 to December 31, 2002:

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
Balance at January 1.....................................  $  (46,890)  $  (31,764)  $   (5,111)
Additions................................................     (19,342)     (28,287)     (28,277)
Dispositions.............................................      11,482       13,161        1,624
Assets classified as held for sale.......................         196           --           --
                                                           ----------   ----------   ----------
Balance at December 31...................................  $  (54,554)  $  (46,890)  $  (31,764)
                                                           ==========   ==========   ==========

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

ITEM 14. CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

       a. and (d). Financial Statements and Schedules--see Index to Financial Statements and Schedules included in Item 8.

       b.  Reports on Form 8-K

           None.

       c.  Exhibits--see index on following page.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Amended and Restated Charter. (Incorporated by reference to
                        Exhibit 3.1 to the 2000 Annual Report on Form 10-K, dated
                        March 30, 2001, of TriNet Corporate Realty Trust, Inc.)

         3.2            Amended and Restated Bylaws. (Incorporated by reference to
                        Exhibit 3.2 to the 2000 Annual Report on Form 10-K, dated
                        March 30, 2001, of TriNet Corporate Realty Trust, Inc.)

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

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
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

                                                       TriNet Corporate Realty Trust, Inc.
                                                       REGISTRANT

Date: March 27, 2003                                   /s/ JAY SUGARMAN
                                                       ---------------------------------------------
                                                       Jay Sugarman
                                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF
                                                       EXECUTIVE OFFICER

Date: March 27, 2003                                   /s/ CATHERINE D. RICE
                                                       ---------------------------------------------
                                                       Catherine D. Rice
                                                       CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2003                /s/ JAY SUGARMAN
                                    -------------------------------------------
                                    Jay Sugarman
                                    CHIEF EXECUTIVE OFFICER AND DIRECTOR

Date: March 27, 2003                /s/ WILLIS ANDERSEN JR.
                                    -------------------------------------------
                                    Willis Andersen Jr.
                                    DIRECTOR

Date: March 27, 2003                /s/ JEFFREY G. DISHNER
                                    -------------------------------------------
                                    Jeffrey G. Dishner
                                    DIRECTOR

Date: March 27, 2003                /s/ ANDREW L. FARKAS
                                    -------------------------------------------
                                    Andrew L. Farkas
                                    DIRECTOR

Date: March 27, 2003                /s/ MADISON F. GROSE
                                    -------------------------------------------
                                    Madison F. Grose
                                    DIRECTOR

Date: March 27, 2003                /s/ SPENCER B. HABER
                                    -------------------------------------------
                                    Spencer B. Haber
                                    DIRECTOR

Date: March 27, 2003                /s/ ROBERT W. HOLMAN, JR.
                                    -------------------------------------------
                                    Robert W. Holman, Jr.
                                    DIRECTOR

Date: March 27, 2003                /s/ ROBIN JOSEPHS
                                    -------------------------------------------
                                    Robin Josephs
                                    DIRECTOR

Date: March 27, 2003                /s/ MERRICK R. KLEEMAN
                                    -------------------------------------------
                                    Merrick R. Kleeman
                                    DIRECTOR

Date: March 27, 2003                /s/ H. CABOT LODGE III
                                    -------------------------------------------
                                    H. Cabot Lodge III
                                    DIRECTOR

Date: March 27, 2003                /s/ MATTHEW J. LUSTIG
                                    -------------------------------------------
                                    Matthew J. Lustig
                                    DIRECTOR

Date: March 27, 2003                /s/ WILLIAM M. MATTHES
                                    -------------------------------------------
                                    William M. Matthes
                                    DIRECTOR

Date: March 27, 2003                /s/ JOHN G. MCDONALD
                                    -------------------------------------------
                                    John G. McDonald
                                    DIRECTOR

Date: March 27, 2003                /s/ STEPHEN B. ORESMAN
                                    -------------------------------------------
                                    Stephen B. Oresman
                                    DIRECTOR

Date: March 27, 2003                /s/ GEORGE R. PUSKAR
                                    -------------------------------------------
                                    George R. Puskar
                                    DIRECTOR

Date: March 27, 2003                -------------------------------------------
                                    Barry S. Sternlicht
                                    DIRECTOR

                                 CERTIFICATIONS

I, Jay Sugarman, certify that:

    1. I have reviewed this annual report on Form 10-K of TriNet Corporate Realty Trust, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                                                       /s/ JAY SUGARMAN
                                                       ---------------------------------------------
                                                       Name: Jay Sugarman
                                                       Title:  Chief Executive Officer

I, Catherine D. Rice, certify that:

    1. I have reviewed this annual report on Form 10-K of TriNet Corporate Realty Trust, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: March 27, 2003

                                                       /s/ CATHERINE D. RICE
                                                       ---------------------------------------------
                                                       Name: Catherine D. Rice
                                                       Title:  Chief Financial Officer