Form 10-Q
period 2003-03-31
TRINET CORPORATE REALTY TRUST INC
filed 2003-05-14
CIK 899162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-11918

TRINET CORPORATE REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	94-3175659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 27th Floor New York, NY	10036
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes ☒    No ☐

        As of May 9, 2003, there were 100 shares of common stock outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTIONS H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

TriNet Corporate Realty Trust, Inc.
(A wholly-owned subsidiary of iStar Financial Inc.)

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TriNet Corporate Realty Trust, Inc.
(A wholly-owned subsidiary of iStar Financial Inc.)
Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	As of March 31, 2003	As of December 31, 2002*
ASSETS
Loans and other lending investments, net	$2,000	$1,900
Corporate tenant lease assets, net	910,798	914,317
Investments in and advances to joint ventures and unconsolidated subsidiaries	23,868	24,865
Assets held for sale	24,800	28,501
Cash and cash equivalents	8,938	12,219
Accrued interest and operating lease income receivable	3,217	5,495
Deferred operating lease income receivable	20,742	19,845
Deferred expenses and other assets	33,587	26,421

Total assets	$1,027,950	$1,033,563

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$49,257	$54,806
Debt obligations	415,719	543,470

Total liabilities	464,976	598,276

Commitments and contingencies	—	—
Minority interest in consolidated entities	2,495	2,496
Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	607,089	479,859
Retained earnings	—	—
Accumulated other comprehensive income (losses) (See Note 8)	(6,314)	(6,772)
Common stock of iStar Financial (parent) held in treasury (at cost)	(40,296)	(40,296)

Total shareholder's equity	560,479	432,791

Total liabilities and shareholder's equity	$1,027,950	$1,033,563

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.
(A wholly-owned subsidiary of iStar Financial Inc.)
Consolidated Statement of Operations
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2003	2002*
Revenue:
Interest income	$249	$2,719
Operating lease income	28,390	26,337
Other income	295	1,150

Total revenue	28,934	30,206

Costs and expenses:
Interest expense	9,360	9,805
Operating costs—corporate tenant lease assets	3,429	2,738
Depreciation and amortization	5,007	4,124
General and administrative	920	2,273

Total costs and expenses	18,716	18,940

Net income before equity in earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	10,218	11,266
Equity in earnings from joint ventures and unconsolidated subsidiaries	977	1,848
Minority interest in consolidated entities	(39)	(40)

Net income from continuing operations	11,156	13,074
(Loss) income from discontinued operations	(125)	7,348
Gain from discontinued operations	264	—

Net income	$11,295	$20,422

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.
(A wholly-owned subsidiary of iStar Financial Inc.)
Consolidated Statement of Changes in Shareholder's Equity
(In thousands)
(unaudited)

	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2002	$479,859	$—	$(6,772)	$(40,296)	$432,791
Debt obligation assumed by iStar Financial	128,135	—	—	—	128,135
Dividends paid to iStar Financial	(905)	(11,295)	—	—	(12,200)
Net income for the period	—	11,295	—	—	11,295
Change in accumulated other comprehensive income (losses)	—	—	458	—	458

Balance at March 31, 2003	$607,089	$—	$(6,314)	$(40,296)	$560,479

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.
(A wholly-owned subsidiary of iStar Financial Inc.)
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2003	2002*
Cash flows from operating activities:
Net income	$11,295	$20,422
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	39	40
Depreciation and amortization	6,238	7,501
Depreciation and amortization from discontinued operations	—	67
Amortization of discounts/premiums	—	(776)
Equity in earnings from joint ventures and unconsolidated subsidiaries	(977)	(1,848)
Distributions from operations of joint ventures	1,852	3,379
Deferred operating lease income receivable	(897)	(2,771)
Gain from discontinued operations	(264)	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest and operating lease income receivable	1,913	(1,709)
Increase in deferred expenses and other assets	(7,875)	(10,312)
Decrease in accounts payable, accrued expenses and other liabilities	(5,070)	(7,519)

Cash flows provided by operating activities	6,254	6,474

Cash flows from investing activities:
Net proceeds from sale of corporate tenant lease assets	3,965	—
Investments in and advances to unconsolidated joint ventures	—	(127)
Capital improvements for build-to-suit projects	—	(326)
Capital improvement projects on corporate tenant lease assets	(67)	(967)
Other capital expenditures on corporate tenant lease assets	(765)	(869)

Cash flows provided by (used in) investing activities	3,133	(2,289)

Cash flows from financing activities:
Repayments under term loans	(428)	(229)
Increase in restricted cash held in connection with debt obligations	—	(126)
Distributions to minority interest in consolidated entities	(40)	(40)
Dividends paid to iStar Financial	(12,200)	(7,552)

Cash flows used in financing activities	(12,668)	(7,947)

Decrease in cash and cash equivalents	(3,281)	(3,762)
Cash and cash equivalents at beginning of period	12,219	8,872

Cash and cash equivalents at end of period	$8,938	$5,110

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$11,888	$12,101

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide custom-tailored financing to high-end private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior, mezzanine and subordinated corporate capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers, who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of March 31, 2003, the Company's portfolio consisted of 99 facilities principally subject to net leases to approximately 118 customers, comprising 9.7 million square feet in 21 states. Of the 99 total facilities, there are nine facilities held in two unconsolidated joint ventures.

        Organization—The Company became a wholly-owned subsidiary of iStar Financial through a merger on November 4, 1999. As a wholly-owned subsidiary of iStar Financial, a real estate investment trust ("REIT"), the Company operates as a qualified real estate investment trust subsidiary ("QRS") under the Internal Revenue Code of 1986, as amended (the "Code").

Note 2—Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, and its majority-owned and controlled partnership.

        Certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at March 31, 2003 and December 31, 2002 and the results of its operations, changes in shareholder's equity and its cash flows for the three months ended March 31, 2003 and 2002, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

Note 3—Summary of Significant Accounting Policies

        Loans and other lending investments, net—As described in Note 4, "Loans and Other Lending Investments," includes corporate/partnership loans. Management considers its investments in this category to be either held-to-maturity or available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost. Items classified as available-for-sale are reported at fair value, with unrealized gains and losses included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets, and are not included in the Company's net income.

        Corporate tenant lease assets and depreciation—Corporate tenant lease assets are generally recorded at cost less accumulated depreciation. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight line method of cost recovery over estimated useful lives of 40.0 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining life of the facility for facility improvements.

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

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $0 and $70,000 during the three months ended March 31, 2003 and 2002, respectively.

        Cash and cash equivalents—Cash and cash equivalents include all cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

        Non-cash activity—On March 3, 2003, a remarketing agent purchased all of the outstanding 6.75% Dealer Remarketable Securities and agreed to amend the notes to substitute iStar Financial as the obligor. The remarketing agent subsequently exchanged these notes with iStar Financial for newly issued iStar Financial notes. The 6.75% Dealer Remarketable Securities were immediately retired after this exchange and the liability was effectively eliminated through a contribution from iStar Financial to the Company of approximately $128.1 million.

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    The Company classifies loans and other lending investments as either held-to-maturity or available-for-sale. The Company reflects held-to-maturity investments at amortized cost less acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Items reflected as available-for-sale are reported at fair value, with unrealized gains and losses included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase, respectively, in the prepayment gain or loss. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

        Accounting for derivative instruments and hedging activity—In accordance with Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activity—Deferral of the Effective date of FASB 133," Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement 133" and Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a foreign currency exposure.

        Income taxes—The Company is taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of iStar Financial. Accordingly, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements.

        Interest rate risk management—The Company has entered into various interest rate protection agreements that, together with a swap agreement, fix the interest rate on a portion of the Company's LIBOR-based borrowings. The related cost of these agreements is amortized over their respective lives and such amortization is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. The Company enters into interest rate risk management arrangements with financial institutions meeting certain minimum financial criteria, and the related credit risk of non-performance by counterparties is not considered to be significant.

        Credit risk concentration—The Company underwrites the credit of prospective customers and may require them to provide some form of additional credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's assets are geographically diverse and its customers operate in a variety of industries, to the extent the Company has a significant concentration of operating lease revenue from any single customer, the inability of that customer to make its payments could have an adverse effect on the Company.

        Reclassifications—Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2003 presentation.

        Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        New accounting standards— In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, consolidation will be required by the Company effective with the Company's third quarter 2003 reporting. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123 ("SFAS No. 123"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, this Statement does not permit the use of the original SFAS No. 123 prospective method of transition for changes to fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 shall be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company adopted SFAS No. 148 with retroactive application to January 1, 2002 with no material effect on the Company's Consolidated Financial Statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (i.e., a premium). The new disclosure requirements became effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

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

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities," to address significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits received by employees involuntarily terminated under the terms of a one-time benefit arrangement that is not an on-going benefit arrangement or an individual deferred-compensation contract. The Company adopted the provisions of SFAS No. 146 on December 31, 2002, as required, and it did not have a material effect on the Company's Consolidated Financial Statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, as required, on January 1, 2003 and it did not have a significant financial impact on the Company.

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

Note 4—Loans and Other Lending Investments

        On March 30, 2003, $2.0 million of convertible debt securities of a real estate company that trades on the Mexican Stock Exchange was transferred to the Company's loans and lending investments as a result of the consolidation of the TMOC unconsolidated subsidiary (see Note 6). The securities bear interest at 12.00% per annum, payable in arrears in December of each year.

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

Note 5—Corporate Tenant Lease Assets

        The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

	March 31, 2003	December 31, 2002
Facilities and improvements	$723,961	$722,764
Land and land improvements	246,107	246,107
Less: accumulated depreciation	(59,270)	(54,554)

Corporate tenant lease assets, net	$910,798	$914,317

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2003 and 2002 were approximately $4.9 million and $4.4 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        On January 7, 2003, the Company sold one corporate tenant lease asset for net proceeds of $4.0 million, and realized a gain of approximately $264,000. As of March 31, 2003, there was one corporate tenant lease asset with a book value of $24.8 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets. The results of operations from corporate tenant lease assets sold or held for sale in the current and prior periods are classified as "(Loss) income from discontinued operations," even though such income or loss was recognized by the Company prior to the asset sale. Gains on sale from corporate tenant lease assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

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

Following the reduction period, the customer is required to make additional lease payments over a 10-year period sufficient to reimburse the Company for a portion of the temporary reduction in lease payments.

        On May 30, 2002, the Company sold one corporate tenant lease asset for net proceeds of $3.7 million, and realized a gain of approximately $595,000. As of December 31, 2002, there were two corporate tenant lease assets with a combined book value of $28.5 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

Note 6—Joint Ventures and Unconsolidated Subsidiaries

        Income generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, its respective income (loss) and the Company's pro rata share of its ventures' third-party, non-recourse debt as of March 31, 2003 are presented below (in thousands):

			JV Income (Loss) for the Three Months Ended March 31, 2003
					Third-Party Debt
				Pro Rata Share of Third-Party Non-Recourse Debt(1)
Unconsolidated Joint Ventures and Subsidiaries	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
Sunnyvale	44.70%	$11,349	$552	$10,728	LIBOR + 1.25%	November 2004(2)
CTC I	50.00%	12,519	438	59,968	7.66% - 7.87%	Various through 2011
Unconsolidated Subsidiaries:
TMOC	N/A	N/A	(13)	N/A	N/A	N/A

Total		$23,868	$977	$70,696

Explanatory Notes:

(1)
The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitments to fund such debt obligations.

(2)
Maturity date reflects a one-year extension at the venture's option.

        Investments in and advances to unconsolidated joint ventures:    At March 31, 2003, the Company had investments in two joint ventures: (1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee; and (2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

        At March 31, 2003, the ventures comprised nine net leased facilities. The Company's combined investment in these joint ventures at March 31, 2003 was $23.9 million. The joint ventures' carrying value for the nine facilities owned at March 31, 2003 was $155.0 million. In aggregate, the joint ventures had total assets of $191.5 million and total liabilities of $152.7 million as of March 31, 2003, and net income of $1.8 million for the three months ended March 31, 2003. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

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

        Effective September 29, 2000, iStar Sunnyvale Partners, LP, which is wholly owned by Sunnyvale, entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.00% through November 9, 2003. Currently, the limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of common stock of iStar Financial in lieu of cash.

        Investments in and advances to unconsolidated subsidiaries:    The Company has an investment in TriNet Management Operating Company, Inc. ('TMOC'), an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company that trades on the Mexican Stock Exchange. Prior to March 29, 2003, the Company owned 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The owners of the remaining TMOC stock were two executives of the Company. On March 29, 2003, the Company purchased the remaining 5.00% interest from the executives for approximately $2,000, an amount equal to the current carrying value, which was less than their original investment. As of March 31, 2003, TMOC is a wholly-owned subsidiary of the Company.

Note 7—Debt Obligations

        As of March 31, 2003 and December 31, 2002, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Carrying Value as of
	March 31, 2003	December 31, 2002	Stated Interest Rates(1)	Scheduled Maturity Date
Secured term loans:
Secured by corporate tenant lease assets	$193,000	$193,000	LIBOR + 1.85%	July 2006(2)
Secured by corporate tenant lease assets(3)	86,881	87,309	6.00% - 11.38%	Various through 2011

Total term loans	279,881	280,309
Less: debt discount	(210)	(236)

Total secured term loans	279,671	280,073
Unsecured notes(4):
6.75% Dealer Remarketable Securities(5)	—	125,000	6.75%	March 2013
7.70% Notes	100,000	100,000	7.70%	July 2017
7.95% Notes	50,000	50,000	7.95%	May 2006

Total unsecured notes	150,000	275,000
Less: debt discount(6)	(13,952)	(11,603)

Total unsecured notes	136,048	263,397

Total debt obligations	$415,719	$543,470

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on March 31, 2003 was 1.30% per annum.

(2)
Maturity date reflects two one-year extensions at the Company's option.

(3)
During the 12 months ended December 31, 2002, secured term debt obligations of $46.9 million were assumed by iStar Financial in conjunction with the transfer of their underlying collateral. In addition, $79.1 million of secured term debt is reflected in the Company's debt obligations as a result of the consolidation of the Milpitas joint venture.

(4)
The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(5)
On March 3, 2003, a remarketing agent purchased all of the outstanding 6.75% Dealer Remarketable Securities and agreed to amend the notes to substitute iStar Financial as the obligor. The remarketing agent subsequently exchanged these notes with iStar Financial for newly issued iStar Financial notes. The 6.75% Dealer Remarketable Securities were immediately retired after this exchange and the liability was effectively eliminated through a contribution from iStar Financial to the Company.

(6)
As part of the accounting for the merger, these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which the Company could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 8.81%, 9.51% and 9.04% for the 6.75% Dealer Remarketable Securities, 7.70% Notes and 7.95% Notes, respectively.

        On March 3, 2003, a remarketing agent purchased all of the outstanding 6.75% Dealer Remarketable Securities and agreed to amend the notes to substitute iStar Financial as the obligor. The remarketing agent subsequently exchanged these notes with iStar Financial for newly issued iStar Financial notes. The 6.75% Dealer Remarketable Securities were immediately retired after this exchange and the liability was effectively eliminated through a contribution from iStar Financial to the Company.

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

        The Company has also entered into a LIBOR interest rate cap struck at 7.75% in the notional amount of $35.0 million, which expires in December 2004.

        As of March 31, 2003, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2003 (remaining nine months)	$—
2004	—
2005	81,868
2006	243,000
2007	2,945
Thereafter	102,068

Total principal maturities	429,881
Net unamortized debt discounts	(14,162)

Total debt obligations	$415,719

Explanatory Note:

(1)
Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 8—Comprehensive Income

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholder's equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $11.8 million and $24.8 million for the three months ended March 31, 2003 and 2002, respectively. The primary component of comprehensive income other than net income was the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments.

        For the three months ended March 31, 2003 and 2002, the change in the fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow hedges was an increase of $458,000 and $4.4 million, respectively, and was recorded as an adjustment to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Net income	$11,295	$20,422
Other comprehensive income:
Unrealized gains on available-for-sale investments	—	3,665
Unrealized gains on cash flow hedges	458	728

Comprehensive income	$11,753	$24,815

        Unrealized gains (losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholder's equity (through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets), and are not included in net income unless realized.

        As of March 31, 2003 and December 31, 2002, accumulated other comprehensive income (losses) reflected in the Company's shareholder's equity is comprised of the following (in thousands):

	As of March 31, 2003	As of December 31, 2002
Unrealized gains on available-for-sale investments	$—	$—
Unrealized losses on cash flow hedges	(6,314)	(6,772)

Accumulated other comprehensive income (losses)	$(6,314)	$(6,772)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring sale/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of March 31, 2003, the Company's portfolio consisted of 99 facilities principally subject to net leases to approximately 118 customers, comprising 9.7 million square feet in 21 states. Of the 99 total facilities, there are nine facilities held in two joint venture partnerships.

        In the first quarter of 2003, the Company disposed of one corporate tenant lease asset for net proceeds of $4.0 million and recognized a gain of approximately $264,000.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

        Interest income—For the three months ended March 31, 2003, interest income decreased by $2.5 million to $249,000 from $2.7 million for the same period in 2002. The decrease is primarily due to the transfer of a $75.0 million lending investment to iStar Financial in the second quarter of 2002 (see Note 4 to the Company's Consolidated Financial Statements).

        Operating lease income—Operating lease income increased by $2.1 million to $28.4 million for the three months ended March 31, 2003 from $26.3 million for the same period in 2002. Of this increase, $3.3 million was attributable to the consolidation of one of the Company's corporate tenant lease joint venture investments. This increase was partially offset by lower operating lease income on certain corporate tenant lease assets.

        Other income—Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees, bankruptcy claims, and insurance proceeds. During the three months ended March 31, 2003, other income consisted of dividend income of $113,000 and income from tenant bankruptcy claims of $182,000.

        During the three months ended March 31, 2002, other income consisted of financial advisory fees of $1.0 million and dividend income of $150,000.

        Interest expense—For the three months ended March 31, 2003, interest expense decreased by approximately $445,000 to $9.4 million from $9.8 million for the same period in 2002. This decrease in interest expense is primarily the result of the transfer of a $75.0 million lending investment (and the related indebtedness) in the second quarter of 2002 (see Note 4 to the Company's Consolidated Financial Statements) and the assumption of an unsecured debt obligation in the first quarter of 2003 to iStar Financial. The decrease was partially offset by the increased interest expense related to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        Operating costs—corporate tenant lease assets—For the three months ended March 31, 2003, operating costs increased by approximately $691,000 from $2.7 million to $3.4 million for the same period in 2002. This increase is related to the consolidation of one of the Company's corporate tenant lease joint venture investments and higher operating costs on certain corporate tenant lease assets.

        Depreciation and amortization—Depreciation and amortization increased by approximately $883,000 to $5.0 million for the three months ended March 31, 2003 from $4.1 million for the same period in 2002.

This increase is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        General and administrative—For the three months ended March 31, 2003, general and administrative expenses decreased by approximately $1.4 million to $920,000, compared to $2.3 million for the same period in 2002.

        Equity in earnings from joint ventures and unconsolidated subsidiaries—For the three months ended March 31, 2003, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by approximately $871,000 to $1.0 million from $1.8 million for the same period in 2002. This decrease is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        (Loss) income from discontinued operations—For the three months ended March 31, 2003, operating loss incurred by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale was approximately $125,000. For the three months ended March 31, 2002, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale), assets transferred to iStar Financial and assets held for sale was approximately $7.3 million. The income or loss from these assets is classified as "discontinued operations," even though such income or loss was recognized by the Company prior to the asset dispositions, transfers or classification as "held for sale".

        Gain from discontinued operations—During the three months ended March 31, 2003, the Company disposed of one corporate tenant lease asset for net proceeds of $4.0 million and recognized a gain of approximately $264,000.

        During the three months ended March 31, 2002, the Company did not incur any dispositions of corporate tenant lease assets.

Liquidity and Capital Resources

        Omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities and Exchange Act of 1934 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer and Chief Financial Officer. The Chief Financial Officer is currently a member of the disclosure committee.

        Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision of members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

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

TRINET CORPORATE REALTY TRUST, INC. Registrant
Date: May 14, 2003	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: May 14, 2003	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ JAY SUGARMAN Name: Jay Sugarman Title: Chief Executive Officer

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ CATHERINE D. RICE Name: Catherine D. Rice Title: Chief Financial Officer

QuickLinks

Index to Form 10-Q
  ITEM 1. FINANCIAL STATEMENTS
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS