Form 10-Q
period 2003-06-30
TRINET CORPORATE REALTY TRUST INC
filed 2003-08-14
CIK 899162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File No. 1-11918

TRINET CORPORATE REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	94-3175659 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 27th Floor New York, NY (Address of principal executive offices)	10036 (Zip code)

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

        As of August 8, 2003, there were 100 shares of common stock outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

TriNet Corporate Realty Trust, Inc.
(A wholly-owned subsidiary of iStar Financial Inc.)

Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	As of June 30, 2003	As of December 31, 2002
ASSETS
Loans and other lending investments, net	$—	$1,900
Corporate tenant lease assets, net	781,392	914,317
Investments in and advances to joint ventures and unconsolidated subsidiaries	24,356	24,865
Assets held for sale	—	28,501
Cash and cash equivalents	7,933	12,219
Accrued interest and operating lease income receivable	1,904	5,495
Deferred operating lease income receivable	15,434	19,845
Deferred expenses and other assets	34,089	26,421

Total assets	$865,108	$1,033,563

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$37,518	$54,806
Debt obligations	415,509	543,470

Total liabilities	453,027	598,276

Commitments and contingencies	—	—
Minority interest in consolidated entities	2,496	2,496
Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	453,940	479,859
Retained earnings	—	—
Accumulated other comprehensive income (losses) (See Note 8)	(4,059)	(6,772)
Common stock of iStar Financial (parent) held in treasury (at cost)	(40,296)	(40,296)

Total shareholder's equity	409,585	432,791

Total liabilities and shareholder's equity	$865,108	$1,033,563

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Operations

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002*	2003	2002*
Revenue:
Interest income	$156	$972	$405	$3,690
Operating lease income	24,173	21,782	48,619	44,341
Other income	775	150	1,070	1,300

Total revenue	25,104	22,904	50,094	49,331

Costs and expenses:
Interest expense	7,366	9,368	16,727	19,172
Operating costs—corporate tenant lease assets	3,538	2,555	6,943	5,241
Depreciation and amortization	4,555	3,708	9,087	7,363
General and administrative	1,079	1,521	1,999	3,794

Total costs and expenses	16,538	17,152	34,756	35,570

Net income before equity in earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	8,566	5,752	15,338	13,761
Equity in earnings from joint ventures and unconsolidated subsidiaries	1,042	1,395	2,019	3,243
Minority interest in consolidated entities	(40)	(41)	(79)	(81)

Net income from continuing operations	9,568	7,106	17,278	16,923
(Loss) income from discontinued operations	(3)	8,652	3,318	19,257
Gain from discontinued operations	—	595	264	595

Net income	$9,565	$16,353	$20,860	$36,775

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statement of Changes in Shareholder's Equity

(In thousands)

(unaudited)

	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2002	$479,859	$—	$(6,772)	$(40,296)	$432,791
Non-cash distribution of net assets to iStar Financial	(149,222)	—	—	—	(149,222)
Debt obligation assumed by iStar Financial	128,135	—	—	—	128,135
Dividends paid to iStar Financial	(4,832)	(22,368)	—	—	(27,200)
Dividends received on iStar Financial shares held in treasury	—	1,508	—		1,508
Net income for the period	—	20,860	—	—	20,860
Change in accumulated other comprehensive income (losses)	—	—	2,713	—	2,713

Balance at June 30, 2003	$453,940	$—	$(4,059)	$(40,296)	$409,585

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002*	2003	2002*
Cash flows from operating activities:
Net income	$9,565	$16,353	$20,860	$36,775
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	40	41	79	81
Depreciation and amortization	5,198	5,185	10,962	10,369
Depreciation and amortization from discontinued operations	—	1,828	474	4,212
Amortization of discounts/premiums	—	(281)	—	(1,057)
Equity in earnings from joint ventures and unconsolidated subsidiaries	(1,042)	(1,395)	(2,019)	(3,243)
Distributions from operations of joint ventures	554	1,005	2,406	4,384
Deferred operating lease income receivable	(423)	(2,390)	(1,320)	(5,161)
Gain from discontinued operations	—	(595)	(264)	(595)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and operating lease income receivable	910	(647)	2,823	(2,359)
(Increase) decrease in deferred expenses and other assets	(429)	2,009	(8,304)	(8,300)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(850)	5,905	(5,920)	(1,614)

Cash flows provided by operating activities	13,523	27,018	19,777	33,492

Cash flows from investing activities:
Net investment originations	(1,007)	—	(1,007)	—
Net proceeds from sale of corporate tenant lease assets	—	3,702	3,965	3,702
Repayments of and principal collections on loans and other lending investments	2,000	—	2,000	—
Investments in and advances to unconsolidated joint ventures	—	—	—	(127)
Capital improvements for build-to-suit projects	—	—	—	(326)
Capital improvement projects on corporate tenant lease assets	(409)	(121)	(476)	(1,088)
Other capital expenditures on corporate tenant lease assets	(1,145)	(1,075)	(1,910)	(1,944)

Cash flows (used in) provided by investing activities	(561)	2,506	2,572	217

Cash flows from financing activities:
Repayments under term loans	(436)	(202)	(864)	(431)
Decrease (increase) in restricted cash held in connection with debt obligations	—	11	—	(115)
Distributions to minority interest in consolidated entities	(39)	(111)	(79)	(151)
Dividends paid to iStar Financial	(15,000)	(23,500)	(27,200)	(31,052)
Dividends received on iStar Financial shares held in treasury	1,508	1,433	1,508	1,433

Cash flows used in financing activities	(13,967)	(22,369)	(26,635)	(30,316)

(Decrease) increase in cash and cash equivalents	(1,005)	7,155	(4,286)	3,393
Cash and cash equivalents at beginning of period	8,938	5,110	12,219	8,872

Cash and cash equivalents at end of period	$7,933	$12,265	$7,933	$12,265

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$5,815	$5,652	$17,703	$17,753

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide custom-tailored financing to high-end private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior, mezzanine and subordinated corporate capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers, who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of June 30, 2003, the Company's portfolio consisted of 82 facilities principally subject to net leases to approximately 109 customers, comprising 8.6 million square feet in 18 states. Of the 82 total facilities, there are nine facilities held in two unconsolidated joint ventures.

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

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at June 30, 2003 and December 31, 2002 and the results of its operations, changes in shareholder's equity and its cash flows for the three and six months ended June 30, 2003 and 2002, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the three months ended June 30, 2003 and 2002, and approximately $0 and $70,000 was capitalized during the six months ended June 30, 2003 and 2002, respectively.

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

        During the six months ended June 30, 2003, the Company disposed of 17 corporate tenant lease assets and their related liabilities by transferring them to iStar Financial at their respective carrying values.

        The following is a summary of the effects of these transactions on the Company's consolidated financial position for the six months ended June 30, 2003:

Carrying value of:
Assets	$159,536
Liabilities	(10,314)

Non-cash distribution of net assets to iStar Financial	$149,222

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    The Company classifies loans and other lending investments as either held-to-maturity or available-for-sale. The Company reflects held-to-maturity investments at amortized cost less acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase, respectively, in the prepayment gain or loss. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

        New accounting standards—In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company will adopt the provisions of this statement, as required, on July 1, 2003, and it is not expected to have a significant financial impact on the Company's Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, consolidation will be required by the Company effective with the Company's third quarter 2003 reporting. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's financial statements.

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

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. SFAS No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. The Company adopted the provisions of both statements for transactions initiated after June 30, 2001, as required, and the adoption did not have a significant impact on the Company.

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

Note 4—Loans and Other Lending Investments

        On March 30, 2003, $2.0 million of convertible debt securities of a real estate company that trades on the Mexican Stock Exchange was transferred to the Company's loans and lending investments as a result of the consolidation of the TriNet Management Operating Company, Inc. ("TMOC") unconsolidated subsidiary (see Note 6). On June 30, 2003, the note was fully repaid.

        On July 6, 2001, the Company financed a $75.0 million term preferred investment in a publicly-traded real estate company with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The investment had a maturity of July 2006, including a one-year extension at the Company's option. The Company's investment carried an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment was convertible into the customer's common stock at a strike price of $25.00 per share. During the second quarter of 2002, the asset was transferred to iStar Financial at its carrying value of $86.7 million.

Note 5—Corporate Tenant Lease Assets

        The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

	June 30, 2003	December 31, 2002
Facilities and improvements	$650,561	$722,764
Land and land improvements	187,960	246,107
Less: accumulated depreciation	(57,129)	(54,554)

Corporate tenant lease assets, net	$781,392	$914,317

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended June 30, 2003 and 2002 were approximately $5.1 million and $4.8 million, respectively, and $9.7 million and $8.8 million for the six months ended June 30, 2003 and 2002, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        During the second quarter of 2003, the Company disposed of 17 corporate tenant lease assets at their respective carrying value by transferring them to iStar Financial. No gain or loss resulted from these transfers. On January 7, 2003, the Company sold one corporate tenant lease asset for net proceeds of $4.0 million, and realized a gain of approximately $264,000.

        On September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000. In the fourth quarter of 2002, the customer completed a recapitalization transaction that significantly enhanced its credit. In connection with this recapitalization, the Company agreed to amend the customer's lease, effective October 1, 2002. In the lease amendment, the Company received $12.5 million in cash as prepaid lease payments and the customer agreed to fixed minimum increases on future lease payments. In exchange, the Company agreed to reduce the customer's lease obligations for a period not to exceed nine quarters. Following the reduction period, the customer is required to make additional lease payments over a 10-year period sufficient to reimburse the Company for a portion of the temporary reduction in lease payments. During the second quarter of 2003, this asset that was classified as "Asset held for sale" on the Company's Consolidated Balance Sheets was transferred to iStar Financial at its carrying value.

        On May 30, 2002, the Company sold one corporate tenant lease asset for net proceeds of $3.7 million, and realized a gain of approximately $595,000. As of December 31, 2002, there were two corporate tenant lease assets with a combined book value of $28.5 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        The results of operations from corporate tenant lease assets sold and transferred in the current and prior periods are classified as "(Loss) income from discontinued operations," even though such income or loss was recognized by the Company prior to the asset sale. Gains on sale from corporate tenant lease assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

Note 6—Joint Ventures and Unconsolidated Subsidiaries

        Income generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures, the Company's pro rata share of its ventures' third-party, non-recourse debt as of June 30, 2003 and its respective income for the three months ended June 30, 2003 are presented below (in thousands):

			JV Income for the Three Months Ended June 30, 2003	Pro Rata Share of Third-Party Non-Recourse Debt(1)	Third-Party Debt
Unconsolidated Joint Ventures	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Sunnyvale	44.70%	$11,340	$545	$10,728	LIBOR + 1.25%	November 2004(2)
CTC I	50.00%	13,016	497	59,845	7.66% – 7.87%	Various through 2011

Total		$24,356	$1,042	$70,573

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

        Investments in and advances to unconsolidated joint ventures:    At June 30, 2003, the Company had investments in two joint ventures: (1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee; and (2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

        At June 30, 2003, the ventures comprised nine net leased facilities. The Company's combined investment in these joint ventures at June 30, 2003 was $24.4 million. The joint ventures' carrying value for the nine facilities owned at June 30, 2003 was $153.9 million. In aggregate, the joint ventures had total assets of $191.5 million and total liabilities of $151.5 million as of June 30, 2003, and net income of $1.9 million and $3.7 million for the three and six months ended June 30, 2003, respectively. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

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

        On April 1, 2002, the former Sierra Land Ventures ("Sierra") joint venture partner assigned its 50.00% ownership interest in Sierra to the Company. There was no cash or shares exchanged in this transaction. As of April 1, 2002, the Company owns 100.00% of the corporate tenant lease asset previously held by Sierra and therefore consolidates this asset for accounting purposes.

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

        Investments in and advances to unconsolidated subsidiaries:    The Company had an investment in TMOC, an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company that trades on the Mexican Stock Exchange. Prior to March 29, 2003, the Company owned 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The owners of the remaining TMOC stock were two executives of the Company. On March 29, 2003, the Company purchased the remaining 5.00% interest from the executives for approximately $2,000, an amount equal to the current carrying value, which was less than their original investment. Following this purchase, the Company owned 100.00% of TMOC and therefore consolidated the entity for accounting purposes. On June 30, 2003, the $2.0 million investment was fully repaid.

Note 7—Debt Obligations

        As of June 30, 2003 and December 31, 2002, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Carrying Value as of
	June 30, 2003	December 31, 2002	Stated Interest Rates(1)	Scheduled Maturity Date
Secured term loans:
Secured by corporate tenant lease assets	$193,000	$193,000	LIBOR + 1.85%	July 2006(2)
Secured by corporate tenant lease assets	86,416	87,309	6.00% – 11.38%	Various through 2011

Total term loans	279,416	280,309
Less: debt discount	(154)	(236)

Total secured term loans	279,262	280,073
Unsecured notes(3):
6.75% Dealer Remarketable Securities(4)	—	125,000	6.75%	March 2013
7.70% Notes	100,000	100,000	7.70%	July 2017
7.95% Notes	50,000	50,000	7.95%	May 2006

Total unsecured notes	150,000	275,000
Less: debt discount(5)	(13,753)	(11,603)

Total unsecured notes	136,247	263,397

Total debt obligations	$415,509	$543,470

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on June 30, 2003 was 1.12% per annum.

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

(5)
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

        As of June 30, 2003, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2003 (remaining six months)	$—
2004	—
2005	81,573
2006	243,000
2007	2,945
Thereafter	101,898

Total principal maturities	429,416
Net unamortized debt discounts	(13,907)

Total debt obligations	$415,509

Explanatory Note:

(1)
Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 8—Comprehensive Income

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholder's equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $11.8 million and $5.7 million for the three months ended June 30, 2003 and 2002, respectively, and $23.6 million and $30.5 million for the six months ended June 30, 2003 and 2002, respectively. The primary component of comprehensive income other than net income was the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments.

        For the three and six months ended June 30, 2003, the change in the fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow hedges was an increase of $2.3 million and $2.7 million, respectively, and was recorded as an adjustment to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$9,565	$16,353	$20,860	$36,775
Other comprehensive income:
Unrealized gains (losses) on available-for-sale investments	1,680	(9,379)	1,680	(5,715)
Unrealized gains (losses) on cash flow hedges	575	(1,303)	1,033	(574)

Comprehensive income	$11,820	$5,671	$23,573	$30,486

        Unrealized gains (losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholder's equity (through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets), and are not included in net income unless realized.

        As of June 30, 2003 and December 31, 2002, accumulated other comprehensive income (losses) reflected in the Company's shareholder's equity is comprised of the following (in thousands):

	As of June 30, 2003	As of December 31, 2002
Unrealized gains on available-for-sale investments	$1,680	$—
Unrealized losses on cash flow hedges	(5,739)	(6,772)

Accumulated other comprehensive income (losses)	$(4,059)	$(6,772)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring sale/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of June 30, 2003, the Company's portfolio consisted of 82 facilities principally subject to net leases to approximately 109 customers, comprising 8.6 million square feet in 18 states. Of the 82 total facilities, there are nine facilities held in two joint venture partnerships.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

        Interest income—For the three months ended June 30, 2003, interest income decreased by $816,000 to $156,000 from $972,000 for the same period in 2002. The decrease is primarily due to the transfer of a $75.0 million lending investment to iStar Financial in the second quarter of 2002 (see Note 4 to the Company's Consolidated Financial Statements).

        Operating lease income—Operating lease income increased by $2.4 million to $24.2 million for the three months ended June 30, 2003 from $21.8 million for the same period in 2002. Of this increase, $3.3 million was attributable to the consolidation of one of the Company's corporate tenant lease joint venture investments. This increase was partially offset by lower operating lease income on certain corporate tenant lease assets.

        Other income—Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees, bankruptcy claims, and insurance proceeds. During the three months ended June 30, 2003, other income consisted of a lease termination fee of $650,000 and dividend income of $125,000.

        During the three months ended June 30, 2002, other income consisted of dividend income of $150,000.

        Interest expense—For the three months ended June 30, 2003, interest expense decreased by $2.0 million to $7.4 million from $9.4 million for the same period in 2002. This decrease in interest expense is primarily the result of the transfer of a $75.0 million lending investment (and the related indebtedness) in the second quarter of 2002 (see Note 4 to the Company's Consolidated Financial Statements) and the assumption of an unsecured debt obligation in the first quarter of 2003 by iStar Financial. The decrease was partially offset by increased interest expense related to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        Operating costs—corporate tenant lease assets—For the three months ended June 30, 2003, operating costs increased by approximately $983,000 from $2.6 million to $3.5 million for the same period in 2002. This increase is related to the consolidation of one of the Company's corporate tenant lease joint venture investments and higher operating costs on certain corporate tenant lease assets.

        Depreciation and amortization—Depreciation and amortization increased by approximately $847,000 to $4.6 million for the three months ended June 30, 2003 from $3.7 million for the same period in 2002. This increase is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments (see Note 6 to the Company's Consolidated Financial Statements).

        General and administrative—For the three months ended June 30, 2003, general and administrative expenses decreased by approximately $442,000 to $1.1 million, compared to $1.5 million for the same period in 2002.

        Equity in earnings from joint ventures and unconsolidated subsidiaries—For the three months ended June 30, 2003, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by approximately $353,000 to $1.0 million from $1.4 million for the same period in 2002. This decrease is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        (Loss) income from discontinued operations—For the three months ended June 30, 2003, operating loss incurred by the Company on corporate tenant lease assets sold (prior to their sale) and assets transferred to iStar Financial was approximately $(3,000). For the three months ended June 30, 2002, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets transferred to iStar Financial was $8.7 million. The income or loss from these assets is classified as "discontinued operations," even though such income or loss was recognized by the Company prior to the asset dispositions or transfers.

        Gain from discontinued operations—During the three months ended June 30, 2003, the Company did not dispose of any corporate tenant lease assets.

        During the three months ended June 30, 2002, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million and recognized a gain of approximately $595,000.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

        Interest income—For the six months ended June 30, 2003, interest income decreased by $3.3 million to $405,000 from $3.7 million for the same period in 2002. The decrease is primarily due to the transfer of a $75.0 million lending investment to iStar Financial in the second quarter of 2002 (see Note 4 to the Company's Consolidated Financial Statements).

        Operating lease income—Operating lease income increased by $4.3 million to $48.6 million for the six months ended June 30, 2003 from $44.3 million for the same period in 2002. Of this increase, $6.5 million was attributable to the consolidation of one of the Company's corporate tenant lease joint venture investments. This increase was partially offset by lower operating lease income on certain corporate tenant lease assets.

        Other income—Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees, bankruptcy claims, and insurance proceeds. During the six months ended June 30, 2003, other income consisted of a lease termination fee of $650,000, dividend income of $238,000 and bankruptcy claims of $183,000.

        During the six months ended June 30, 2002, other income consisted of financial advisory fees of $1.0 million and dividend income of $300,000.

        Interest expense—For the six months ended June 30, 2003, interest expense decreased by $2.5 million to $16.7 million from $19.2 million for the same period in 2002. This decrease in interest expense is primarily the result of the transfer of a $75.0 million lending investment (and the related indebtedness) in the second quarter of 2002 (see Note 4 to the Company's Consolidated Financial Statements) and the assumption of an unsecured debt obligation in the first quarter of 2003 by iStar Financial. The decrease was partially offset by increased interest expense related to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        Operating costs—corporate tenant lease assets—For the six months ended June 30, 2003, operating costs increased by $1.7 million from $5.2 million to $6.9 million for the same period in 2002. This increase is related to the consolidation of one of the Company's corporate tenant lease joint venture investments and higher operating costs on certain corporate tenant lease assets.

        Depreciation and amortization—Depreciation and amortization increased by $1.7 million to $9.1 million for the six months ended June 30, 2003 from $7.4 million for the same period in 2002. This increase is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments (see Note 6 to the Company's Consolidated Financial Statements).

        General and administrative—For the six months ended June 30, 2003, general and administrative expenses decreased by approximately $1.8 million to $2.0 million, compared to $3.8 million for the same period in 2002.

        Equity in earnings from joint ventures and unconsolidated subsidiaries—For the six months ended June 30, 2003, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by $1.2 million to $2.0 million from $3.2 million for the same period in 2002. This decrease is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        (Loss) income from discontinued operations—For the six months ended June 30, 2003 and 2002, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets transferred to iStar Financial of $3.3 million and $19.3 million, respectively is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or transfers.

        Gain from discontinued operations—During the six months ended June 30, 2003, the Company disposed of one corporate tenant lease asset for net proceeds of $4.0 million and recognized a gain of approximately $264,000.

        During the six months ended June 30, 2002, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million and recognized a gain of approximately $595,000.

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

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

        There have been no significant changes in the Company's internal controls that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

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

        Omitted pursuant to General Instruction H (2) of Form 10-Q.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.
Exhibits

  31.0
  Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

  32.0
  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

b.
Reports on Form 8-K

        On April 11, 2003, a Current Report on Form 8-K was filed in connection with the transfer of corporate tenant lease assets to another subsidiary of the Company's parent company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINET CORPORATE REALTY TRUST, INC.
Registrant

Date: August 14, 2003	/s/ JAY SUGARMAN Chairman of the Board of Directors and Chief Executive Officer
Date: August 14, 2003	/s/ CATHERINE D. RICE Chief Financial Officer

QuickLinks

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Index to Form 10-Q
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Balance Sheets (In thousands, except share and per share data) (unaudited)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Statements of Operations (In thousands) (unaudited)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Statement of Changes in Shareholder's Equity (In thousands) (unaudited)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Statements of Cash Flows (In thousands) (unaudited)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Notes to Consolidated Financial Statements
PART II. OTHER INFORMATION
SIGNATURES