Form 10-Q
period 2003-09-30
TRINET CORPORATE REALTY TRUST INC
filed 2003-11-13
CIK 899162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes ☒ No / /

        As of November 7, 2003, there were 100 shares of common stock outstanding.

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

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	As of September 30, 2003	As of December 31, 2002
ASSETS
Loans and other lending investments, net	$—	$1,900
Corporate tenant lease assets, net	761,912	914,317
Investments in and advances to joint ventures and unconsolidated subsidiaries	24,894	24,865
Assets held for sale	9,670	28,501
Cash and cash equivalents	9,445	12,219
Accrued interest and operating lease income receivable	2,026	5,495
Deferred operating lease income receivable	15,919	19,845
Deferred expenses and other assets	35,304	26,421

Total assets	$859,170	$1,033,563

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$35,604	$54,806
Debt obligations	415,298	543,470

Total liabilities	450,902	598,276

Commitments and contingencies	—	—
Minority interest in consolidated entities	2,496	2,496
Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	448,339	479,859
Retained earnings	—	—
Accumulated other comprehensive income (losses) (See Note 8)	(2,271)	(6,772)
Common stock of iStar Financial (parent) held in treasury (at cost)	(40,296)	(40,296)

Total shareholder's equity	405,772	432,791

Total liabilities and shareholder's equity	$859,170	$1,033,563

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Operations

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002*	2003	2002*
Revenue:
Interest income	$12	$47	$418	$3,737
Operating lease income	22,523	24,587	69,475	67,343
Other income	657	581	1,727	1,881

Total revenue	23,192	25,215	71,620	72,961

Costs and expenses:
Interest expense	7,343	10,503	24,069	29,675
Operating costs—corporate tenant lease assets	4,487	3,165	11,342	8,341
Depreciation and amortization	4,355	4,260	13,247	11,436
General and administrative	1,060	1,371	3,059	5,165

Total costs and expenses	17,245	19,299	51,717	54,617

Net income before equity in earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	5,947	5,916	19,903	18,344
Equity in earnings from joint ventures and unconsolidated subsidiaries	706	936	2,725	4,179
Minority interest in consolidated entities	(40)	(40)	(119)	(122)

Net income from continuing operations	6,613	6,812	22,509	22,401
Income from discontinued operations	578	4,641	5,279	25,233
Gain from discontinued operations	701	123	964	717

Net income	$7,892	$11,576	$28,752	$48,351

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statement of Changes in Shareholder's Equity

(In thousands)

(unaudited)

	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2002	$479,859	$—	$(6,772)	$(40,296)	$432,791
Non-cash distribution of net assets to iStar Financial	(149,222)	—	—	—	(149,222)
Debt obligation assumed by iStar Financial	128,135	—	—	—	128,135
Dividends paid to iStar Financial	(10,433)	(31,767)	—	—	(42,200)
Dividends received on iStar Financial shares held in treasury	—	3,015	—	—	3,015
Net income for the period	—	28,752	—	—	28,752
Change in accumulated other comprehensive income (losses)	—	—	4,501	—	4,501

Balance at September 30, 2003	$448,339	$—	$(2,271)	$(40,296)	$405,772

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2003	2002*	2003	2002*
Cash flows from operating activities:
Net income	$7,892	$11,576	$28,752	$48,351
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	40	40	119	122
Depreciation and amortization	5,006	5,732	15,779	15,914
Depreciation and amortization from discontinued operations	77	660	740	5,059
Amortization of discounts/premiums	—	—	—	(1,057)
Equity in earnings from joint ventures and unconsolidated subsidiaries	(706)	(936)	(2,725)	(4,179)
Distributions from operations of joint ventures	168	985	2,574	5,369
Deferred operating lease income receivable	(530)	(1,026)	(1,850)	(6,187)
Gain from discontinued operations	(701)	(123)	(964)	(717)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and operating lease income receivable	(122)	—	2,701	(2,359)
Increase in deferred expenses and other assets	(979)	(2,574)	(9,284)	(10,876)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(978)	287	(6,898)	(6,327)

Cash flows provided by operating activities	9,167	14,621	28,944	43,113

Cash flows from investing activities:
Net investment originations	—	(27,851)	(1,007)	(27,851)
Net proceeds from sale of corporate tenant lease assets	7,598	—	11,563	3,702
Net proceeds from discontinued operations	—	12,500	—	17,500
Repayments of and principal collections on loans and other lending investments	—	—	2,000	—
Investments in and advances to unconsolidated joint ventures	—	—	—	(127)
Capital improvements for build-to-suit projects	—	—	—	(326)
Capital improvement projects on corporate tenant lease assets	(1,098)	(649)	(1,574)	(1,737)
Other capital expenditures on corporate tenant lease assets	(180)	(935)	(2,090)	(2,879)

Cash flows provided by (used in) investing activities	6,320	(16,935)	8,892	(11,718)

Cash flows from financing activities:
Repayments under term loans	(442)	(412)	(1,306)	(843)
Increase in restricted cash held in connection with debt obligations	—	—	—	(115)
Distributions to minority interest in consolidated entities	(40)	(40)	(119)	(191)
Payments for deferred financing costs	—	55	—	55
Contribution from iStar Financial	—	30,550	—	30,550
Dividends paid to iStar Financial	(15,000)	(27,900)	(42,200)	(58,952)
Dividends received on iStar Financial shares held in treasury	1,507	1,434	3,015	2,867

Cash flows (used in) provided by financing activities	(13,975)	3,687	(40,610)	(26,629)

Increase (decrease) in cash and cash equivalents	1,512	1,373	(2,774)	4,766
Cash and cash equivalents at beginning of period	7,933	12,265	12,219	8,872

Cash and cash equivalents at end of period	$9,445	$13,638	$9,445	$13,638

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$7,643	$11,630	$25,345	$29,602

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide custom-tailored financing to high-end private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior, mezzanine and subordinated corporate capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers, who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of September 30, 2003, the Company's portfolio consisted of 80 facilities principally subject to net leases to approximately 105 customers, comprising 8.5 million square feet in 18 states. Of the 80 total facilities, there are nine facilities held in two unconsolidated joint ventures.

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

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at September 30, 2003 and December 31, 2002 and the results of its operations, changes in shareholder's equity and its cash flows for the three and nine months ended September 30, 2003 and 2002, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

        In accordance with the adoption of Statement of Financial Accounting Standards 141 ("SFAS No. 141"), "Business Combinations," regarding the Company's acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant, that is, at replacement cost. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of customer relationships will be recorded at their relative fair values.

        Above-market and below-market in-place lease values for owned corporate tenant lease assets will be recorded based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management's estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market (or below-market) lease value will be amortized as a reduction of (or, increase to) rental income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market.

        The total amount of other intangible assets will be allocated to in-place lease values and customer relationship intangible values based on management's evaluation of the specific characteristics of each customer's lease and the Company's overall relationship with each customer. Characteristics to be considered in allocating these values include the nature and extent of the existing relationship with the customer, prospects for developing new business with the customer, the customer's credit quality and the expectation of lease renewals among other factors. Factors considered by management's analysis include the estimated carrying costs of the facility during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management will also consider information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost operating lease income at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Management will estimate costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the facility. Management's estimates will be used to determine these values. These intangible assets are included in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets.

        The value of above-market or below-market in-place leases will be amortized to expense over the remaining initial term of each lease. The value of customer relationship intangibles will be amortized to expense over the initial and renewal terms of the leases, but no amortization period for intangible assets will exceed the remaining depreciable life of the building. In the event that a customer terminates its lease, the unamortized portion of each intangible, including market rate adjustments, lease origination costs, in-place lease values and customer relationship values, would be charged to expense.

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the three months ended September 30, 2003 and 2002, and approximately $0 and $70,000 was capitalized during the nine months ended September 30, 2003 and 2002, respectively.

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

        During the nine months ended September 30, 2003, the Company disposed of 17 corporate tenant lease assets and their related liabilities by transferring them to iStar Financial at their respective carrying values.

        The following is a summary of the effects of these transactions on the Company's consolidated financial position for the nine months ended September 30, 2003:

Carrying value of:
Assets	$159,536
Liabilities	(10,314)

Non-cash distribution of net assets to iStar Financial	$149,222

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    The Company classifies loans and other lending investments as either held-to-maturity or available-for-sale. The Company reflects held-to-maturity investments at amortized cost less acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

        Allowance for doubtful accounts—The Company has recently developed an accounting policy that requires a reserve on the Company's accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve will cover asset specific problems (i.e., bankruptcy) as they arise and a general reserve for unforeseen issues. The Company's methodology for determining an appropriate reserve level is to take an allowance: (1) for operating lease payments that are more than 60-days delinquent and have a low probability of collection; (2) for certain problem assets against the shortfall between deferred operating lease income receivable and any asset-specific deposits, multiplied by an expected default percentage; and (3) to build a general reserve of 3.00% - 5.00% (based on the credit rating of the customer) on the shortfall between deferred operating lease income receivable and the customers' security deposit or letter of credit.

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

        New accounting standards—In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The FASB recently issued FASB Staff Position ("FSP") 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. The Company adopted the provisions of this statement, as required, on July 1, 2003, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, the FASB recently issued FSP to defer FIN 46 for those older entities to December 31, 2003. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's financial statements.

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

        In July 2001, the FASB issued SFAS No. 141 and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. SFAS No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. The Company adopted the provisions of both statements for transactions initiated after June 30, 2001, as required, and the adoption did not have a significant impact on the Company.

        In July 2001, the SEC released Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance and Documentation Issues." SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a significant impact on the Company.

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

Note 4—Loans and Other Lending Investments

        On March 30, 2003, $2.0 million of convertible debt securities of a real estate company that trades on the Mexican Stock Exchange were reflected as part of the Company's loans and lending investments as a result of the consolidation of the TriNet Management Operating Company, Inc. ("TMOC") unconsolidated subsidiary (see Note 6) which held such investment. On June 30, 2003, the note was fully repaid.

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

Note 5—Corporate Tenant Lease Assets

        The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

	September 30, 2003	December 31, 2002
Facilities and improvements	$636,592	$722,764
Land and land improvements	185,229	246,107
Less: accumulated depreciation	(59,909)	(54,554)

Corporate tenant lease assets, net	$761,912	$914,317

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended September 30, 2003 and 2002 were approximately $4.3 million and $4.3 million, respectively, and $13.8 million and $12.9 million for the nine months ended September 30, 2003 and 2002, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        On August 14, 2003, the Company sold two corporate tenant lease assets for net proceeds of $7.6 million, and realized a gain of approximately $701,000. On January 7, 2003, the Company sold one corporate tenant lease asset for net proceeds of $4.0 million, and realized a gain of approximately $263,000.

        As of September 30, 2003, there were two corporate tenant lease assets with book values of $9.7 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets. These assets were sold subsequent to quarter end.

        The results of operations from corporate tenant lease assets sold, transferred or held for sale in the current and prior periods are classified as "Income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of corporate tenant lease assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

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

Note 6—Joint Ventures, Unconsolidated Subsidiaries and Minority Interest

        Income generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and unconsolidated subsidiaries, the Company's pro rata share of its ventures' third-party, non-recourse debt as of September 30, 2003 and its respective income for the three months ended September 30, 2003 are presented below (in thousands):

			JV Income for the Three Months Ended September 30, 2003	Pro Rata Share of Third-Party Non-Recourse Debt(1)	Third-Party Debt
Joint Ventures and Unconsolidated Subsidiaries	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
Sunnyvale	44.70%	$11,601	$429	$10,728	LIBOR + 1.25%	November 2004(2)
CTC I	50.00%	13,293	277	59,719	7.66% – 7.87%	Various through 2011

Total		$24,894	$706	$70,447

Explanatory Notes:

(1)
The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitments to fund such debt obligations.

(2)
On October 13, 2003, the venture extended the final maturity of the loan to November 2004.

        Investments in and advances to unconsolidated joint ventures:    At September 30, 2003, the Company had investments in two unconsolidated joint ventures: (1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee; and (2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate

Technology Centre Partners LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

        At September 30, 2003, the ventures comprised nine net leased facilities. The Company's combined investment in these joint ventures at September 30, 2003 was $24.9 million. The joint ventures' carrying value for the nine facilities owned at September 30, 2003 was $153.0 million. In aggregate, the joint ventures had total assets of $192.2 million and total liabilities of $151.3 million as of September 30, 2003, and net income of $1.3 million and $5.0 million for the three and nine months ended September 30, 2003, respectively. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

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

        Effective September 29, 2000, iStar Sunnyvale Partners, LP, which is wholly owned by Sunnyvale, entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.00% through November 9, 2003. On September 29, 2003, in connection with the extension of the ventures' debt, the venture extended the cap through November 9, 2004. Currently, the limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of common stock of iStar Financial in lieu of cash.

        Investments in and advances to unconsolidated subsidiaries:    The Company has an investment in TMOC, an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company that trades on the Mexican Stock Exchange. Prior to March 29, 2003, the Company owned 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The owners of the remaining TMOC stock were two executives of the Company. On March 29, 2003, the Company purchased the remaining 5.00% interest from the executives for approximately $2,000, an amount that was equal to the current carrying value, which was less than their original investment. As of September 30, 2003, TMOC is a wholly-owned subsidiary of the Company.

        Minority Interest:    The Company holds a 98.00% interest in TriNet Property Partners, L.P with the external partners holding the remaining 2.00% interest. As of August 1999, the external partners have the option to convert their partnership interest into cash; however, the Company may elect to deliver 72,819 shares of common stock of iStar Financial in lieu of cash. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" in the Company's Consolidated Balance Sheets.

Note 7—Debt Obligations

        As of September 30, 2003 and December 31, 2002, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Carrying Value as of
	September 30, 2003	December 31, 2002	Stated Interest Rates(1)	Scheduled Maturity Date
Secured term loans:
Secured by corporate tenant lease assets	$193,000	$193,000	LIBOR + 1.85%	July 2006(2)
Secured by corporate tenant lease assets	86,003	87,309	6.00% – 11.38%	Various through 2011

Total term loans	279,003	280,309
Less: debt discount	(156)	(236)

Total secured term loans	278,847	280,073
Unsecured notes(3):
6.75% Dealer Remarketable Securities(4)	—	125,000	6.75%	March 2013
7.70% Notes	100,000	100,000	7.70%	July 2017
7.95% Notes	50,000	50,000	7.95%	May 2006

Total unsecured notes	150,000	275,000
Less: debt discount(5)	(13,549)	(11,603)

Total unsecured notes	136,451	263,397

Total debt obligations	$415,298	$543,470

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on September 30, 2003 was 1.12% per annum.

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

        As of September 30, 2003, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2003 (remaining three months)	$—
2004	—
2005	81,164
2006	243,000
2007	2,884
Thereafter	101,955

Total principal maturities	429,003
Net unamortized debt discounts	(13,705)

Total debt obligations	$415,298

Explanatory Note:

(1)
Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 8—Comprehensive Income

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholder's equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $9.7 million and $10.1 million for the three months ended September 30, 2003 and 2002, respectively, and $33.3 million and $40.5 million for the nine months ended September 30, 2003 and 2002, respectively. The primary component of comprehensive income other than net income was the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments.

        For the three and nine months ended September 30, 2003, the change in the fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow hedges was an increase of $1.8 million and $4.5 million, respectively, and was recorded as an adjustment to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$7,892	$11,576	$28,752	$48,351
Other comprehensive income:
Unrealized gains (losses) on available-for-sale investments	853	—	2,533	(5,715)
Unrealized gains (losses) on cash flow hedges	935	(1,519)	1,968	(2,093)

Comprehensive income	$9,680	$10,057	$33,253	$40,543

        Unrealized gains (losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholder's equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of September 30, 2003 and December 31, 2002, accumulated other comprehensive income (losses) reflected in the Company's shareholder's equity is comprised of the following (in thousands):

	As of September 30, 2003	As of December 31, 2002
Unrealized gains on available-for-sale investments	$2,533	$—
Unrealized losses on cash flow hedges	(4,804)	(6,772)

Accumulated other comprehensive income (losses)	$(2,271)	$(6,772)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring sale/leaseback transactions and acquiring corporate tenant lease assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of September 30, 2003, the Company's portfolio consisted of 80 facilities principally subject to net leases to approximately 105 customers, comprising 8.5 million square feet in 18 states. Of the 80 total facilities, there are nine facilities held in two joint venture partnerships.

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

        Interest income—For the three months ended September 30, 2003, interest income decreased by $35,000 to $12,000 from $47,000 for the same period in 2002. The decrease is the result of lower cash balance in 2003, partially offset by the transfer of corporate tenant lease assets from iStar Financial in 2002.

        Operating lease income—Operating lease income decreased by $2.1 million to $22.5 million for the three months ended September 30, 2003 from $24.6 million for the same period in 2002. This decrease was primarily related to the lower operating lease income on certain corporate tenant lease assets.

        Other income—Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees, bankruptcy claims, and insurance proceeds. During the three months ended September 30, 2003, other income consisted of a lease termination fee of $450,000, dividend income of $125,000 and income from tenant bankruptcy claims of $82,000.

        During the three months ended September 30, 2002, other income consisted of proceeds from insurance claims of $431,000 and dividend income of $150,000.

        Interest expense—For the three months ended September 30, 2003, interest expense decreased by $3.2 million to $7.3 million from $10.5 million for the same period in 2002. This decrease is primarily due to the assumption of an unsecured debt obligation in the first quarter of 2003 by iStar Financial.

        Operating costs—corporate tenant lease assets—For the three months ended September 30, 2003, operating costs increased by approximately $1.3 million from $3.2 million to $4.5 million for the same period in 2002. This increase is primarily related to higher operating costs on certain corporate tenant lease assets and the transfer of corporate tenant lease assets from iStar Financial in 2002.

        Depreciation and amortization—Depreciation and amortization increased by approximately $95,000 to $4.4 million for the three months ended September 30, 2003 from $4.3 million for the same period in 2002. This increase is primarily due to the transfer of corporate tenant lease assets from iStar Financial in 2002.

        General and administrative—For the three months ended September 30, 2003, general and administrative expenses decreased by approximately $300,000 to $1.1 million, compared to $1.4 million for the same period in 2002.

        Equity in earnings from joint ventures and unconsolidated subsidiaries—For the three months ended September 30, 2003, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by approximately $230,000 to $706,000 from $936,000 for the same period in 2002. This decrease is primarily due to lower income on certain corporate tenant lease joint venture investments.

        Income from discontinued operations—For the three months ended September 30, 2003 and 2002, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale), assets transferred to iStar Financial and assets held for sale was approximately $580,000 and $4.6 million, respectively. The income from these assets is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions, transfers or classification as "held for sale."

        Gain from discontinued operations—During the three months ended September 30, 2003, the Company disposed of two corporate tenant lease assets for net proceeds of $7.6 million and recognized a gain of approximately $701,000.

        During the three months ended September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with the termination, the Company realized $17.5 million in lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000.

Nine months ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

        Interest income—For the nine months ended September 30, 2003, interest income decreased by $3.3 million to $418,000 from $3.7 million for the same period in 2002. The decrease is primarily due to the transfer of a $75.0 million lending investment to iStar Financial in the second quarter of 2002 (see Note 4 to the Company's Consolidated Financial Statements).

        Operating lease income—Operating lease income increased by $2.2 million to $69.5 million for the nine months ended September 30, 2003 from $67.3 million for the same period in 2002. This increase was related to the consolidation of one of the Company's corporate tenant lease joint venture investments and the transfer of corporate tenant lease assets from iStar Financial in 2002, partially offset by lower operating lease income on certain corporate tenant lease assets.

        Other income—Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees, bankruptcy claims and insurance proceeds. During the nine months ended September 30, 2003, other income consisted of lease termination fees of $1.1 million, dividend income of $362,000 and income from tenant bankruptcy claims of $265,000.

        During the nine months ended September 30, 2002, other income consisted of financial advisory fees of $1.0 million, dividend income of $450,000 and proceeds from insurance claims of $431,000.

        Interest expense—For the nine months ended September 30, 2003, interest expense decreased by $5.6 million to $24.1 million from $29.7 million for the same period in 2002. This decrease is primarily the result of the transfer of a $75.0 million lending investment (and the related indebtedness) in the second quarter of 2002 (see Note 4 to the Company's Consolidated Financial Statements) and the assumption of an unsecured debt obligation in the first quarter of 2003 by iStar Financial. The decrease was partially offset by increased interest expense related to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        Operating costs—corporate tenant lease assets—For the nine months ended September 30, 2003, operating costs increased by $3.0 million from $8.3 million to $11.3 million for the same period in 2002. This increase is related to the consolidation of one of the Company's corporate tenant lease joint venture investments, higher operating costs on certain corporate tenant lease assets and the transfer of corporate tenant lease assets from iStar Financial in 2002.

        Depreciation and amortization—Depreciation and amortization increased by $1.8 million to $13.2 million for the nine months ended September 30, 2003 from $11.4 million for the same period in 2002. This increase is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments, additional corporate tenant lease facility improvements and the transfer of corporate tenant lease assets from iStar Financial in 2002.

        General and administrative—For the nine months ended September 30, 2003, general and administrative expenses decreased by approximately $2.1 million to $3.1 million, compared to $5.2 million for the same period in 2002.

        Equity in earnings from joint ventures and unconsolidated subsidiaries—For the nine months ended September 30, 2003, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by $1.5 million to $2.7 million from $4.2 million for the same period in 2002. This decrease is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        Income from discontinued operations—For the nine months ended September 30, 2003 and 2002, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale), assets transferred to iStar Financial and assets held for sale was $5.3 million and $25.2 million, respectively. The income from these assets is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions, transfers or classification as "held for sale."

        Gain from discontinued operations—During the nine months ended September 30, 2003, the Company disposed of three corporate tenant lease assets for net proceeds of $11.6 million and recognized a gain of approximately $964,000.

        During the nine months ended September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with the termination, the Company realized $17.5 million in lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000. In addition, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million and recognized a gain of approximately $595,000.

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

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

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

TRINET CORPORATE REALTY TRUST, INC.
Registrant

Date: November 13, 2003	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: November 13, 2003	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer

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