Form 10-K
period 2003-12-31
TRINET CORPORATE REALTY TRUST INC
filed 2004-03-15
CIK 899162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant is $0.

        As of March 1, 2004, there were 100 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTIONS I (1) AND (2) OF FORM 10-K AND IS THEREFORE FILING THIS FORM
WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Item 1. Business

Explanatory Note for Purposes of the "Safe Harbor Provisions" of Section 21E of the Securities and Exchange Act of 1934, as amended

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, Trinet Corporate Realty Trust, Inc.'s, a Maryland Corporation, (the "Company's") current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

Code of Conduct

        iStar Financial Inc., a Maryland Corporation ("iStar Financial"), of which the Company is a wholly-owned subsidiary, has adopted a code of business conduct for all of its employees and directors, including the chief executive officer, chief financial officer, other executive officers and personnel. A copy is available on iStar Financial's website at www.istarfinancial.com. iStar Financial intends to post on its website material changes to or waivers from its code of conduct, if any, within two days of any such event. As of December 31, 2003, there were no such changes or waivers.

Overview

        The Company is a wholly-owned subsidiary of iStar Financial. iStar Financial and its subsidiaries provide custom-tailored financing to high-end private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior, mezzanine and subordinated capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers, who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease, or CTL, transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of December 31, 2003, the Company's investments consisted of 75 facilities, comprising 7.8 million square feet in 17 states and which were 83.23% leased. The five largest customers collectively accounted for approximately 27.31% of the Company's annualized lease revenue, and the Company's largest single customer accounted for approximately 8.09% of the Company's annualized lease revenue.

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

Investments and Dispositions

        Investments—During 2003, the Company paid $1.0 million for a parking garage.

        Dispositions—During 2003, the Company disposed of eight CTL assets for net proceeds of approximately $37.3 million, and realized a gain of approximately $4.9 million.

Item 2. Properties

        The Company maintains an office at One Embarcadero Center San Francisco, CA 94111. Its telephone number, general facsimile number and web address are (415) 391-4300, (415) 391-6259 and www.istarfinancial.com, respectively. The lease for the Company's office space expires in March 2008.

        See Item 8—"Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation" for a detailed listing of CTL facilities held for investment.

Lease Expirations

        As of December 31, 2003, lease expirations on the Company's CTL assets, including facilities owned by the Company's joint ventures, are as follows:

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income (1)	% of In-Place Operating Lease Income	% of Total Revenue (2)
		(In thousands)
2004	18	$16,463	17.46%	18.53%
2005	15	10,160	10.77%	11.44%
2006	24	21,218	22.50%	23.88%
2007	12	4,636	4.92%	5.22%
2008	13	10,196	10.81%	11.48%
2009	9	10,174	10.79%	11.45%
2010	4	3,153	3.34%	3.55%
2011	6	3,002	3.18%	3.38%
2012	3	1,963	2.08%	2.21%
2013	1	921	0.98%	1.04%
2014 and thereafter	7	12,409	13.17%	13.97%

Total	112	$94,295	100.00%

Weighted average remaining lease term		5.01 years

Explanatory Notes:

(1)
Reflects annualized GAAP operating lease income for leases in place at December 31, 2003. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

(2)
Reflects annualized GAAP operating lease income for leases in place at December 31, 2003 as a percentage of annualized total revenue for the quarter ended December 31, 2003.

Asset Base

        The following table sets forth the composition of the Company's investments as of December 31, 2003:

Type	Number of Facilities	Annualized In-Place Operating Lease Income (1)	% of In-Place Operating Lease Income
		(In thousands)
Office Facilities	52	$71,955	76.31%
Industrial Facilities	22	20,990	22.26%
Parking Garage	1	1,350	1.43%

Total	75	$94,295	100.00%

Explanatory Note:

(1)
Reflects annualized GAAP operating lease income for leases in place at December 31, 2003. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

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

        None.

Item 6. Selected Financial Data

        Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring sale/leaseback transactions and acquiring CTL assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of December 31, 2003, the Company's portfolio consisted of 75 facilities principally subject to net leases to approximately 104 customers, comprising 7.8 million square feet in 17 states. Of the 75 total facilities, there are nine facilities held in two joint venture partnerships.

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

        During the 12 months ended December 31, 2003, and 2002, respectively, the Company acquired an aggregate of approximately $1.0 million and $27.9 million in CTL assets and disposed of CTL assets for net proceeds of approximately $37.3 million and $3.7 million.

        During the 12 months ended December 31, 2003, the Company disposed of 17 CTL assets by transferring them to iStar Financial at their respective carrying value. No gain or loss resulted from these transfers.

        During the 12 months ended December 31, 2002, the Company disposed of 19 CTL assets and one structured finance asset by transferring them to iStar Financial at their respective carrying amounts. In addition, the Company acquired three CTL assets transferred from iStar Financial at their respective carrying amounts.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Interest income—For the 12 months ended December 31, 2003, interest income decreased by $3.3 million to $429,000 from $3.8 million for the same period in 2002. The decrease is primarily due to the transfer of a $75.0 million lending investment to iStar Financial in the second quarter of 2002 (see Note 4 to the Company's Consolidated Financial Statements).

        Operating lease income—Operating lease income decreased by $853,000 to $90.6 million for the 12 months ended December 31, 2003 from $91.5 million for the same period in 2002. Of this decrease, $8.5 million was from lower operating lease income due to vacancies on certain CTL assets. This decrease is partially offset by $7.7 million from the transfer of CTL assets from iStar Financial in 2002 and the consolidation of one of the Company's CTL joint venture investments.

        Other income—Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees, bankruptcy claims and insurance proceeds. During the 12 months ended December 31, 2003, other income consisted of lease termination fees of $1.5 million, dividend income of $489,000 and income from tenant bankruptcy claims of $265,000.

        During the year ended December 31, 2002, other income included lease termination fees of $2.8 million, financial advisory fees of $1.0 million, dividend income of $563,000 and insurance claims of $431,000.

        Interest expense—For the 12 months ended December 31, 2003, interest expense decreased by $8.7 million to $31.4 million from $40.1 million for the same period in 2002. This decrease is primarily the result of the transfer of a $75.0 million lending investment (and the related indebtedness) to iStar Financial in the second quarter of 2002 (see Note 4 to the Company's Consolidated Financial Statements) and the assumption of an unsecured debt obligation in the first quarter of 2003 by iStar Financial. The decrease was partially offset by increased interest expense related to the consolidation of one of the Company's CTL joint venture investments.

        Operating costs—corporate tenant lease assets—For the 12 months ended December 31, 2003, operating costs increased by $2.6 million from $11.6 million to $14.2 million for the same period in 2002. This increase is related to the consolidation of one of the Company's CTL joint venture investments and higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by approximately $1.7 million to $17.3 million for the 12 months ended December 31, 2003 from $15.6 million for the same period in 2002. This increase is primarily due to the consolidation of one of the Company's CTL joint venture investments.

        General and administrative—For the 12 months ended December 31, 2003, general and administrative expenses decreased by approximately $3.3 million to $3.4 million, compared to $6.7 million for the same period in 2002 due to a decrease of allocated shared costs from iStar Financial as a result of reduced operations.

        Loss on early extinguishment of debt—During the 12 months ended December 31, 2003 and 2002, the Company did not incur any losses on the early extinguishment of debt.

        Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries—For the 12 months ended December 31, 2003, equity in (loss) earnings from joint ventures and unconsolidated subsidiaries decreased by $7.2 million to $(2.2) million from $5.0 million for the same period in 2002. This decrease is primarily due to certain lease terminations and the consolidation of one of the Company's CTL joint venture investments (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the 12 months ended December 31, 2003 and 2002, operating income earned by the Company on CTL assets sold (prior to their sale) and assets transferred to iStar Financial of $5.1 million and $29.9 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions, transfers or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During 2003, the Company disposed of eight CTL assets for net proceeds of $37.3 million, and recognized a gain of approximately $4.9 million.

        During 2002, the Company disposed of one CTL asset for net proceeds of $3.7 million, and recognized a gain of approximately $595,000. In addition, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a

$17.4 million impairment change in connection with the termination, resulting in a net gain of approximately $123,000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Liquidity and Capital Resources

        Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Critical Accounting Policies

        The Company's Consolidated Financial Statements include the accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

        Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During 2003, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. Management believes the more significant of these to be as follows:

        Revenue Recognition—The most significant sources of the Company's revenue come from its CTL operations and lending operations. For CTL assets, the Company recognizes income on the straight-line method, which effectively recognizes contractual lease payments to be received by the Company evenly over the term of the lease. For its lending operations, the Company reflects income using the effective yield method, which recognizes periodic income over the expected term of the investment on a constant yield basis. Management believes the Company's revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

        Allowance for doubtful accounts—The Company's accounting policy requires a reserve on the Company's accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve covers asset specific problems (e.g., bankruptcy) as they arise, as well as, a portfolio reserve based on management's evaluation of the credit risks associated with these receivables.

        Impairment of Long-Lived Assets—CTL assets represent "long-lived" assets for accounting purposes. The Company periodically reviews long-lived assets to be held and used in its leasing operations for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management's opinion, based on this analysis, CTL assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

        Risk Management and Financial Instruments—The Company has historically utilized derivative financial instruments only as a means to help to manage its interest rate risk exposure on a portion of its variable-rate debt obligations (i.e., as cash flow hedges). The instruments utilized are generally either pay-fixed swaps or LIBOR-based interest rate caps which are widely used in the industry and typically with major financial institutions. The Company's accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in "Accumulated other comprehensive income

(losses)" on the Company's Consolidated Balance Sheets. Realized effects on the Company's cash flows are generally recognized currently in income.

        Income taxes—The Company is taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of iStar Financial. TriNet Management Operating Company, Inc. ("TMOC"), the Company's REIT taxable subsidiary, is not consolidated for federal income tax purposes and is taxed a corporation. Accordingly, except for the Company's taxable REIT subsidiaries, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements. See Note 6 to the Company's Consolidated Financial Statements for a detailed discussion on the ownership structure and operations of TMOC. Prior to December 31, 2003, the entity was liquidated.

New Accounting Standards

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," issued during the third quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contain multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. The Company adopted EITF 00-21 on July 1, 2003, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The FASB recently issued FASB Staff Position ("FSP") 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. The Company adopted the provisions of this statement, as required, on July 1, 2003, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003 the FASB recently issued FSP to defer FIN 46 for those older entities to the reporting period ending after March 15, 2004. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's Consolidated Financial Statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123 ("SFAS No. 123"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, this Statement does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of transition method utilized and the effect of the method used on reported results. The Company adopted SFAS No. 148 with retroactive application to grants made subsequent to January 1, 2002 with no material effect on the Company's Consolidated Financial Statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (e.g., a premium). The disclosure requirements are effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

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

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities," to address significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits received by employees involuntarily terminated under the terms of a one-time benefit arrangement that is not an on-going benefit arrangement or an individual deferred-compensation contract. The Company adopted the provisions of SFAS 146 on December 31, 2002, as required, and it did not have a material effect on the Company's Consolidated Financial Statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement

No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, as required, on January 1, 2003. For the year ended December 31, 2001, the Company reclassified $1.6 million from "Extraordinary loss from early extinguishment of debt" into "Loss on early extinguishment of debt" in continuing operations on the Company's Consolidated Statements of Operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 requires that current operations prior to the disposition of CTL assets and prior period results of such operations be presented in discontinued operations in the Company's Consolidated Statements of Operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant financial impact on the Company.

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

        The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 50, 100 or 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases (as of December 31, 2003), less related interest expense and operating costs on CTL assets, for the year ended December 31, 2003. Net fair value of financial instruments is calculated as the sum of the value of derivative instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect of interest-bearing liabilities as of December 31, 2003. The base interest rate scenario assumes the one-month LIBOR rate of 1.12% as of December 31, 2003. Actual results could differ significantly from those estimated in the table.

Estimated Percentage Change In

Change in Interest Rates	Net Investment Income	Net Fair Value of Financial Instruments(1)
–100 Basis Points	2.60%	(2.71)%
–50 Basis Points	1.30%	(1.32)%
Base Interest Rate	0.00%	0.00%
+100 Basis Points	(2.60)%	2.46%
+200 Basis Points	(5.20)%	4.69%

Explanatory Note:

(1)
Amounts exclude fair values of non-financial investments, primarily CTL assets and certain forms of corporate finance investments.

Item 8. Financial Statements and Supplemental Data

Index to Financial Statements

Page
Financial Statements:
Report of Independent Auditors	14
Consolidated Balance Sheets at December 31, 2003 and 2002	15
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003	16
Consolidated Statements of Changes in Shareholder's Equity for each of the three years in the period ended December 31, 2003	17
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	18
Notes to Consolidated Financial Statements	19
Financial Statement Schedule:
For the period ended December 31, 2003:
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation	36

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        Financial statements of three companies or joint ventures accounted for under the equity method have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20.00% of the respective consolidated amount and the investments in and advances to each company are less than 20.00% of consolidated total assets.

Report of Independent Auditors

         To the Board of Directors and Shareholder
of TriNet Corporate Realty Trust, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TriNet Corporate Realty Trust, Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 20, 2004, except for Note 12, which is as of March 12, 2004

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2003	2002
ASSETS
Loans and other lending investments, net	$—	$1,900
Corporate tenant lease assets, net	747,746	914,317
Investments in and advances to joint ventures and unconsolidated subsidiaries	19,993	24,865
Assets held for sale	—	28,501
Cash and cash equivalents	12,594	12,219
Accrued interest and operating lease income receivable	2,339	5,495
Deferred operating lease income receivable	15,936	19,845
Deferred expenses and other assets	39,189	26,421

Total assets	$837,797	$1,033,563

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$33,457	$54,806
Debt obligations	415,084	543,470

Total liabilities	448,541	598,276

Commitments and contingencies	—	—
Minority interest in consolidated entities	2,496	2,496
Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100 shares issued and outstanding at December 31, 2003 and 2002, respectively	—	—
Additional paid-in capital	427,271	479,859
Retained earnings	—	—
Accumulated other comprehensive income (losses) (See Note 9)	(215)	(6,772)
Common stock of iStar Financial (parent) held in treasury (at cost)	(40,296)	(40,296)

Total shareholder's equity	386,760	432,791

Total liabilities and shareholder's equity	$837,797	$1,033,563

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended December 31,
	2003	2002*	2001*
Revenue:
Interest income	$429	$3,769	$8,764
Operating lease income	90,614	91,467	104,178
Other income	2,264	4,795	2,800

Total revenue	93,307	100,031	115,742

Costs and expenses:
Interest expense	31,406	40,068	42,766
Operating costs—corporate tenant lease assets	14,210	11,649	11,275
Depreciation and amortization	17,286	15,560	17,625
General and administrative	3,374	6,674	7,642
Loss on early extinguishment of debt	—	—	1,620

Total costs and expenses	66,276	73,951	80,928

Net income before equity in (loss) earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	27,031	26,080	34,814
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries	(2,176)	5,049	9,442
Minority interest in consolidated entities	(160)	(162)	(164)
Cumulative effect of change in accounting principle (See Note 3)	—	—	(269)

Net income from continuing operations	24,695	30,967	43,823
Income from discontinued operations	5,072	29,899	45,517
Gain from discontinued operations	4,902	717	1,146

Net income	$34,669	$61,583	$90,486

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Changes in Shareholder's Equity

(In thousands)

	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2000	$890,271	$62,651	$—	$(40,296)	$912,626
Contribution from iStar Financial	97,045	—	—	—	97,045
Non-cash distribution of assets to iStar Financial	(217,746)	(61,208)	—	—	(278,954)
Dividends paid to iStar Financial	(17,601)	(98,869)	—	—	(116,470)
Dividends received on iStar Financial shares held in treasury	—	6,940	—	—	6,940
Net income for the period	—	90,486	—	—	90,486
Cumulative effect of change in accounting principle	—	—	(1,517)	—	(1,517)
Change in accumulated other comprehensive income	—	—	2,239	—	2,239

Balance at December 31, 2001	$751,969	$—	$722	$(40,296)	$712,395
Contribution from iStar Financial	30,550	—	—	—	30,550
Non-cash distribution of assets to iStar Financial	(270,155)	(12,870)	—	—	(283,025)
Dividends paid to iStar Financial	(32,505)	(54,447)	—	—	(86,952)
Dividends received on iStar Financial shares held in treasury	—	5,734	—	—	5,734
Net income for the period	—	61,583	—	—	61,583
Change in accumulated other comprehensive income	—	—	(7,494)	—	(7,494)

Balance at December 31, 2002	$479,859	$—	$(6,772)	$(40,296)	$432,791
Non-cash distribution of assets to iStar Financial	(149,222)	—	—	—	(149,222)
Debt obligation assumed by iStar Financial	128,135	—	—	—	128,135
Dividends paid to iStar Financial	(31,501)	(40,699)	—	—	(72,200)
Dividends received on iStar Financial shares held in treasury	—	6,030	—	—	6,030
Net income for the period	—	34,669	—	—	34,669
Change in accumulated other comprehensive income	—	—	6,557	—	6,557

Balance at December 31, 2003	$427,271	$—	$(215)	$(40,296)	$386,760

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2003	2002*	2001*
Cash flows from operating activities:
Net income	$34,669	$61,583	$90,486
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	160	162	164
Depreciation and amortization	17,286	15,560	17,625
Depreciation and amortization from discontinued operations	1,079	6,000	9,772
Amortization of discounts/premiums	—	(1,057)	(2,025)
Amortization of deferred financing fees	3,184	5,964	4,614
Equity in earnings from joint ventures and unconsolidated subsidiaries	2,176	(5,049)	(9,442)
Distributions from operations of joint ventures	2,574	5,547	4,895
Deferred operating lease income receivable	(2,351)	(7,214)	(10,923)
Gain from discontinued operations	(4,902)	(717)	(1,146)
Loss on early extinguishment of debt	—	—	1,620
Cumulative effect of a change in accounting principle	—	—	269
Changes in assets and liabilities:
Decrease (increase) in accrued interest and operating lease income receivable	2,389	(4,647)	866
Increase in deferred expenses and other assets	(12,970)	(12,939)	(5,193)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(8,016)	4,661	6,113

Cash flows provided by operating activities	35,278	67,854	107,695

Cash flows from investing activities:
New investment originations	(1,007)	(27,851)	(101,282)
Net proceeds from sale of corporate tenant lease assets	37,342	3,702	26,306
Net proceeds from discontinued operations	—	17,500	—
Repayments of and principal collections on loans and other lending investments	2,000	—	93,596
Investments in and advances to unconsolidated joint ventures	—	(127)	(1,601)
Distributions from unconsolidated joint ventures	—	—	24,265
Capital improvements for build-to-suit projects	—	(326)	(14,266)
Capital improvement projects on corporate tenant lease assets	(2,884)	(2,072)	(6,629)
Other capital expenditures on corporate tenant lease assets	(2,267)	(3,111)	(4,467)

Cash flows provided by (used in) investing activities	33,184	(12,285)	15,922

Cash flows from financing activities:
Borrowings under revolving credit facility	—	—	757,800
Repayments under revolving credit facility	—	—	(931,250)
Borrowings under term loans	—	—	277,664
Repayments under term loans	(1,757)	(1,263)	(117,175)
Repayments under unsecured notes	—	—	(100,000)
(Increase) decrease in restricted cash held in connection with debt obligations	—	(115)	6,865
Prepayment penalty on early extinguishment of debt	—	—	(1,037)
Payments for deferred financing costs	—	55	(6,505)
Distributions to minority interest in consolidated entities	(160)	(231)	(164)
Contribution from iStar Financial	—	30,550	97,046
Dividends paid to iStar Financial	(72,200)	(86,952)	(116,470)
Dividends received on iStar Financial shares held in treasury	6,030	5,734	6,940

Cash flows (used in) financing activities	(68,087)	(52,222)	(126,286)

Increase (decrease) in cash and cash equivalents	375	3,347	(2,669)
Cash and cash equivalents at beginning of period	12,219	8,872	11,541

Cash and cash equivalents at end of period	$12,594	$12,219	$8,872

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$31,076	$35,557	$43,940

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide custom-tailored financing to high-end private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior, mezzanine and subordinated corporate capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers, who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease ("CTL") transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of December 31, 2003, the Company's portfolio consisted of 75 facilities principally subject to net leases to approximately 104 customers, comprising 7.8 million square feet in 17 states. Of the 75 total facilities, there are nine facilities held in two unconsolidated joint ventures.

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

        Certain other investments in partnerships or joint ventures which the Company does not control are accounted for under the equity method (see Notes 5 and 6). All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Corporate tenant lease assets and depreciation—CTL assets are generally recorded at cost less accumulated depreciation. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over estimated useful lives of 40.0 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining life of the facility for facility improvements.

        CTL assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, CTL assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

        In accordance with the adoption of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," regarding the Company's acquisition of facilities, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant, that is, at replacement cost. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of customer relationships will be recorded at their relative fair values.

        Above-market and below-market in-place lease values for owned CTL assets will be recorded based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management's estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market (or below-market) lease value will be amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market.

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

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the 12 months ended December 31, 2003 and approximately $70,000 was capitalized during the 12 months ended December 31, 2002.

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

        During the 12 months ended December 31, 2003, the Company disposed of 17 CTL assets and their related liabilities by transferring them to iStar Financial at their respective carrying values.

        The following is a summary of the effects of these transactions on the Company's consolidated financial position for the 12 months ended December 31, 2003:

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

        Allowance for doubtful accounts—The Company's accounting policy requires a reserve on the Company's accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve covers asset specific problems (e.g., bankruptcy) as they arise, as well as, a portfolio reserve based on management's evaluation of the credit risks associated with these receivables.

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

        Upon adoption, on January 1, 2001, the Company recognized a charge to net income of approximately $269,000 and an additional charge of $1.5 million to "Accumulated other comprehensive income (losses)," on the Company's Consolidated Balance Sheets representing the cumulative effect of change in accounting principle.

        Income taxes—The Company is taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of iStar Financial. TriNet Management Operating Company, Inc. ("TMOC"), the Company's REIT taxable subsidiary, is not consolidated for federal income tax purposes and is taxed as a corporation. Accordingly, except for the Company's taxable REIT subsidiaries, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements. Prior to December 31, 2003, the entity was liquidated.

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

        Earnings per share—Earnings per share is not calculated for any of the three years in the period ended December 31, 2003 since all 100 shares outstanding are held by iStar Financial.

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

        New accounting standards—In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," issued during the third quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contain multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. The Company adopted EITF 00-21 on July 1, 2003, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The FASB recently issued FASB Staff Position ("FSP") 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. The Company adopted the provisions of this statement, as required, on July 1, 2003, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, the FASB recently issued FSP to defer FIN 46 for those older entities to the reporting period ending after March 15, 2004. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (e.g., a premium). The new disclosure requirements became effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

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

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, as required, on January 1, 2003. For the year ended December 31, 2001, the Company reclassified $1.6 million from "Extraordinary loss on early extinguishment of debt" into "Loss on early extinguishment of debt" in continuing operations on the Company's Consolidated Statements of Operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 requires that current operations prior to the disposition of CTL assets and prior period results of such operations be presented in discontinued operations in the Company's Consolidated Statements of Operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant financial impact on the Company.

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

Note 4—Loans and Other Lending Investments

        On March 30, 2003, $2.0 million of convertible debt securities of a real estate company that trades on the Mexican Stock Exchange were reflected as part of the Company's loans and lending investments as a result of the consolidation of TMOC (see Note 6) which held such investment. On June 30, 2003, the note was fully repaid.

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

Note 5—Corporate Tenant Lease Assets

        During the 12 months ended December 31, 2003 and 2002, respectively, the Company acquired an aggregate of approximately $1.0 million and $27.9 million in CTL assets and disposed of CTL assets for net proceeds of approximately $37.3 million and $3.7 million.

        During the 12 months ended December 31, 2003 and 2002, respectively, the Company disposed of 17 and 19 CTL assets at their respective carrying value by transferring them to iStar Financial.

        In addition, during 2002, the Company acquired three CTL assets transferred from iStar Financial at their respective carrying amounts. No gain or loss resulted from these transfers.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	December 31, 2003	December 31, 2002
Facilities and improvements	$627,824	$722,764
Land and land improvements	182,898	246,107
Less: accumulated depreciation	(62,976)	(54,554)

Corporate tenant lease assets, net	$747,746	$914,317

        The Company's CTL assets are leased to customers with initial expiration dates from 2004 to 2023. Future operating lease payments under non-cancellable leases, excluding customer reimbursements of expenses, in effect at December 31, 2003, are approximately as follows (in thousands):

Year	Amount
2004	$78,996
2005	68,034
2006	55,025
2007	39,233
2008	32,854
Thereafter	173,138

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the 12 months ended December 31, 2003, 2002 and 2001 were approximately $17.8 million, $17.5 million and $17.4 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        During the 12 months ended December 31, 2003, the Company sold eight CTL assets for net proceeds of approximately $37.3 million, and realized a gain of approximately $4.9 million.

        The results of operations from CTL assets sold, transferred or held for sale in the current and prior periods are classified as "Income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

        On September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with this termination, the Company realized

$17.5 million in cash lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000. In the fourth quarter of 2002, the customer completed a recapitalization transaction that significantly enhanced its credit. In connection with this recapitalization, the Company agreed to amend the customer's lease, effective October 1, 2002. In the lease amendment, the Company received $12.5 million in cash as prepaid lease payments and the customer agreed to fixed minimum increases on future lease payments. In exchange, the Company agreed to reduce the customer's lease obligations for a period not to exceed nine quarters. Following the reduction period, the customer is required to make additional lease payments over a 10-year period sufficient to reimburse the Company for a portion of the temporary reduction in lease payments. During the second quarter of 2003, this asset that was classified as "Asset held for sale" on the Company's Consolidated Balance Sheets and was transferred to iStar Financial at its carrying value.

        On May 30, 2002, the Company sold one CTL asset for net proceeds of $3.7 million, and realized a gain of approximately $595,000. As of December 31, 2002, there were two CTL assets with a combined book value of $28.5 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

Note 6—Joint Ventures, Unconsolidated Subsidiaries and Minority Interest

        Income or loss generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, the Company's pro rata share of its ventures' third-party, non-recourse debt as of December 31, 2003 and its respective income (loss) for the year ended December 31, 2003 are presented below (in thousands):

			JV Income (Loss) for the Year Ended December 31, 2003	Pro Rata Share of Third-Party Non-Recourse Debt(1)	Third-Party Debt
	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
Sunnyvale	44.70%	$11,815	$1,740	$10,728	LIBOR + 1.25%	November 2004(2)
CTC I	50.00%	8,178	(3,903)	59,578	7.66% - 7.87%	Various through 2011
Unconsolidated Subsidiaries:
TMOC	95.00%	N/A	(13)	N/A	N/A	N/A

Total		$19,993	$(2,176)	$70,306

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

        Investments in and advances to unconsolidated joint ventures:    At December 31, 2003, the Company had investments in two unconsolidated joint ventures: (1) TriNet Sunnyvale Partners, L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee; and (2) Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities.

        On November 3, 2003, the primary customer at the CTC I joint venture that was a tenant under four leases, filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On December 19, 2003, the U.S. Bankruptcy Court for the District of Delaware approved their plan of reorganization at which time all four of their leases were terminated. The plan of reorganization became effective on January 2, 2004, and the company exited from Chapter 11, at which time CTC I received termination payments for all four leases. At the same time, the customer entered into a new three-year lease at one of the four buildings it previously occupied.

        At December 31, 2003, the ventures comprised nine net leased facilities. The Company's combined investment in these joint ventures at December 31, 2003 was $20.0 million. The joint ventures' carrying value for the nine facilities owned at December 31, 2003 was $153.1 million. In aggregate, the joint ventures had total assets of $178.3 million and total liabilities of $147.5 million as of December 31, 2003, and a net loss of $(5.1) million for the 12 months ended December 31, 2003. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

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

        On April 1, 2002, the former Sierra Land Ventures ("Sierra") joint venture partner assigned its 50.00% ownership interest in Sierra to the Company. There were no cash or shares exchanged in this transaction. As of April 1, 2002, the Company owns 100.00% of the CTL asset previously held by Sierra and therefore consolidates this asset for accounting purposes.

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

        Investments in and advances to unconsolidated subsidiaries:    The Company had an investment in TMOC, an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company that trades on the Mexican Stock Exchange. Prior to March 29, 2003, the Company owned 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The owners of the remaining TMOC stock were two executives of the Company. On March 29, 2003, the Company purchased the remaining 5.00% interest from the executives for approximately $2,000, an amount that was equal to the current carrying value, which was less than their original investment. Following the purchase the Company owned 100.00% of TMOC and therefore consolidated the entity for accounting purposes. On June 30, 2003, the $2.0 million investment was fully repaid and prior to December 31, 2003 the entity was liquidated.

        Minority Interest:    The Company holds a 98.00% interest in TriNet Property Partners, L.P with the external partners holding the remaining 2.00% interest. As of August 1999, the external partners have the option to convert their partnership interest into cash; however, the Company may elect to deliver 72,819 shares of common stock of iStar Financial in lieu of cash. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

Note 7—Debt Obligations

        As of December 31, 2003 and 2002, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Carrying Value as of
	December 31, 2003	December 31, 2002	Stated Interest Rates(1)	Scheduled Maturity Date
Secured term loans:
Secured by corporate tenant lease assets	$193,000	$193,000	LIBOR + 1.85%	July 2006(2)
Secured by corporate tenant lease assets	85,552	87,309	6.00% - 11.38%	Various through 2011

Total term loans	278,552	280,309
Less: debt discount	(128)	(236)

Total secured term loans	278,424	280,073
Unsecured notes(3):
6.75% Dealer Remarketable Securities(4)	—	125,000	6.75%	March 2013
7.70% Notes	100,000	100,000	7.70%	July 2017
7.95% Notes	50,000	50,000	7.95%	May 2006

Total unsecured notes	150,000	275,000
Less: debt discount(5)	(13,340)	(11,603)

Total unsecured notes	136,660	263,397

Total debt obligations	$415,084	$543,470

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on December 31, 2003 was 1.12% per annum.
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

        On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 CTL assets. The variable-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00% in aggregate) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities.

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

        During the years ended December 31, 2001, the Company incurred an extraordinary loss of approximately $1.6 million, respectively, as a result of the early retirement of certain debt obligations. On January 1, 2003, in accordance with SFAS No. 145, these costs were reclassified from "Extraordinary loss on early extinguishments of debt" into income from continuing operations.

        As of December 31, 2003, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2004	$—
2005	80,804
2006	243,000
2007	2,852
2008	—
Thereafter	101,896

Total principal maturities	428,552
Net unamortized debt discounts	(13,468)

Total debt obligations	$415,084

Explanatory Note:

(1)
Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 8—Stock Option Plans and Employee Benefits

        Impact of Merger—The Company's stock incentive plans were terminated effective with the merger, at which time each holder of a stock option, with the exception of the Company's directors and certain senior executives, elected to receive one of the following for each stock option: (1) cash equal to the difference between the market price and the exercise price of the stock option, whether vested or unvested; or (2) a number of options to purchase iStar Financial common stock on substantially the same terms, in each case giving effect to the 1.15 exchange ratio. Unvested options were exchanged for unvested iStar Financial options and resumed the same vesting schedules.

        Employee Benefits—Effective January 1, 1994, the Company implemented the TriNet Corporate Realty Trust, Inc. Savings and Retirement Plan, which is a voluntary, defined contribution plan. On November 4, 1999, as a result of the merger with iStar Financial, all participants became part of the iStar Financial Inc. Savings and Retirement Plan.

Note 9—Comprehensive Income

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholder's equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $41.2 million, $54.1 million and $91.2 million for the years ended December 31, 2003, 2002 and 2001 respectively. The primary component of comprehensive income other than net income was the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investment.

        For the years ended December 31, 2003, 2002 and 2001, the change in the fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow hedges was an increase of $6.6 million, a decrease of $7.5 million and an increase of $722,000, respectively, and was recorded as an adjustment to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Net income	$34,669	$61,583	$90,486
Other comprehensive income:
Unrealized gains (losses) on available-for-sale investments	3,560	(5,715)	5,715
Cumulative effect of change in accounting principle (SFAS No. 133) on other comprehensive income	—	—	(1,517)
Unrealized gains (losses) on cash flow hedges	2,997	(1,779)	(3,476)

Comprehensive income	$41,226	$54,089	$91,208

        Unrealized gains (losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholder's equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of December 31, 2003 and 2002, accumulated other comprehensive income reflected in the Company's shareholder's equity is comprised of the following:

	As of December 31,
	2003	2002
Unrealized gains on available-for-sale investments	$3,560	$—
Unrealized losses on cash flow hedges	(3,775)	(6,772)

Accumulated other comprehensive income (losses)	$(215)	$(6,772)

        Over time, the unrealized gains and losses held in other comprehensive income will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. The current balance held in other comprehensive income is expected to be reclassified into earnings over the lives of the current hedging instruments, or for the realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. The Company expects that $2.9 million will be reclassified into earnings as an increase in interest expense over the next 12 months.

Note 10—Fair Values of Financial Instruments

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. The provisions of SFAS No. 107 do not require the disclosure of the fair value of non-financial instruments, including intangible assets or the Company's CTL assets.

        In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Company as an operating business.

        Short-term financial instruments—The carrying values of short-term financial instruments including cash and cash equivalents and short-term investments approximate the fair values of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities, or have an average maturity of less than 90 days and carry interest rates which approximate market.

        Loans and other lending investments—For the Company's interests in loans and other lending investments, the fair values were estimated by discounting the future contractual cash flows (excluding participation interests in the sale or refinancing proceeds of the underlying collateral) using estimated current market rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

        Marketable securities—Securities held for investment, securities available for sale, loans held for sale, trading account instruments, long-term debt and trust preferred securities traded actively in the secondary market have been valued using quoted market prices.

        Other financial instruments—The carrying value of other financial instruments including, restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

        Debt obligations—A portion of the Company's existing debt obligations bear interest at fixed margins over LIBOR. Such margins or spreads may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 2003 and 2002 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

        Interest rate protection agreements—The fair value of interest rate protection agreements such as interest rate caps, floors, collars and swaps used for hedging purposes is the estimated amount the

Company would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and current creditworthiness of the respective counterparties.

        The book and fair values of financial instruments as of December 31, 2003 and 2002 were (in thousands):

	2003		2002
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments	$—	$—	$1,900	$1,980
Financial liabilities:
Debt obligations	$415,084	428,552	543,470	550,016
Interest rate protection agreements	(3,227)	(3,227)	(5,714)	(5,714)

Note 11—Quarterly Financial Information (unaudited)

        The following table sets forth the selected quarterly financial data for the Company (in thousands):

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
2003:
Revenue	$22,208	$22,993	$24,096	$24,010
Net income	5,917	7,892	9,565	11,295
Net income per common share	N/A	N/A	N/A	N/A
2002:
Revenue	$28,020	$25,069	$22,045	$24,897
Net income	13,232	11,576	16,353	20,422
Net income per common share	N/A	N/A	N/A	N/A

Note 12—Subsequent Events

        Debt Activity—On March 10, 2004, the Company repaid its $193 million term loan financing secured by 15 CTL assets which had an original maturity of July 2004.

TriNet Corporate Realty Trust, Inc.
(A wholly-owned subsidiary of iStar Financial Inc.)
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation
As of December 31, 2003
(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Tempe	AZ	$—	$1,033	$6,652	$—	$1,033	$6,652	$7,685	$693	1999	40.0
Tempe	AZ	—	1,033	6,652	205	1,033	6,857	7,890	698	1999	40.0
Tempe	AZ	—	1,033	6,652	—	1,033	6,652	7,685	693	1999	40.0
Tempe	AZ	3,534	701	4,339	—	701	4,339	5,040	452	1999	40.0
Anaheim	CA	12,879	3,512	13,379	45	3,512	13,424	16,936	1,398	1999	40.0
Cupertino	CA	17,093	7,994	19,037	2	7,994	19,039	27,033	1,983	1999	40.0
Fremont	CA	—	880	4,846	1	880	4,847	5,727	505	1999	40.0
Milpitas	CA	8,516	9,526	11,655	785	9,526	12,440	21,966	792	2002	40.0
Milpitas	CA	5,418	4,139	5,064	529	4,139	5,593	9,732	509	2002	40.0
Milpitas	CA	19,939	9,802	12,116	115	9,802	12,231	22,033	856	2002	40.0
Mountain View	CA	—	5,798	12,720	(1)	5,798	12,719	18,517	1,325	1999	40.0
Redondo Beach	CA	8,331	2,598	9,212	—	2,598	9,212	11,810	960	1999	40.0
Englewood	CO	—	2,967	15,008	7	2,967	15,015	17,982	1,563	1999	40.0
Englewood	CO	—	8,536	27,428	7,596	8,536	35,024	43,560	3,222	1999	40.0
Westminster	CO	—	307	3,524	1	307	3,525	3,832	367	1999	40.0
Westminster	CO	—	616	7,290	1	616	7,291	7,907	759	1999	40.0
Jacksonville	FL	—	1,384	3,911	—	1,384	3,911	5,295	407	1999	40.0
Alpharetta	GA	—	905	6,744	18	905	6,762	7,667	707	1999	40.0
Lisle	IL	—	6,153	14,993	—	6,153	14,993	21,146	1,562	1999	40.0
Vernon Hills	IL	8,999	1,400	12,597	—	1,400	12,597	13,997	1,312	1999	40.0
New Orleans	LA	—	1,427	24,252	1,905	1,427	26,157	27,584	3,014	1999	40.0
New Orleans	LA	52,439	1,665	16,653	2,539	1,665	19,192	20,857	2,084	1999	40.0
Andover	MA	—	1,787	8,486	—	1,787	8,486	10,273	884	1999	40.0
Braintree	MA	—	792	4,929	44	792	4,973	5,765	517	1999	40.0
Braintree	MA	—	2,225	7,403	148	2,225	7,551	9,776	777	1999	40.0
Canton	MA	—	742	3,155	103	742	3,258	4,000	336	1999	40.0
Canton	MA	—	1,409	3,890	41	1,409	3,931	5,340	408	1999	40.0
Canton	MA	—	1,077	2,746	80	1,077	2,826	3,903	297	1999	40.0
Foxborough	MA	2,852	1,218	3,756	1	1,218	3,757	4,975	391	1999	40.0

TriNet Corporate Realty Trust, Inc.
(A wholly-owned subsidiary of iStar Financial Inc.)
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2003
(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Mansfield	MA	719	584	1,443	42	584	1,485	2,069	153	1999	40.0
Norwell	MA	—	1,140	1,658	32	1,140	1,690	2,830	175	1999	40.0
Norwell	MA	1,797	506	2,277	522	506	2,799	3,305	369	1999	40.0
Rockland	MA	—	2,011	11,761	83	2,011	11,844	13,855	1,229	1999	40.0
Westborough	MA	7,265	1,651	10,758	—	1,651	10,758	12,409	1,121	1999	40.0
Lanham	MD	10,435	2,486	12,047	164	2,486	12,211	14,697	1,271	1999	40.0
Arden Hills	MN	—	719	6,541	236	719	6,777	7,496	703	1999	40.0
Roseville	MN	3,533	1,113	4,452	157	1,113	4,609	5,722	480	1999	40.0
Memphis	TN	17,387	2,702	25,129	—	2,702	25,129	27,831	2,618	1999	40.0
Irving	TX	—	1,364	10,628	1,007	2,371	10,628	12,999	1,107	1999	40.0
Irving	TX	—	1,804	5,815	547	1,804	6,362	8,166	633	1999	40.0
Irving	TX	17,307	3,363	21,376	—	3,363	21,376	24,739	2,227	1999	40.0
Richardson	TX	—	1,233	15,160	36	1,233	15,196	16,429	1,296	1999	40.0
Richardson	TX	—	2,932	31,235	1	2,932	31,236	34,168	3,254	1999	40.0
Richardson	TX	—	1,230	5,660	256	1,230	5,916	7,146	598	1999	40.0
Reston	VA	—	4,436	22,362	1,859	4,436	24,221	28,657	2,354	1999	40.0
Milwaukee	WI	10,833	1,875	13,914	—	1,875	13,914	15,789	1,449	1999	40.0

Subtotal		209,276	113,808	481,305	19,107	114,815	499,405	614,220	50,508

TriNet Corporate Realty Trust, Inc.
(A wholly-owned subsidiary of iStar Financial Inc.)
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2003
(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
INDUSTRIAL FACILITIES:
Milpitas	CA	6,537	5,051	6,170	328	5,051	6,498	11,549	456	2002	40.0
Milpitas	CA	8,572	6,856	8,378	—	6,856	8,378	15,234	587	2002	40.0
Milpitas	CA	2,213	2,633	3,219	279	2,633	3,498	6,131	245	2002	40.0
Milpitas	CA	3,676	4,120	5,033	—	4,120	5,033	9,153	350	2002	40.0
Milpitas	CA	2,664	3,044	3,716	590	3,044	4,306	7,350	484	2002	40.0
Milpitas	CA	9,227	4,095	8,323	567	4,095	8,890	12,985	889	1999	40.0
Milpitas	CA	9,815	5,617	6,877	618	5,617	7,495	13,112	562	2002	40.0
Milpitas	CA	—	4,880	12,367	1,498	4,880	13,865	18,745	1,906	1999	40.0
Milpitas	CA	7,530	4,600	5,627	201	4,600	5,828	10,428	443	2002	40.0
Milpitas	CA	3,057	3,000	3,669	—	3,000	3,669	6,669	260	2002	40.0
San Jose	CA	—	9,676	23,288	661	9,676	23,950	33,626	2,429	1999	40.0
South Bend	IN	—	140	4,640	—	140	4,640	4,780	483	1999	40.0
Wichita	KS	—	213	3,189	—	213	3,189	3,402	332	1999	40.0
Randolph	MA	2,247	615	3,471	—	615	3,471	4,086	362	1999	40.0
Philadelphia	PA	—	620	1,765	—	620	1,765	2,385	184	1999	40.0
Farmers Branch	TX	6,935	1,314	8,903	18	1,314	8,921	10,235	928	1999	40.0
Richardson	TX	6,803	858	8,556	1	858	8,557	9,415	891	1999	40.0

Subtotal		69,276	57,332	117,191	4,761	57,332	121,953	179,285	11,791

LAND:
Concord	MA	—	1,267	—	—	1,267	—	1,267	—	1999
Irving	TX	—	5,243	—	—	5,243	—	5,243	—	2002

Subtotal		—	6,510	—	—	6,510	—	6,510	—

PARKING GARAGE:
New Orleans	LA	—	4,241	6,462	4	4,241	6,466	10,707	677	1999	40.0

Total corporate tenant lease assets		$278,552	$181,891	$604,958	$23,872	$182,898	$627,824	$810,722	$62,976

TriNet Corporate Realty Trust, Inc.
(A wholly-owned subsidiary of iStar Financial Inc.)
Notes to Schedule III
December 31, 2003
(Dollars in thousands)

1. Reconciliation of Corporate Tenant Lease Assets:

        The following table reconciles CTL assets from January 1, 2001 to December 31, 2003:

	2003	2002	2001
Balance at January 1	$968,871	$1,183,674	$1,444,830
Additions	6,523	176,702	51,670
Dispositions	(164,672)	(346,486)	(312,826)
Assets classified as held for sale	—	(45,019)	—

Balance at December 31	$810,722	$968,871	$1,183,674

2. Reconciliation of Accumulated Depreciation:

        The following table reconciles Accumulated Depreciation from January 1, 2001 to December 31, 2003:

	2003	2002	2001
Balance at January 1	$(54,554)	$(46,890)	$(31,764)
Additions	(17,339)	(19,342)	(28,287)
Dispositions	8,917	11,482	13,161
Assets classified as held for sale	—	196	—

Balance at December 31	$(62,976)	$(54,554)	$(46,890)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9a. Controls and Procedures

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

        There have been no significant changes during the last fiscal quarter in the Company's internal controls or in other factors that could significantly affect internal controls.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accountants Fees and Services

        In connection with the audit of the Company's financial statements for the years ended December 31, 2003 and 2002, the principal accountant, PricewaterhouseCoopers LLP, was paid fees of approximately $123,000 and $106,000, respectively. PricewaterhouseCoopers LLP is also the independent auditor for iStar Financial. Information regarding the fees of PricewaterhouseCoopers LLP with respect to services provided to iStar Financial may be found in its 2004 annual proxy statement.

        The Company does not have an audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    a.
    and (d). Financial Statements and Schedules—see Index to Financial Statements
    and Schedules included in Item 8.

    b.
    Reports on Form 8-K

    None

    c.
    Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Amended and Restated Charter.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Definitive Indenture, dated as of May 22, 1996.(2)
4.2	Definitive Supplemental Indenture No. 1, dated as of May 22, 1996, relating to the 7.30% Notes due 2001 and the 7.95% Notes due 2006.(2)
4.3	Definitive Supplemental Indenture No. 2, dated as of July 14, 1997, relating to the 7.70% Notes due 2017 and including the form of the 7.70% Notes due 2006.(3)
4.4	Remarketing Agreement, dated February 27, 1998.(4)
4.5	Senior Debt Securities Indenture, dated February 27, 1998(4)
4.6	Supplemental Indenture No. 1, dated February 27, 1998(4)
10.1	Interest Rate Protection Agreement dated December 6, 1994, between TriNet Essential Facilities XII, Inc. and Morgan Guaranty Trust Company of New York.(5)
10.2
Amended and Restated Agreement of Limited Partnership between TriNet Corporate Realty Trust, Inc. and the O'Donnell Revocable Trust, the Donald S. Grant Revocable Trust and John W. Hopkins, dated June 26, 1996.(6)
10.3	Agreement of Limited Partnership of TriNet Property Partners, L.P. (5)
10.4	Registration Rights Agreement between TriNet Corporate Realty Trust, Inc. and Ronald A. Davis, Joseph P. Keller, Dean M. Boylan, Stephen G. Mack and Lewis L. Whitman dated December 31, 1997. (5)
21.1	Subsidiaries of the Company.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

Explanatory Notes:

(1)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended 2000, dated March 30, 2001.

(2)
Incorporated by reference from the Company's Current Report on Form 8-K, dated June 14, 1996.

(3)
Incorporated by reference from the Company's Current Report on Form 8-K, dated July 9, 1997.

(4)
Incorporated by reference from the Company's Current Report on Form 8-K, dated March 4, 1998.

(5)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended 1997, dated March 30, 1998.

(6)
Incorporated by reference from the Company's Form 8-K, dated July 3, 1996, filed on July 17, 1996 and as amended by the Company's Form 8-K/A, dated July 3, 1996, filed on August 7, 1996.

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

TRINET CORPORATE REALTY TRUST, INC. Registrant
Date: March 15, 2004	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: March 15, 2004	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2004	/s/ JAY SUGARMAN Jay Sugarman Chief Executive Officer and Director
Date: March 15, 2004	/s/ WILLIS ANDERSEN JR. Willis Andersen Jr. Director
Date: March 15, 2004	/s/ ROBERT W. HOLMAN, JR. Robert W. Holman, Jr. Director
Date: March 15, 2004	/s/ ROBIN JOSEPHS Robin Josephs Director
Date: March 15, 2004	/s/ MATTHEW J. LUSTIG Matthew J. Lustig Director
Date: March 15, 2004	/s/ JOHN G. MCDONALD John G. McDonald Director
Date: March 15, 2004	/s/ GEORGE R. PUSKAR George R. Puskar Director
Date: March 15, 2004	/s/ JEFFREY WEBER Jeffrey Weber Director

QuickLinks

TABLE OF CONTENTS
PART I
PART II
Estimated Percentage Change In
Report of Independent Auditors
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Balance Sheets (In thousands, except share and per share data)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Statements of Operations (In thousands, except per share data)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Statements of Changes in Shareholder's Equity (In thousands)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Statements of Cash Flows (In thousands)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Notes to Consolidated Financial Statements
PART III
PART IV
INDEX TO EXHIBITS
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 OF THE SECURITIES AND EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
SIGNATURES