Form 10-Q
period 2004-03-31
TRINET CORPORATE REALTY TRUST INC
filed 2004-05-10
CIK 899162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

        As of May 3, 2004, there were 100 shares of common stock outstanding.

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

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	As of March 31, 2004	As of December 31, 2003
ASSETS
Corporate tenant lease assets, net	$786,408	$747,746
Investments in and advances to joint ventures and unconsolidated subsidiaries	14,312	19,993
Cash and cash equivalents	8,035	12,594
Restricted cash	660	—
Accrued interest and operating lease income receivable	2,834	2,339
Deferred operating lease income receivable	16,879	15,936
Deferred expenses and other assets	19,854	39,189

Total assets	$848,982	$837,797

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$30,975	$33,457
Debt obligations	245,359	415,084

Total liabilities	276,334	448,541

Commitments and contingencies	—	—
Minority interest in consolidated entities	9,948	2,496
Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	598,207	427,271
Retained earnings	—	—
Accumulated other comprehensive income (losses) (See Note 9)	4,789	(215)
Common stock of iStar Financial (parent) held in treasury (at cost)	(40,296)	(40,296)

Total shareholder's equity	562,700	386,760

Total liabilities and shareholder's equity	$848,982	$837,797

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenue:
Interest income	$24	$249
Operating lease income	21,372	23,366
Other income	500	295

Total revenue	21,896	23,910

Costs and expenses:
Interest expense	9,498	9,360
Operating costs—corporate tenant lease assets	3,978	3,199
Depreciation and amortization	4,353	4,343
General and administrative	798	920
Loss on early extinguishment of debt	287	—

Total costs and expenses	18,914	17,822

Net income before equity in earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	2,982	6,088
Equity in earnings from joint ventures and unconsolidated subsidiaries	6,208	977
Minority interest in consolidated entities	(40)	(39)

Net income from continuing operations	9,150	7,026
Income from discontinued operations	50	4,005
Gain from discontinued operations	136	264

Net income	$9,336	$11,295

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statement of Changes in Shareholder's Equity

(In thousands)

(unaudited)

	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2003	$427,271	$—	$(215)	$(40,296)	$386,760
Contribution from iStar Financial	177,300	—	—	—	177,300
Dividends paid to iStar Financial	(6,364)	(9,336)	—	—	(15,700)
Net income for the period	—	9,336	—	—	9,336
Change in accumulated other comprehensive income (losses)	—	—	5,004	—	5,004

Balance at March 31, 2004	$598,207	$—	$4,789	$(40,296)	$562,700

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$9,336	$11,295
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	40	39
Depreciation and amortization	4,353	4,343
Depreciation and amortization from discontinued operations	7	664
Amortization of deferred financing fees	661	1,231
Equity in earnings from joint ventures and unconsolidated subsidiaries	(6,208)	(977)
Distributions from operations of joint ventures	—	1,852
Deferred operating lease income receivable	(773)	(897)
Gain from discontinued operations	(136)	(264)
Loss on early extinguishment of debt	287	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest and operating lease income receivable	(643)	1,913
Decrease (increase) in deferred expenses and other assets	23,182	(7,875)
Decrease in accounts payable, accrued expenses and other liabilities	(2,209)	(5,070)

Cash flows provided by operating activities	27,897	6,254

Cash flows from investing activities:
Net proceeds from sale of corporate tenant lease assets	2,822	3,965
Capital improvement projects on corporate tenant lease assets	(1,197)	(67)
Other capital expenditures on corporate tenant lease assets	(2,182)	(765)

Cash flows (used in) provided by investing activities	(557)	3,133

Cash flows from financing activities:
Repayments under term loans	(193,459)	(428)
Distributions to minority interest in consolidated entities	(40)	(40)
Contribution from iStar Financial	177,300	—
Dividends paid to iStar Financial	(15,700)	(12,200)

Cash flows used in financing activities	(31,899)	(12,668)

Decrease in cash and cash equivalents	(4,559)	(3,281)
Cash and cash equivalents at beginning of period	12,594	12,219

Cash and cash equivalents at end of period	$8,035	$8,938

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$7,573	$11,888

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide custom-tailored financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior and mezzanine corporate capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers, who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease ("CTL") transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of March 31, 2004, the Company's portfolio consisted of 72 facilities principally subject to net leases to approximately 99 customers, comprising 7.7 million square feet in 17 states. Of the 72 total facilities, there are six facilities held in one unconsolidated joint venture.

        Organization—The Company became a wholly-owned subsidiary of iStar Financial through a merger on November 4, 1999. As a wholly-owned subsidiary of iStar Financial, a real estate investment trust ("REIT"), the Company operates as a qualified real estate investment trust subsidiary ("QRS") under the Internal Revenue Code of 1986, as amended (the "Code").

Note 2—Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10. Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, its majority-owned and controlled partnerships and its partnership that is consolidated under the provisions of FASB Interpretation No. 46 ("FIN 46") (see Note 6).

        Certain other investments in partnerships or joint ventures which the Company does not control are accounted for under the equity method (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at March 31, 2004 and December 31, 2003 and the results of its operations, changes in shareholder's equity and its cash flows for the three months ended March 31, 2004 and 2003, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

        In accordance with the recent adoption of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" regarding the Company's acquisition of facilities, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. the value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant, that is, at replacement cost. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of customer relationships are recorded at their relative fair values.

        Above-market and below-market in-place lease values for owned CTL assets are recorded based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management's estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market.

        The total amount of other intangible assets are allocated to in-place lease values and customer relationship intangible values based on management's evaluation of the specific characteristics of each customer's lease and the Company's overall relationship with each customer. Characteristics to be considered in allocating these values include the nature and extent of the existing relationship with the customer, prospects for developing new business with the customer, the customer's credit quality and the expectation of lease renewals among other factors. Factors considered by management's analysis include the estimated carrying costs of the facility during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost operating lease income at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Management estimates costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the facility. Management's estimates are used to determine these values. These intangible assets are included in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets.

        The value of above-market or below-market in-place leases are amortized to expense over the remaining initial term of each lease. The value of customer relationship intangibles are amortized to expense over the initial and renewal terms of the leases, but no amortization period for intangible assets will exceed the remaining depreciable life of the building. In the event that a customer terminates its lease, the unamortized portion of each intangible, including market rate adjustments, lease origination costs, in-place lease values and customer relationship values, would be charged to expense.

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the three months ended March 31, 2004 and 2003.

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

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    The Company classifies loans and other lending investments as either held-to-maturity or available-for-sale. The Company reflects held-to-maturity investments at historical cost adjusted for unamortized acquisition premiums or discounts and unamortized deferred loan fees. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

        Accounting for the impairment or disposal of long-lived assets—In accordance with the Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company presents current operations prior to the disposition of CTL assets and prior period results of such operations in discontinued operations in the Company's Consolidated Statements of Operations.

        Reclassification of extraordinary loss on early extinguishment of debt—In accordance with the Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company can no longer aggregate the gains and losses from the extinguishment of debt and, if material, classify them as an extraordinary item. The Company is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item are reclassified to income from continuing operations.

        Income taxes—The Company is taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of iStar Financial. TriNet Management Operating Company, Inc. ("TMOC"), the Company's taxable REIT subsidiary, is not consolidated for federal income tax purposes and is taxed as a corporation. Accordingly, except for the Company's taxable REIT subsidiaries, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements. During the third quarter 2003, the entity was liquidated.

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

        Earnings per share—Earnings per share is not calculated for the three months ended March 31, 2004 and 2003, respectively, since all 100 shares outstanding are held by iStar Financial.

        Reclassifications—Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2004 presentation.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, FIN 46 was deferred to the quarter ended March 31, 2004. In December 2003, the FASB issued a revised FIN 46 that modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. The adoption of the additional consolidation provisions of FIN 46 did not have a material impact on the Company's Consolidated Financial Statements (see Note 6).

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

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of

Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (e.g., a premium). The disclosure requirements became effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

Note 4—Loans and Other Lending Investments

        On March 30, 2003, $2.0 million of convertible debt securities of a real estate company that trades on the Mexican Stock Exchange were reflected as part of the Company's loans and lending investments as a result of the consolidation of TMOC (see Note 6) which held such investment. On June 30, 2003, the note was fully repaid and during the third quarter 2003 the entity was liquidated.

Note 5—Corporate Tenant Lease Assets

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	March 31, 2004	December 31, 2003
Facilities and improvements	$660,140	$627,824
Land and land improvements	197,467	182,898
Less: accumulated depreciation	(71,199)	(62,976)

Corporate tenant lease assets, net	$786,408	$747,746

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2004 and 2003 were approximately $4.3 million and $4.5 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        On February 25, 2004, the Company sold one CTL asset for net proceeds of approximately $2.8 million and realized a gain of approximately $136,000. On January 7, 2003, the Company sold one CTL asset for net proceeds of $4.0 million and realized a gain of approximately $264,000.

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

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, the Company's pro rata share of its ventures' third-party, non-recourse debt as of March 31, 2004, and its respective income for the three months ended March 31, 2004, are presented below (in thousands):

				Pro Rata Share of Third-Party Non-Recourse Debt(1)	Third-Party Debt
			JV Income for the Three Months Ended March 31, 2004
	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
Sunnyvale	44.70%	N/A	$73	N/A	N/A	N/A
CTC I	50.00%	14,312	6,135	35,307	7.87%	2011

Total		$14,312	$6,208	$35,307

Explanatory Note:

(1)
The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitments to fund such debt obligations.

        Investments in and advances to unconsolidated joint ventures:    At March 31, 2004, the Company had an investment in Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities.

        At March 31, 2004, the venture held six net leased facilities. The Company's investment in this joint venture at March 31, 2004 was $14.3 million. The joint venture's carrying value for the six facilities owned at March 31, 2004 was $87.7 million. In aggregate, the joint venture had total assets of $108.8 million and total liabilities of $72.0 million as of March 31, 2004, and a net income of $12.5 million for the three months ended March 31, 2004. The Company accounts for this investment under the equity method because the Company's joint venture partner has certain participating rights giving them shared control over the venture.

        Currently, the limited partners of TriNet Sunnyvale Partners L.P. ("Sunnyvale") have the option to put their partnership interest to the Company for cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. As a result, on March 31, 2004, the Company began accounting for its 44.70% interest in Sunnyvale as a VIE (see Note 3) and therefore consolidates this partnership for financial statement purposes. Prior to its consolidation, the Company accounted for this joint venture under the equity method for financial statement reporting purposes and it was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries," on the Company's Consolidated Balance Sheets and earnings from the joint venture were included in "Equity in earnings from joint ventures and unconsolidated subsidiaries" in the Company's Consolidated Statements of Operations.

        On November 3, 2003, the primary customer at the CTC I joint venture that was a tenant under four leases, filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On December 19, 2003, the U.S. Bankruptcy Court for the District of Delaware approved their plan of reorganization at which time all four of their leases were terminated. The plan of reorganization became effective on January 2, 2004, and the company exited from Chapter 11, at which time CTC I received termination payments for all four leases. At the same time, the customer entered into a new three-year lease at one of the four buildings it previously occupied. On March 30, 2004, CTC Associates II L.P., a wholly-owned subsidiary of the CTC I joint venture, conveyed its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of the entity's obligations of the related loan.

        Investments in and advances to unconsolidated subsidiaries:    The Company had an investment in TMOC, an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company that trades on the Mexican Stock Exchange. On June 30, 2003, the $2.0 million investment was fully repaid and during the third quarter 2003 the entity was liquidated.

        Minority Interest:    As discussed above, on March 31, 2004, the Company began accounting for its 44.70% interest in the Sunnyvale joint venture as a VIE and therefore consolidates this partnership for financial statement reporting purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

        The Company also holds a 98.00% interest in TriNet Property Partners, L.P with the external partners holding the remaining 2.00% interest. As of August 1999, the external partners have the option to convert their partnership interest into cash; however, the Company may elect to deliver 72,819 shares of common stock of iStar Financial in lieu of cash. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

Note 7—Debt Obligations

        As of March 31, 2004 and December 31, 2003, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Carrying Value as of
	March 31, 2004	December 31, 2003	Stated Interest Rates(1)	Scheduled Maturity Date
Secured term loans:
Secured by corporate tenant lease assets	$—	$193,000	LIBOR + 1.85%	July 2006(2)
Secured by corporate tenant lease assets	85,093	85,552	6.00% - 11.38%	Various through 2011
Secured by corporate tenant lease assets	24,000	—	LIBOR + 1.25%	November 2004
Total term loans	109,093	278,552
Less: debt discount	(608)	(128)

Total secured term loans	108,485	278,424
Unsecured notes(3):
7.70% Notes	100,000	100,000	7.70%	July 2017
7.95% Notes	50,000	50,000	7.95%	May 2006

Total unsecured notes	150,000	150,000
Less: debt discount(4)	(13,126)	(13,340)

Total unsecured notes	136,874	136,660

Total debt obligations	$245,359	$415,084

Explanatory Note:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on March 31, 2004 was 1.09%.

(2)
On March 10, 2004, the Company repaid this $193.0 million term loan financing secured by 15 CTL assets which had an original maturity of July 2004 (with two one-year extensions at the Company's option).

(3)
The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(4)
As part of the accounting for the merger, these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which the Company could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 9.51% and 9.04% for the 7.70% Notes and the 7.95% Notes, respectively.

        Due to the provisions of FIN 46, the Company began consolidating the Sunnyvale joint venture as of March 31, 2004 (see Note 6). As a result of the consolidation, the Company now reflects an additional $24.0 million of secured term loans in its Consolidated Balance Sheets as of March 31, 2004. In relation to this debt, Sunnyvale Partners, LP, which is wholly owned by the Sunnyvale joint venture, has an interest rate cap agreement outstanding that limits the venture's exposure to interest rate movements on $24.0 million of LIBOR-based debt to an interest rate of 9.00% through November 9, 2004.

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

        During the three months ended March 31, 2004, the Company incurred a loss on early extinguishment of debt of approximately $287,000 as a result of the early retirement of certain debt obligations.

        As of March 31, 2004, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2004 (remaining nine months)	$24,000
2005	80,437
2006	50,000
2007	2,820
2008	—
Thereafter	101,836

Total principal maturities	259,093
Net unamortized debt discounts	(13,734)

Total debt obligations	$245,359

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

Note 9—Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $14.3 million and $11.8 million for the three months ended March 31, 2004 and 2003 respectively. The primary component of comprehensive income other than net income was the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investment.

        For the three months ended March 31, 2004 and 2003, the change in the fair market value of the Company's unrealized gains on available-for-sale investments and cash flow hedges was an increase of $5.0 million and $458,000, respectively, and was recorded as an adjustment to accumulated other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Net income	$9,336	$11,295
Other comprehensive income:
Reclassification of unrealized losses into earnings upon realization	2,528	—
Unrealized gains on available-for-sale investments	1,650	—
Unrealized gains on cash flow hedges	826	458

Comprehensive income	$14,340	$11,753

        Unrealized gains (losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholder's equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of March 31, 2004 and December 31, 2003, accumulated other comprehensive income (losses) reflected in the Company's shareholder's equity is comprised of the following (in thousands):

	As of March 31, 2004	As of December 31, 2003
Unrealized gains on available-for-sale investments	$5,210	$3,560
Unrealized losses on cash flow hedges	(421)	(3,775)

Accumulated other comprehensive income (losses)	$4,789	$(215)

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring sale/leaseback transactions and acquiring CTL assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of March 31, 2004, the Company's portfolio consisted of 72 facilities principally subject to net leases to approximately 99 customers, comprising 7.7 million square feet in 17 states. Of the 72 total facilities, there are six facilities held in one joint venture partnership.

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

        During the three months ended March 31, 2004 the Company acquired no additional CTL assets and disposed of one CTL assets for net proceeds of approximately $2.8 million and realized a gain of approximately $136,000. During the three months ended March 31, 2003, the Company disposed of one CTL asset for net proceeds of $4.0 million and realized a gain of approximately $264,000.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        Interest income—For the three months ended March 31, 2004, interest income decreased by $225,000 to $24,000 from $249,000 for the same period in 2003. The decrease is due to the repayment of the $2.0 million investment in the convertible debt securities of a real estate company that trades on the Mexican Stock Exchange during the second quarter 2003 (see Note 6 to the Company's Consolidated Financial Statements).

        Operating lease income—Operating lease income decreased by $2.0 million to $21.4 million for the three months ended March 31, 2004 from $23.4 million for the same period in 2003. This decrease is primarily due to vacancies on certain CTL assets.

        Other income—Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees, bankruptcy claims, lease restoration fees, and insurance proceeds. During the three months ended March 31, 2004, other income consisted of lease termination fees of $350,000 and dividend income of $150,000.

        During the three months ended March 31, 2003, other income consisted of dividend income of $113,000 and income from tenant bankruptcy claims of $182,000.

        Interest expense—For the three months ended March 31, 2004, interest expense increased by $138,000 to $9.5 million from $9.4 million for the same period in 2003. This increase is primarily the result of a hedge becoming ineffective when certain debt was repaid. This was partially offset by a decrease in interest expense caused by the assumption of an unsecured debt obligation in the first quarter of 2003 by iStar Financial.

        Operating costs—corporate tenant lease assets—For the three months ended March 31, 2004, operating costs increased by $779,000 from $3.2 million to $4.0 million for the same period in 2003. This increase is related to the higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by approximately $10,000 for the three months ended March 31, 2004 compared to the same period in 2003.

        General and administrative—For the three months ended March 31, 2004, general and administrative expenses decreased by approximately $122,000 to $798,000, compared to $920,000 for the same period in 2003 due to a decrease of allocated shared costs from iStar Financial as a result of reduced operations.

        Loss on early extinguishment of debt—During the three months ended March 31, 2004, the Company incurred $287,000 of losses associated with the amortization of deferred financing fees related to the early repayment of the Company's $193.0 million term loan.

        During the three months ended March 31, 2003, the Company had no losses on early extinguishment of debt.

        Equity in earnings from joint ventures and unconsolidated subsidiaries—For the three months ended March 31, 2004, equity in earnings from joint ventures and unconsolidated subsidiaries increased by $5.2 million to $6.2 million from approximately $977,000 for the same period in 2003. This increase is primarily due to the conveyance by one of the Company's CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the three months ended March 31, 2004 and 2003, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $50,000 and $4.0 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During the three months ended March 31, 2004, the Company disposed of one CTL asset for net proceeds of $2.8 million and recognized a gain of approximately $136,000.

        During the three months ended March 31, 2003, the Company disposed of one CTL asset for net proceeds of $4.0 million and recognized a gain of approximately $264,000.

Liquidity and Capital Resources

        Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer and Chief Financial Officer. The Chief Financial Officer is currently a member of the disclosure committee.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

        There have been no changes during the last fiscal quarter in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TRINET CORPORATE REALTY TRUST, INC. Registrant

Date: May 10, 2004	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer

Date: May 10, 2004	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer

QuickLinks

TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Index to Form 10-Q
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Balance Sheets (In thousands, except share and per share data) (unaudited)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Statements of Operations (In thousands, except per share data) (unaudited)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Statement of Changes in Shareholder's Equity (In thousands) (unaudited)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Consolidated Statements of Cash Flows (In thousands) (unaudited)
TriNet Corporate Realty Trust, Inc. (A wholly-owned subsidiary of iStar Financial Inc.) Notes to Consolidated Financial Statements
SIGNATURES