Form 10-Q
period 2004-06-30
TRINET CORPORATE REALTY TRUST INC
filed 2004-08-11
CIK 899162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        As of August 3, 2004, there were 100 shares of common stock outstanding.

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

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	As of June 30, 2004	As of December 31, 2003
ASSETS
Corporate tenant lease assets, net	$840,692	$747,746
Investments in and advances to joint ventures and unconsolidated subsidiaries	13,424	19,993
Cash and cash equivalents	7,395	12,594
Restricted cash	800	—
Accrued interest and operating lease income receivable	2,371	2,339
Deferred operating lease income receivable	18,602	15,936
Deferred expenses and other assets	18,757	39,189

Total assets	$902,041	$837,797

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$30,183	$33,457
Debt obligations	245,330	415,084

Total liabilities	275,513	448,541

Commitments and contingencies	—	—
Minority interest in consolidated entities	9,949	2,496
Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	652,602	427,271
Retained earnings	—	—
Accumulated other comprehensive income (losses) (See Note 9)	4,273	(215)
Common stock of iStar Financial (parent) held in treasury (at cost)	(40,296)	(40,296)

Total shareholder's equity	616,579	386,760

Total liabilities and shareholder's equity	$902,041	$837,797

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Operations

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Interest income	$5	$156	$29	$405
Operating lease income	23,072	23,065	44,445	46,431
Other income	153	775	652	1,070

Total revenue	23,230	23,996	45,126	47,906

Costs and expenses:
Interest expense	5,172	7,366	14,671	16,727
Operating costs—corporate tenant lease assets	3,904	3,335	7,880	6,534
Depreciation and amortization	4,978	4,356	9,331	8,698
General and administrative	696	1,079	1,494	1,999
Loss on early extinguishment of debt	—	—	287	—

Total costs and expenses	14,750	16,136	33,663	33,958

Net income before equity in earnings (loss) from joint ventures and unconsolidated subsidiaries, minority interest and other items	8,480	7,860	11,463	13,948
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	(889)	1,042	5,319	2,019
Minority interest in consolidated entities	(41)	(40)	(81)	(79)

Net income from continuing operations	7,550	8,862	16,701	15,888
Income from discontinued operations	—	703	49	4,708
Gain from discontinued operations	—	—	136	264

Net income	$7,550	$9,565	$16,886	$20,860

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statement of Changes in Shareholder's Equity

(In thousands)

(unaudited)

	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2003	$427,271	$—	$(215)	$(40,296)	$386,760
Non cash contribution of assets from iStar Financial	53,708	—	—	—	53,708
Contribution from iStar Financial	177,300	—	—	—	177,300
Dividends paid to iStar Financial	(5,677)	(18,473)	—	—	(24,150)
Dividends received on iStar Financial shares held in treasury	—	1,587	—	—	1,587
Net income for the period	—	16,886	—	—	16,886
Change in accumulated other comprehensive income (losses)	—	—	4,488	—	4,488

Balance at June 30, 2004	$652,602	$—	$4,273	$(40,296)	$616,579

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income	$7,550	$9,565	$16,886	$20,860
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	41	40	81	79
Depreciation and amortization	4,978	4,356	9,331	8,698
Depreciation and amortization from discontinued operations	—	196	7	861
Amortization of deferred financing fees	584	646	1,244	1,877
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	889	(1,042)	(5,319)	(2,019)
Distributions from operations of joint ventures	—	554	—	2,406
Deferred operating lease income receivable	(928)	(423)	(1,701)	(1,320)
Gain from discontinued operations	—	—	(136)	(264)
Loss on early extinguishment of debt	—	—	287	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest and operating lease income receivable	462	910	(181)	2,823
(Increase) decrease in deferred expenses and other assets	(832)	(429)	22,351	(8,304)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	263	(850)	(1,946)	(5,920)

Cash flows provided by operating activities	13,007	13,523	40,904	19,777

Cash flows from investing activities:
Net investment originations	—	(1,007)	—	(1,007)
Net proceeds from sale of corporate tenant lease assets	—	—	2,822	3,965
Repayments of and principal collections on loans and other lending investments	—	2,000	—	2,000
Capital improvement projects on corporate tenant lease assets	(1,086)	(409)	(2,283)	(476)
Other capital expenditures on corporate tenant lease assets	(5,050)	(1,145)	(7,232)	(1,910)

Cash flows (used in) provided by investing activities	(6,136)	(561)	(6,693)	2,572

Cash flows from financing activities:
Repayments under term loans	(468)	(436)	(193,927)	(864)
Increase in restricted cash held in connection with debt obligations	(140)	—	(140)	—
Distributions to minority interest in consolidated entities	(40)	(39)	(80)	(79)
Contribution from iStar Financial	—	—	177,300	—
Dividends paid to iStar Financial	(8,450)	(15,000)	(24,150)	(27,200)
Dividends received on iStar Financial shares held in treasury	1,587	1,508	1,587	1,508

Cash flows used in financing activities	(7,511)	(13,967)	(39,410)	(26,635)

Decrease in cash and cash equivalents	(640)	(1,005)	(5,199)	(4,286)
Cash and cash equivalents at beginning of period	8,035	8,938	12,594	12,219

Cash and cash equivalents at end of period	$7,395	$7,933	$7,395	$7,933

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$4,406	$5,815	$11,979	$17,703

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide custom-tailored financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior and mezzanine corporate capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers, who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease ("CTL") transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of June 30, 2004, the Company's portfolio consisted of 74 facilities principally subject to net leases to approximately 102 customers, comprising 8.3 million square feet in 17 states. Of the 74 total facilities, there are six facilities held in one unconsolidated joint venture.

        Organization—The Company became a wholly-owned subsidiary of iStar Financial through a merger on November 4, 1999. As a wholly-owned subsidiary of iStar Financial, a real estate investment trust ("REIT"), the Company operates as a qualified real estate investment trust subsidiary ("QRS") under the Internal Revenue Code of 1986, as amended (the "Code").

Note 2—Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships, its majority-owned and controlled partnership and its partnership that is consolidated under the provisions of FASB Interpretation No. 46 ("FIN 46") (see Note 6).

        Certain other investments in partnerships or joint ventures which the Company does not control are accounted for under the equity method (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at June 30, 2004 and December 31, 2003 and the results of its operations, changes in shareholder's equity and its cash flows for the three and six months ended June 30, 2004 and 2003, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the three and six months ended June 30, 2004 and 2003.

        Cash and cash equivalents—Cash and cash equivalents include all cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

        Restricted cash—Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations.

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

        During the three months ended June 30, 2004, the Company acquired two CTL assets and their related liabilities through a transfer from iStar Financial at their respective carrying values.

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

        Earnings per share—Earnings per share is not calculated for the three and six months ended June 30, 2004 and 2003, respectively, since all 100 shares outstanding are held by iStar Financial.

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

Note 5—Corporate Tenant Lease Assets

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	June 30, 2004	December 31, 2003
Facilities and improvements	$717,514	$627,824
Land and land improvements	204,788	182,898
Less: accumulated depreciation	(81,610)	(62,976)

Corporate tenant lease assets, net	$840,692	$747,746

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended June 30, 2004 and 2003 were approximately $4.2 million and $4.9 million, respectively, and $8.5 million and $9.5 million for the six months ended June 30, 2004 and 2003, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        During the three months ended June 30, 2004, the Company acquired two CTL assets transferred from iStar Financial at their respective carrying amounts. No gain or loss resulted from these transfers. On February 25, 2004, the Company sold one CTL asset for net proceeds of $2.8 million, and realized a gain of approximately $136,000.

        During the three months ended June 30, 2003, the Company disposed of 17 CTL assets at their respective carrying value by transferring them to iStar Financial. No gain or loss resulted from these transfers. On January 7, 2003, the Company sold one CTL asset for net proceeds of $4.0 million and realized a gain of approximately $264,000.

        The results of operations from CTL assets sold or transferred to iStar Financial in the current and prior periods are classified as "Income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

Note 6—Joint Ventures, Unconsolidated Subsidiaries and Minority Interest

        Income or loss generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, the Company's pro rata share of its ventures' third-party, non-recourse debt as of June 30, 2004, and its respective loss for the three months ended June 30, 2004, are presented below (in thousands):

				Pro Rata Share of Third-Party Non-Recourse Debt(1)	Third-Party Debt
			JV Loss for the Three Months Ended June 30, 2004
	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Venture:
CTC I	50.00%	$13,424	$(889)	$35,229	7.87%	2011

Explanatory Note:

(1)
The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitments to fund such debt obligations.

        Investments in and advances to unconsolidated joint ventures:    At June 30, 2004, the Company had an investment in Corporate Technology Centre Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities.

        At June 30, 2004, the venture held six net leased facilities. The Company's investment in this joint venture at June 30, 2004 was $13.4 million. The joint venture's carrying value for the six facilities owned at June 30, 2004 was $87.0 million. In aggregate, the joint venture had total assets of $107.0 million and total liabilities of $71.9 million as of June 30, 2004, and net loss of $(1.7) million and net income of $10.8 million for the three and six months ended June 30, 2004, respectively. The Company accounts for this investment under the equity method because the Company's joint venture partner has certain participating rights giving them shared control over the venture.

        Currently, the limited partners of TriNet Sunnyvale Partners L.P. ("Sunnyvale") have the option to put their partnership interest to the Company for cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. As a result, on March 31, 2004, the Company began accounting for its 44.70% interest in Sunnyvale as a VIE (see Note 3) and therefore consolidates this partnership for financial statement purposes. Prior to its consolidation, the Company accounted for this joint venture under the equity method for financial statement reporting purposes and it was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries," on the Company's Consolidated Balance Sheets and earnings from the joint venture were included in "Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries" in the Company's Consolidated Statements of Operations.

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

        Minority Interest:    Income or loss allocable to external partners in consolidated entities is included in "Minority interest in consolidated entities" on the Company's Consolidated Statements of Operations.

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

        As of June 30, 2004 and December 31, 2003, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Carrying Value as of
	June 30, 2004	December 31, 2003	Stated Interest Rates(1)	Scheduled Maturity Date
Secured term loans:
Secured by CTL assets	$—	$193,000	LIBOR + 1.85%	July 2006(2)
Secured by CTL assets	84,625	85,552	6.00% - 11.38%	Various through 2011
Secured by CTL assets	24,000	—	LIBOR + 1.25%	November 2004

Total term loans	108,625	278,552
Less: debt discount	(387)	(128)

Total secured term loans	108,238	278,424
Unsecured notes(3):
7.70% Notes	100,000	100,000	7.70%	July 2017
7.95% Notes	50,000	50,000	7.95%	May 2006

Total unsecured notes	150,000	150,000
Less: debt discount(4)	(12,908)	(13,340)

Total unsecured notes	137,092	136,660

Total debt obligations	$245,330	$415,084

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on June 30, 2004 was 1.37%.

(2)
On March 10, 2004, the Company repaid this $193.0 million term loan financing secured by 15 CTL assets, which had an original maturity of July 2004 (with two one-year extensions at the Company's option). This repayment was made substantially with contributions from iStar Financial received in the first quarter 2004.

(3)
The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(4)
As part of the accounting for the merger, these fixed-rate obligations were considered to have stated interest rates, which were below the then-prevailing market rates at which the Company could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 9.51% and 9.04% for the 7.70% Notes and the 7.95% Notes, respectively.

        Due to the provisions of FIN 46, the Company began consolidating the Sunnyvale joint venture as of March 31, 2004 (see Note 6). As a result of the consolidation, the Company now reflects an additional $24.0 million of secured term loans in its Consolidated Balance Sheets as of June 30, 2004. In relation to this debt, Sunnyvale Partners, LP, which is wholly owned by the Sunnyvale joint venture, has an interest rate cap agreement outstanding that limits the venture's exposure to interest rate movements on $24.0 million of LIBOR-based debt to an interest rate of 9.00% through November 9, 2004.

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

        The Company has entered into an interest rate swap agreement, which together with an existing LIBOR interest rate cap agreement struck at 7.75%, effectively fixed the interest rate on $75.0 million of the Company's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. The Company has also entered into a LIBOR interest rate cap struck at 7.75% in the notional amount of $35.0 million. All three cash flow hedges expire in December 2004.

        On March 10, 2004, the Company repaid its $193.0 million LIBOR-based term loan and as a result the LIBOR cash flow hedges described above became ineffective and no longer qualified for cash flow hedge accounting under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Due to their becoming ineffective, the Company reclassified approximately $346,000 and $2.9 million for the three and six months ended June 30, 2004, respectively, from Accumulated other comprehensive income on the Company's Consolidated Balance Sheets to Interest expense on the Company's Consolidated Statements of Operations. Through their maturity in December 2004, the Company will record changes in fair market value of these cash flow hedges in Interest expense on the Company's Consolidated Statements of Operations.

        During the three and six months ended June 30, 2004, the Company incurred a loss on early extinguishment of debt of approximately $0 and $287,000, respectively, as a result of the early retirement of certain debt obligations.

        As of June 30, 2004, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2004 (remaining six months)	$24,000
2005	80,065
2006	50,000
2007	2,787
2008	—
Thereafter	101,773

Total principal maturities	258,625
Net unamortized debt discounts	(13,295)

Total debt obligations	$245,330

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

Note 9—Comprehensive Income

        Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $7.0 million and $11.8 million for the three months ended June 30, 2004 and 2003, respectively, and $21.4 million and $23.6 million for the six months ended June 30, 2004 and 2003, respectively. The primary component of comprehensive income other than net income was the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investment.

        For the three and six months ended June 30, 2004, the change in the fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow hedges was an decrease of $516,000 and an increase of $4.5 million, respectively, and was recorded as an adjustment to accumulated other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$7,550	$9,565	$16,886	$20,860
Other comprehensive income:
Reclassification of unrealized losses into earnings upon realization	346	—	2,875	—
Unrealized gains (losses) on available-for-sale investments	(937)	1,680	713	1,680
Unrealized gains on cash flow hedges	75	575	900	1,033

Comprehensive income	$7,034	$11,820	$21,374	$23,573

        Unrealized gains (losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholder's equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of June 30, 2004 and December 31, 2003, accumulated other comprehensive income (losses) reflected in the Company's shareholder's equity is comprised of the following (in thousands):

	As of June 30, 2004	As of December 31, 2003
Unrealized gains on available-for-sale investments	$4,273	$3,560
Unrealized losses on cash flow hedges	—	(3,775)

Accumulated other comprehensive income (losses)	$4,273	$(215)

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring sale/leaseback transactions and acquiring CTL assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of June 30, 2004, the Company's portfolio consisted of 74 facilities principally subject to net leases to approximately 102 customers, comprising 8.3 million square feet in 17 states. Of the 74 total facilities, there are six facilities held in one joint venture partnership.

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

        During the six months ended June 30, 2004, the Company acquired two CTL assets transferred from iStar Financial at their respective carrying values and disposed of one CTL asset for net proceeds of $2.8 million and recognized a gain of approximately $136,000.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        Interest income—For the three months ended June 30, 2004, interest income decreased by $151,000 to $5,000 from $156,000 for the same period in 2003. The decrease is due to the repayment of the $2.0 million investment in the convertible debt securities of a real estate company that trades on the Mexican Stock Exchange during the second quarter 2003 (see Note 6 to the Company's Consolidated Financial Statements).

        Operating lease income—Operating lease income increased by $7,000 for the three months ended June 30, 2004 compared to the same period in 2003. This increase is primarily the result of the transfer of CTL assets from iStar Financial and the consolidation of one of Sunnyvale (See Note 6). This increase is partially offset by lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

        Other income—Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees, bankruptcy claims, lease restoration fees, and insurance proceeds. During the three months ended June 30, 2004, other income consisted of dividend income of $150,000.

        During the three months ended June 30, 2003, other income consisted of a lease termination fee of $650,000 and dividend income of $125,000.

        Interest expense—For the three months ended June 30, 2004, interest expense decreased by $2.2 million to $5.2 million from $7.4 million for the same period in 2003. This decrease is primarily the result of the repayment of a portion of the Company's secured debt in the first quarter of 2004 and a decrease in interest expense due to the mark-to-market of ineffective cash flow hedges. The decrease was partially offset by increased interest expense related to the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements).

20

        Operating costs—corporate tenant lease assets—For the three months ended June 30, 2004, operating costs increased by $569,000 from $3.3 million to $3.9 million for the same period in 2003. This increase is related to the higher unrecoverable operating costs due to vacancies on certain CTL assets and the consolidation of Sunnyvale (see Note 6 to the Company's consolidated Financial Statements).

        Depreciation and amortization—Depreciation and amortization increased by approximately $622,000 to $5.0 million for the three months ended June 30, 2004 from $4.4 million for the same period in 2003. This increase is primarily due to the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements) and the result of transfer of CTL assets from iStar Financial.

        General and administrative—For the three months ended June 30, 2004, general and administrative expenses decreased by approximately $383,000 to $696,000, compared to $1.1 million for the same period in 2003 due to a decrease of allocated shared costs from iStar Financial as a result of reduced operations.

        Loss on early extinguishment of debt—During the three months ended June 30, 2004 and 2003, the Company did not incur any losses on early extinguishment of debt.

        Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—For the three months ended June 30, 2004, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries decreased by $1.9 million to approximately $(889,000) from $1.0 million for the same period in 2003. This decrease is primarily due to the conveyance by one of the Company's CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan, vacancies and the consolidation of Sunnyvale in March 2004 (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the three months ended June 30, 2003, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $703,000 is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or transferred to iStar Financial.

        Gain from discontinued operations—During the three months ended June 30, 2004 and June 30, 2003, the Company did not dispose of any CTL assets.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

        Interest income—For the six months ended June 30, 2004, interest income decreased by $376,000 to $29,000 from $405,000 for the same period in 2003. The decrease is due to the repayment of the $2.0 million investment in the convertible debt securities of a real estate company that trades on the Mexican Stock Exchange during the second quarter 2003 (see Note 6 to the Company's Consolidated Financial Statements).

        Operating lease income—Operating lease income decreased by $2.0 million to $44.4 million for the six months ended June 30, 2004 from $46.4 million for the same period in 2003. This decrease is primarily due to vacancies and lower rental rates on certain CTL assets. This decrease is partially offset by the transfer of CTL assets from iStar Financial and the consolidation of Sunnyvale (See Note 6).

        Other income—Other income generally consists of lease termination fees, project management fees, dividend income, unamortized loan discounts, financial advisory fees, earnest deposit forfeitures, credit enhancement fees, bankruptcy claims, lease restoration fees, and insurance proceeds. During the six months ended June 30, 2004, other income consisted of lease termination fees of $350,000 and dividend income of $300,000.

        During the six months ended June 30, 2003, other income consisted of a lease termination fee of $650,000, dividend income of $238,000 and bankruptcy claims of $182,000.

        Interest expense—For the six months ended June 30, 2004, interest expense decreased by $2.1 million to $14.7 million from $16.7 million for the same period in 2003. This decrease in interest expense is primarily the result of the repayment of a portion of the Company's secured debt in the first quarter of 2004 and the assumption of an unsecured debt obligation in the first quarter of 2003 to iStar Financial. The decrease was offset by increased interest expense due to cash flow hedges becoming ineffective when certain debt was repaid and the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements).

        Operating costs—corporate tenant lease assets—For the six months ended June 30, 2004, operating costs increased by $1.4 million from $6.5 million to $7.9 million for the same period in 2003. This increase is related to the higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by $633,000 to $9.3 million for the six months ended June 30, 2004 from $8.7 million for the same period in 2003. This increase is primarily due to the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements) and the result of transfer of CTL assets from iStar Financial.

        General and administrative—For the six months ended June 30, 2004, general and administrative expenses decreased by approximately $505,000 to $1.5 million, compared to $2.0 million for the same period in 2003 due to a decrease of allocated shared costs from iStar Financial as a result of reduced operations.

        Loss on early extinguishment of debt—During the six months ended June 30, 2004, the Company incurred $287,000 of losses associated with the amortization of deferred financing fees related to the early repayment of the Company's $193.0 million term loan.

        During the six months ended June 30, 2003, the Company had no losses on early extinguishment of debt.

        Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—For the six months ended June 30, 2004, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries increased by $3.3 million to $5.3 million from $2.0 million for the same period in 2003. This increase is primarily due to the conveyance by one of the Company's CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan and is partially offset by the consolidation of Sunnyvale in March 2004 (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the six months ended June 30, 2004 and 2003, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $49,000 and $4.7 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions, transfers or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During the six months ended June 30, 2004, the Company disposed of one CTL asset for net proceeds of $2.8 million and recognized a gain of approximately $136,000.

        During the six months ended June 30, 2003, the Company disposed of one CTL asset for net proceeds of $4.0 million and recognized a gain of approximately $264,000.

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

TRINET CORPORATE REALTY TRUST, INC. Registrant
Date: August 11, 2004	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: August 11, 2004	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer

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