Form 10-Q
period 2004-09-30
TRINET CORPORATE REALTY TRUST INC
filed 2004-11-09
CIK 899162

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

        As of November 1, 2004, there were 100 shares of common stock outstanding.

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

Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	As of September 30, 2004	As of December 31, 2003
ASSETS
Corporate tenant lease assets, net	$756,917	$747,746
Investments in and advances to joint ventures and unconsolidated subsidiaries	11,811	19,993
Assets held for sale	37,427	—
Cash and cash equivalents	90,767	12,594
Restricted cash	907	—
Accrued interest and operating lease income receivable	2,570	2,339
Deferred operating lease income receivable	17,965	15,936
Deferred expenses and other assets	18,804	39,189

Total assets	$937,168	$837,797

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$27,686	$33,457
Debt obligations	241,440	415,084

Total liabilities	269,126	448,541

Commitments and contingencies	—	—
Minority interest in consolidated entities	9,952	2,496
Shareholder's equity:
Common stock, $0.01 par value, 100 shares authorized: 100 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	693,925	427,271
Retained earnings	—	—
Accumulated other comprehensive income (losses) (See Note 9)	4,461	(215)
Common stock of iStar Financial (parent) held in treasury (at cost)	(40,296)	(40,296)

Total shareholder's equity	658,090	386,760

Total liabilities and shareholder's equity	$937,168	$837,797

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Operations

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Interest income	$11	$12	$40	$418
Operating lease income	20,756	20,921	61,979	64,754
Other income	176	657	828	1,727

Total revenue	20,943	21,590	62,847	66,899

Costs and expenses:
Interest expense	4,900	7,260	19,414	23,815
Operating costs—corporate tenant lease assets	4,205	4,262	11,934	10,617
Depreciation and amortization	4,668	3,989	13,300	12,151
General and administrative	506	1,060	2,000	3,059
Loss on early extinguishment of debt	—	—	287	—

Total costs and expenses	14,279	16,571	46,935	49,642

Net income before equity in earnings (loss) from joint ventures and unconsolidated subsidiaries, minority interest and other items	6,664	5,019	15,912	17,257
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	(1,613)	706	3,706	2,725
Minority interest in consolidated entities	(43)	(40)	(123)	(119)

Net income from continuing operations	5,008	5,685	19,495	19,863
Income from discontinued operations	1,474	1,506	3,737	7,925
Gain from discontinued operations	750	701	886	964

Net income	$7,232	$7,892	$24,118	$28,752

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statement of Changes in Shareholder's Equity

(In thousands)

(unaudited)

	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2003	$427,271	$—	$(215)	$(40,296)	$386,760
Non-cash contribution/(distribution) of assets from/to iStar Financial, net	9,762	—	—	—	9,762
Contribution from iStar Financial	262,800	—	—	—	262,800
Dividends paid to iStar Financial	(5,908)	(27,292)	—	—	(33,200)
Dividends received on iStar Financial shares held in treasury	—	3,174	—	—	3,174
Net income for the period	—	24,118	—	—	24,118
Change in accumulated other comprehensive income (losses)	—	—	4,676	—	4,676

Balance at September 30, 2004	$693,925	$—	$4,461	$(40,296)	$658,090

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income	$7,232	$7,892	$24,118	$28,752
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	43	40	123	119
Depreciation and amortization	4,668	3,989	13,300	12,151
Depreciation and amortization from discontinued operations	432	444	1,138	1,840
Amortization of deferred financing fees	671	650	1,916	2,528
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	1,613	(706)	(3,706)	(2,725)
Distributions from operations of joint ventures	—	168	—	2,574
Deferred operating lease income receivable	(996)	(530)	(2,697)	(1,850)
Gain from discontinued operations	(750)	(701)	(886)	(964)
Loss on early extinguishment of debt	53	—	340	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest and operating lease income receivable	(198)	(122)	(380)	2,701
(Increase) decrease in deferred expenses and other assets	(1,776)	(979)	20,574	(9,284)
Decrease in accounts payable, accrued expenses and other liabilities	(1,154)	(978)	(3,100)	(6,898)

Cash flows from operating activities	9,838	9,167	50,740	28,944

Cash flows from investing activities:
Net investment originations	—	—	—	(1,007)
Net proceeds from sale of corporate tenant lease assets	5,740	7,598	8,562	11,563
Repayments of and principal collections on loans and other lending investments	—	—	—	2,000
Capital improvement projects on corporate tenant lease assets	(1,409)	(1,098)	(3,692)	(1,574)
Other capital expenditures on corporate tenant lease assets	(4,299)	(180)	(11,530)	(2,090)

Cash flows from investing activities	32	6,320	(6,660)	8,892

Cash flows from financing activities:
Repayments under term loans	(4,244)	(442)	(198,170)	(1,306)
Increase in restricted cash held in connection with debt obligations	(107)	—	(247)	—
Prepayment penalty on early extinguishment of debt	(144)	—	(144)	—
Distributions to minority interest in consolidated entities	(40)	(40)	(120)	(119)
Contribution from iStar Financial	85,500	—	262,800	—
Dividends paid to iStar Financial	(9,050)	(15,000)	(33,200)	(42,200)
Dividends received on iStar Financial shares held in treasury	1,587	1,507	3,174	3,015

Cash flows from financing activities	73,502	(13,975)	34,093	(40,610)

Increase (decrease) in cash and cash equivalents	83,372	1,512	78,173	(2,774)
Cash and cash equivalents at beginning of period	7,395	7,933	12,594	12,219

Cash and cash equivalents at end of period	$90,767	$9,445	$90,767	$9,445

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$6,192	$7,643	$18,172	$25,345

The accompanying notes are an integral part of the financial statements.

TriNet Corporate Realty Trust, Inc.

(A wholly-owned subsidiary of iStar Financial Inc.)

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—TriNet Corporate Realty Trust, Inc., a Maryland Corporation (the "Company"), is a wholly-owned subsidiary of iStar Financial Inc., a Maryland Corporation ("iStar Financial"). iStar Financial and its subsidiaries provide custom-tailored financing to high-end private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior and mezzanine corporate capital, and corporate net lease financing. The Company typically provides capital to corporations, as well as borrowers, who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease ("CTL") transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of September 30, 2004, the Company's portfolio consisted of 67 facilities principally subject to net leases to approximately 99 customers, comprising 7.8 million square feet in 17 states. Of the 67 total facilities, there is one facility held in one unconsolidated joint venture.

        Organization—The Company became a wholly-owned subsidiary of iStar Financial through a merger on November 4, 1999. As a wholly-owned subsidiary of iStar Financial, a real estate investment trust ("REIT"), the Company operates as a qualified real estate investment trust subsidiary ("QRS") under the Internal Revenue Code of 1986, as amended (the "Code").

Note 2—Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary corporations and partnerships and its partnership that is consolidated under the provisions of FASB Interpretation No. 46 ("FIN 46") (see Note 6).

        Certain other investments in partnerships or joint ventures which the Company does not control are accounted for under the equity method (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at September 30, 2004 and December 31, 2003 and the results of its operations, changes in shareholder's equity and its cash flows for the three and nine months ended September 30, 2004 and 2003, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

        In accordance with the recent adoption, in July 2001, of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" regarding the Company's acquisition of facilities, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. the value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant, that is, at replacement cost. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of customer relationships are recorded at their relative fair values.

        Above-market and below-market in-place lease values for owned CTL assets are recorded based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management's estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company generally engages in sale/leaseback transactions and typically executes leases simultaneously with the purchase of the CTL asset at market rate rents. Because of this, no above-market or below-market lease value is ascribed to these transactions.

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

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the three and nine months ended September 30, 2004 and 2003.

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

        During the nine months ended September 30, 2004, the Company disposed of one CTL asset and acquired two CTL assets and their related liabilities through transfers to and from iStar Financial at their respective carrying values.

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

        Income taxes—The Company is taxed as a QRS under the Code. As a QRS, the Company is included in the consolidated tax return of iStar Financial. TriNet Management Operating Company, Inc. ("TMOC"), the Company's taxable REIT subsidiary, is not consolidated for federal income tax purposes and is taxed as a corporation. Accordingly, except for the Company's taxable REIT subsidiaries, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements. During the third quarter 2003, TMOC was liquidated.

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

        Earnings per share—Earnings per share is not calculated for the three and nine months ended September 30, 2004 and 2003, respectively, since all 100 shares outstanding are held by iStar Financial.

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

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (e.g., a premium). The disclosure requirements became effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements.

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

Note 5—Corporate Tenant Lease Assets

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	September 30, 2004	December 31, 2003
Facilities and improvements	$642,415	$627,824
Land and land improvements	190,751	182,898
Less: accumulated depreciation	(76,249)	(62,976)

Corporate tenant lease assets, net	$756,917	$747,746

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended September 30, 2004 and 2003 were approximately $3.6 million and $4.0 million, respectively, and $11.4 million and $13.0 million for the nine months ended September 30, 2004 and 2003, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        As of September 30, 2004, there were six CTL assets with book values of $37.4 million classified as "Asset held for sale" on the Company's Consolidated Balance Sheets. The Company began marketing this portfolio of assets for sale primarily to reduce the Company's exposure in the suburban Boston market. All six properties are located in the suburban Boston market. The Company has accepted a bid of $43.7 million and has entered into a contract for sale. On September 9, 2004, the Company received a deposit towards the sale and expects the sale to close in the beginning of November 2004.

        On September 17, 2004, the Company sold one CTL asset for net proceeds of $5.7 million and realized a gain of approximately $750,000. On August 26, 2004, the Company disposed of one CTL asset at its respective carrying value by transferring it to iStar Financial. No gain or loss resulted from this transfer. During the second quarter of 2004, the Company acquired two CTL assets transferred from iStar Financial at their respective carrying amounts. No gain or loss resulted from these transfers. On February 25, 2004, the Company sold one CTL asset for net proceeds of $2.8 million, and realized a gain of approximately $136,000.

        On August 14, 2003, the Company sold two CTL assets for net proceeds of $7.6 million and realized a gain of approximately $701,000. During the second quarter of 2003, the Company disposed of 17 CTL assets at their respective carrying value by transferring them to iStar Financial. No gain or loss resulted from these transfers. On January 7, 2003, the Company sold one CTL asset for net proceeds of $4.0 million and realized a gain of approximately $264,000.

        The results of operations from CTL assets sold, transferred to iStar Financial or held for sale in the current and prior periods are classified as "Income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

Note 6—Joint Ventures, Unconsolidated Subsidiaries and Minority Interest

        Income or loss generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

        The Company's ownership percentage, its equity investment, and its respective loss for the three months ended September 30, 2004, are presented below (in thousands):

				Pro Rata Share of Third-Party Non-Recourse Debt	Third-Party Debt
			JV Loss for the Three Months Ended September 30, 2004
	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Venture:
CTC	50.00%	$11,811	$(1,613)	—	N/A	N/A

        Investments in and advances to unconsolidated joint ventures:    At September 30, 2004, the Company had an investment in Corporate Technology Centre Associates LLC ("CTC"), whose external member is Corporate Technology Centre Partners LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities.

        At September 30, 2004, the venture held one net leased facility. The Company's investment in this joint venture at September 30, 2004 was $11.8 million. The joint venture's carrying value for the one facility owned at September 30, 2004 was $18.0 million. In aggregate, the joint venture had total assets of $32.0 million and total liabilities of approximately $40,000 as of September 30, 2004, and net loss of $(3.1) million and net income of $7.7 million for the three and nine months ended September 30, 2004, respectively. The Company accounts for this investment under the equity method because the Company's joint venture partner has certain participating rights giving them shared control over the venture.

        On March 31, 2004, the Company began accounting for its 44.70% interest in TriNet Sunnyvale Partners L.P. ("Sunnyvale") as a VIE (see Note 3) because the limited partners of Sunnyvale have the option to put their interest to the Company for cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. Therefore, the Company consolidates this partnership for financial statement reporting purposes. Prior to its consolidation, the Company accounted for this joint venture under the equity method for financial statement reporting purposes and it was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries," on the Company's Consolidated Balance Sheets and earnings from the joint venture were included in "Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries" in the Company's Consolidated Statements of Operations.

        On November 3, 2003, the primary customer at the CTC joint venture that was a tenant under four leases, filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On December 19, 2003, the U.S. Bankruptcy Court for the District of Delaware approved their plan of reorganization at which time all four of their leases were terminated. The plan of reorganization became effective on January 2, 2004, and the company exited from Chapter 11, at which time CTC received termination payments for all four leases. At the same time, the customer entered into a new three-year lease at one of the four buildings it previously occupied. On March 30, 2004, CTC Associates II L.P., a wholly-owned subsidiary of the CTC joint venture, conveyed its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of the entity's obligations of the related loan. On September 27, 2004, CTC Associates I L.P., a wholly-owned subsidiary of the Company's CTC joint venture, sold its interest in five buildings to a third party investor and was released from its debt obligation with the mortgage lender. This transaction resulted in a net loss of $1.9 million to the entity.

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

Note 7—Debt Obligations

        As of September 30, 2004 and December 31, 2003, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Carrying Value as of
	September 30, 2004	December 31, 2003	Stated Interest Rates(1)	Scheduled Maturity Date
Secured term loans:
Secured by CTL assets	$—	$193,000	LIBOR + 1.85%	July 2006
Secured by CTL assets(2)	80,382	85,552	6.55% - 8.80%	Various through 2009
Secured by CTL assets	24,000	—	LIBOR + 1.25%	November 2004

Total term loans	104,382	278,552
Less: debt discount	(258)	(128)

Total secured term loans	104,124	278,424
Unsecured notes(3):
7.70% Notes	100,000	100,000	7.70%	July 2017
7.95% Notes	50,000	50,000	7.95%	May 2006

Total unsecured notes	150,000	150,000
Less: debt discount(4)	(12,684)	(13,340)

Total unsecured notes	137,316	136,660

Total debt obligations	$241,440	$415,084

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on September 30, 2004 was 1.84%.

(2)
During August 2004, the Company prepaid three term loans aggregating approximately $3.8 million that financed three of the assets classified as held for sale at September 30, 2004.

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

        Due to the provisions of FIN 46, the Company began consolidating the Sunnyvale joint venture as of March 31, 2004 (see Note 6). As a result of the consolidation, the Company now reflects an additional $24.0 million of secured term loans in the Company's Consolidated Balance Sheets as of September 30, 2004. In relation to this debt, Sunnyvale Partners, LP, which is wholly owned by the Sunnyvale joint venture, has an interest rate cap agreement outstanding that limits the venture's exposure to interest rate movements on $24.0 million of LIBOR-based debt to an interest rate of 9.00% through November 9, 2004.

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

        On March 10, 2004, the Company repaid its $193.0 million LIBOR-based term loan secured by 15 CTL assets, which had an original maturity of July 2004. As a result, the cash flow hedges described above became ineffective and no longer qualified for cash flow hedge accounting under SFAS No. 133. Due to the cash flow hedges becoming ineffective, the Company reclassified approximately $0 and $2.8 million for the three and nine months ended September 30, 2004, respectively, from "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets to "Interest expense" on the Company's Consolidated Statements of Operations. Through their maturity in December 2004, the Company will record changes in fair market value of these cash flow hedges in "Interest expense" on the Company's Consolidated Statements of Operations.

        During the three and nine months ended September 30, 2004, the Company incurred a loss on early extinguishment of debt of approximately $0 and $287,000, respectively, as a result of the early retirement of certain debt obligations.

        As of September 30, 2004, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2004 (remaining three months)	$24,000
2005	76,994
2006	50,000
2007	2,753
2008	—
Thereafter	100,635

Total principal maturities	254,382
Net unamortized debt discounts	(12,942)

Total debt obligations	$241,440

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

Note 9—Comprehensive Income

        Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $7.4 million and $9.7 million for the three months ended September 30, 2004 and 2003, respectively, and $28.8 million and $33.3 million for the nine months ended September 30, 2004 and 2003, respectively. The primary component of comprehensive income other than net income was the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investment.

        For the three and nine months ended September 30, 2004, the change in the fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow hedges was an increase of $188,000 and of $4.7 million, respectively, and was recorded as an adjustment to accumulated other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$7,232	$7,892	$24,118	$28,752
Other comprehensive income:
Reclassification of unrealized losses into earnings upon realization	—	—	2,875	—
Unrealized gains (losses) on available-for-sale investments	188	853	901	2,533
Unrealized gains on cash flow hedges	—	935	900	1,968

Comprehensive income	$7,420	$9,680	$28,794	$33,253

        Unrealized gains (losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholder's equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of September 30, 2004 and December 31, 2003, accumulated other comprehensive income (losses) reflected in the Company's shareholder's equity is comprised of the following (in thousands):

	As of September 30, 2004	As of December 31, 2003
Unrealized gains on available-for-sale investments	$4,461	$3,560
Unrealized losses on cash flow hedges	—	(3,775)

Accumulated other comprehensive income (losses)	$4,461	$(215)

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        As a wholly-owned subsidiary of iStar Financial, the Company specializes in providing investment capital to major corporations and real estate owners nationwide by structuring sale/leaseback transactions and acquiring CTL assets subject to existing long-term leases to creditworthy customers occupying office and industrial facilities. The Company uses its corporate credit and real estate underwriting expertise to structure investments that it believes will generate attractive risk-adjusted returns. As of September 30, 2004, the Company's portfolio consisted of 67 facilities principally subject to net leases to approximately 99 customers, comprising 7.8 million square feet in 17 states. Of the 67 total facilities, there is one facility held in one joint venture partnership.

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

        During the nine months ended September 30, 2004, the Company acquired two CTL assets transferred from iStar Financial at their respective carrying values and disposed of two CTL assets for net proceeds of $8.6 million and recognized a gain of approximately $886,000. In addition, the Company disposed of one CTL asset by transferring it to iStar Financial at its respective carrying value. No gain or loss resulted from this transfer.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

        Interest income—For the three months ended September 30, 2004, interest income decreased by $1,000 to $11,000 from $12,000 for the same period in 2003.

        Operating lease income—Operating lease income decreased by $165,000 for the three months ended September 30, 2004 compared to the same period in 2003. This decrease is primarily due to vacancies and lower rental rates on certain CTL assets. This decrease is partially offset by the transfer of CTL assets from iStar Financial and the consolidation of Sunnyvale (See Note 6).

        Other income—Other income generally consists of lease termination fees, project management fees, dividend income, financial advisory fees, earnest deposit forfeitures, credit enhancement fees, bankruptcy claims, lease restoration fees, and insurance proceeds. During the three months ended September 30, 2004, other income consisted of dividend income of $150,000 and income from tenant bankruptcy claims of $26,000.

        During the three months ended September 30, 2003, other income consisted of a lease termination fee of $450,000, dividend income of $125,000 and income from tenant bankruptcy claims of $82,000.

        Interest expense—For the three months ended September 30, 2004, interest expense decreased by $2.4 million to $4.9 million from $7.3 million for the same period in 2003. This decrease is primarily the result of the repayment of a portion of the Company's secured debt in the first quarter of 2004 and a decrease in interest expense due to the mark-to-market of ineffective cash flow hedges arising from that repayment. The decrease was partially offset by increased interest expense related to the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements).

        Operating costs—corporate tenant lease assets—For the three months ended September 30, 2004, operating costs decreased by $57,000 from $4.3 million to $4.2 million for the same period in 2003. This decrease is related to a recovery from a disputed claim with a tenant.

        Depreciation and amortization—Depreciation and amortization increased by approximately $679,000 to $4.7 million for the three months ended September 30, 2004 from $4.0 million for the same period in 2003. This increase is primarily due to the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements), additional capital improvements and the result of the transfer of CTL assets from iStar Financial.

        General and administrative—For the three months ended September 30, 2004, general and administrative expenses decreased by approximately $554,000 to $506,000, compared to $1.1 million for the same period in 2003 due to a decrease of allocated shared costs from iStar Financial resulting from reduced operations.

        Loss on early extinguishment of debt—During the three months ended September 30, 2004 and 2003, the Company did not incur any losses on early extinguishment of debt.

        Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—For the three months ended September 30, 2004, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries decreased by $2.3 million to $(1.6) million from approximately $706,000 for the same period in 2003. This decrease is primarily due to the sale of the Company's CTL joint venture interest in five buildings, vacancies and the consolidation of Sunnyvale in March 2004 (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the three months ended September 30, 2004 and 2003, operating income earned by the Company on CTL assets sold (prior to their sale), assets transferred to iStar Financial and assets held for sale of $1.5 million and $1.5 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions, transfers or classified as "Asset held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During the three months ended September 30, 2004, the Company disposed of one CTL asset for net proceeds of $5.7 million and recognized a gain of approximately $750,000.

        During the three months ended September 30, 2003, the Company disposed of two CTL assets for net proceeds of $7.6 million and recognized a gain of approximately $701,000.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

        Interest income—For the nine months ended September 30, 2004, interest income decreased by $378,000 to $40,000 from $418,000 for the same period in 2003. The decrease is due to the repayment of the $2.0 million investment in the convertible debt securities of a real estate company that trades on the Mexican Stock Exchange during the second quarter 2003 (see Note 6 to the Company's Consolidated Financial Statements).

        Operating lease income—Operating lease income decreased by $2.8 million to $62.0 million for the nine months ended September 30, 2004 from $64.8 million for the same period in 2003. This decrease is primarily due to vacancies and lower rental rates on certain CTL assets. This decrease is partially offset by the transfer of CTL assets from iStar Financial and the consolidation of Sunnyvale (See Note 6 to the Company's Consolidated Financial Statements).

        Other income—Other income generally consists of lease termination fees, project management fees, dividend income, financial advisory fees, earnest deposit forfeitures, credit enhancement fees, bankruptcy claims, lease restoration fees, and insurance proceeds. During the nine months ended September 30, 2004, other income consisted of dividend income of $450,000, lease termination fees of $350,000 and income from tenant bankruptcy claims of $26,000.

        During the nine months ended September 30, 2003, other income consisted of lease termination fees of $1.1 million, dividend income of $362,000 and income from tenant bankruptcy claims of $265,000.

        Interest expense—For the nine months ended September 30, 2004, interest expense decreased by $4.4 million to $19.4 million from $23.8 million for the same period in 2003. This decrease is primarily the result of the repayment of a portion of the Company's secured debt in the first quarter of 2004 and the assumption of an unsecured debt obligation in the first quarter of 2003 to iStar Financial. The decrease was partially offset by increased interest expense due to the mark-to market of ineffective cash flow hedges resulting from the repayment of certain debt and the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements).

        Operating costs—corporate tenant lease assets—For the nine months ended September 30, 2004, operating costs increased by $1.3 million from $10.6 million to $11.9 million for the same period in 2003. This increase is related to the higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by $1.1 million to $13.3 million for the nine months ended September 30, 2004 from $12.2 million for the same period in 2003. This increase is primarily due to the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements), additional capital improvements and the result of the transfer of CTL assets from iStar Financial.

        General and administrative—For the nine months ended September 30, 2004, general and administrative expenses decreased by approximately $1.1 million to $2.0 million, compared to $3.1 million for the same period in 2003 due to a decrease of allocated shared costs from iStar Financial resulting from reduced operations.

        Loss on early extinguishment of debt—During the nine months ended September 30, 2004, the Company incurred $287,000 of losses associated with the amortization of deferred financing fees related to the early repayment of the Company's $193.0 million term loan.

        During the nine months ended September 30, 2003, the Company had no losses on early extinguishment of debt.

        Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—For the nine months ended September 30, 2004, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries increased by approximately $981,000 to $3.7 million from $2.7 million for the same period in 2003. This increase is primarily due to the conveyance of the Company's CTL joint venture interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan and is partially offset by the sale of the Company's CTL joint venture interest in five buildings, vacancies and the consolidation of Sunnyvale in March 2004 (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the nine months ended September 30, 2004 and 2003, operating income earned by the Company on CTL assets sold (prior to their sale), assets transferred to iStar Financial and assets held for sale of $3.7 million and $7.9 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions, transfers or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During the nine months ended September 30, 2004, the Company disposed of two CTL assets for net proceeds of $8.6 million and recognized a gain of approximately $886,000.

        During the nine months ended September 30, 2003, the Company disposed of three CTL assets for net proceeds of $11.6 million and recognized a gain of approximately $964,000.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

TRINET CORPORATE REALTY TRUST, INC. Registrant
Date: November 9, 2004	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: November 9, 2004	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer

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
  PART II. OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS
SIGNATURES